Form 10-Q
period 1997-06-30
CHOICEPOINT INC
filed 1997-08-29
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   ------------------  --------------------

                       Commission File Number: 001-13069

                                CHOICEPOINT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                   58-2309650
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                        Identification No.)

1000 Alderman Drive  Alpharetta, Georgia                      30005
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


                                (770) 752-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 8, 1997
          -----                               -----------------------------

Common Stock, $.10 Par Value                            14,468,689

                                CHOICEPOINT INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997
                                     INDEX

Part I.  FINANCIAL INFORMATION                                                 Page No.
  Item 1. Financial Statements

   Consolidated Statements of Income -
     Three Months Ended June 30, 1997 and 1996 and                                 3
     Six Months Ended June 30, 1997 and 1996

   Consolidated Balance Sheets -
     June 30, 1997 and December 31, 1996                                           4

   Consolidated Statement of Shareholder's Equity -
     Six Months Ended June 30, 1997                                                5

   Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                                       6

   Notes to Consolidated Financial Statements                                      7-11

 Item 2. Management's Discussion and Analysis
         of Results of Operations and Financial Condition                          12-14

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                14

Part II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                                         15

 Item 2. Changes in Securities                                                     15

 Item 3. Defaults Upon Senior Securities                                           15

 Item 4. Submission of Matters to a Vote of Security Holders                       15

 Item 5. Other Information                                                         15

 Item 6. Exhibits and Reports on Form 8-K                                          15-16

 Signatures                                                                        17

 Exhibit Index                                                                     18

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      JUNE 30,              JUNE 30,
                                                                1997          1996     1997        1996
========================================================================================================
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating revenue ...........................................   $108,623   $89,986   $211,475   $174,126
Costs and expenses:
  Costs of services .........................................     72,583    61,005    140,942    120,427
  Selling, general, and administrative ......................     20,481    16,436     42,776     32,148
                                                                --------   -------   --------   --------
      Total costs and expenses ..............................     93,064    77,441    183,718    152,575

Operating income ............................................     15,559    12,545     27,757     21,551
Interest expense ............................................      1,622     1,609      3,241      3,184
                                                                --------   -------   --------   --------

Income before income taxes ..................................     13,937    10,936     24,516     18,367
Provision for income taxes ..................................      6,637     4,729     11,675      7,942
                                                                --------   -------   --------   --------

Net income ..................................................   $  7,300   $ 6,207   $ 12,841   $ 10,425
                                                                ========   =======   ========   ========

Pro forma earnings per share (Note 12) ......................   $    .48   $   .40   $    .84   $    .66
                                                                ========   =======   ========   ========




















              The accompanying notes are an integral part of these
                           consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS

==================================================================================================================
                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        1997             1996
==================================================================================================================
                                                                                    (UNAUDITED)
                                           ASSETS                                           (IN THOUSANDS)
Current assets:
  Cash and cash equivalents .........................................................   $   4,895    $   1,726
  Accounts receivable, net of allowance for doubtful
   accounts of $1,531 at June 30, 1997 and $1,578 at
   December 31,1996 .................................................................      88,863       78,138
  Deferred income tax assets ........................................................       4,911        3,984
  Other current assets ..............................................................      13,130        8,083
                                                                                        ---------    ---------
      Total current assets ..........................................................     111,799       91,931

Property and equipment, net .........................................................      41,854       35,407
Goodwill, net .......................................................................     121,779      123,997
Deferred income tax assets ..........................................................      16,106       15,042
Other ...............................................................................      34,097       35,447
                                                                                        ---------    ---------

Total Assets ........................................................................   $ 325,635    $ 301,824
                                                                                        =========    =========

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt ..............................................   $     798    $     927
  Accounts payable ..................................................................      14,264       12,828
  Accrued salaries and bonuses ......................................................      10,236       11,594
  Other current liabilities .........................................................      25,368       19,616
                                                                                        ---------    ---------
    Total current liabilities .......................................................      50,666       44,965

Long-term debt, less current maturities .............................................         692        1,051
Postretirement benefit obligations ..................................................      55,487       55,622
Other long-term liabilities .........................................................       3,793        3,859
                                                                                        ---------    ---------
    Total liabilities ...............................................................     110,638      105,497

Shareholder's equity:
  Equifax equity investment .........................................................     215,068      196,414
  Foreign currency translation adjustments ..........................................         (71)         (87)
                                                                                        ---------    ---------
    Total shareholder's equity ......................................................     214,997      196,327
                                                                                        ---------    ---------

Total Liabilities and Shareholder's Equity ..........................................   $ 325,635    $ 301,824
                                                                                        =========    =========



              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                                                              FOREIGN
                                                                                                  EQUIFAX     CURRENCY
                                                                                                  EQUITY     TRANSLATION
                                                                                                 INVESTMENT  ADJUSTMENTS  TOTAL
================================================================================================================================
                                                                                                        (IN THOUSANDS)
Balance December 31, 1996 .....................................................................   $ 196,414   $(87)   $  196,327
  Net income ..................................................................................       5,541     --         5,541
  Net transactions with Equifax ...............................................................       8,600     --         8,600
  Translation adjustments .....................................................................          --     (1)           (1)
                                                                                                  ---------   ----    ----------

Balance March 31, 1997 ........................................................................     210,555    (88)      210,467
  Net income ..................................................................................       7,300     --         7,300
  Net transactions with Equifax ...............................................................      (2,787)    --        (2,787)
  Translation adjustments .....................................................................          --     17            17
                                                                                                  ---------   ----    ----------

Balance June 30, 1997 .........................................................................   $ 215,068  $ (71)   $  214,997
                                                                                                  =========  =====    ==========





              The accompanying notes are an integral part of this
                            consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

==================================================================================================
                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        --------------------------
                                                                            1997           1996
==================================================================================================
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net income ...........................................................   $ 12,841    $ 10,425
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ......................................     13,407       7,225
    Changes in assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable, net .........................................    (10,765)    (11,556)
      Current liabilities, excluding debt ..............................      5,821      (2,876)
      Other current assets .............................................     (5,061)       (368)
      Deferred income taxes ............................................     (1,991)        779
      Other long-term liabilities, excluding debt ......................       (201)        587
                                                                           --------    --------
  Net cash provided by operating activities ............................     14,051       4,216
                                                                           --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired ...................................     (1,659)     (3,109)
  Additions to property and equipment ..................................    (12,237)     (4,985)
  Additions to other assets, net .......................................     (2,491)     (1,727)
                                                                           --------    --------
  Net cash flows used by investing activities ..........................    (16,387)     (9,821)
                                                                           --------    --------
Cash flows from financing activities:
  Payments on long-term debt ...........................................       (487)         (4)
  Net transactions with Equifax ........................................      6,009       8,748
                                                                           --------    --------
  Net cash flows provided by financing activities ......................      5,522       8,744
                                                                           --------    --------

Effect of foreign currency exchange rates on cash ......................        (17)          2
                                                                           --------    --------

Net increase in cash ...................................................      3,169       3,141
Cash and cash equivalents, beginning of period                                1,726         645
                                                                           --------    --------
Cash and cash equivalents, end of period ...............................   $  4,895    $  3,786
                                                                           ========    ========









              The accompanying notes are an integral part of these
                           consolidated statements.

                               CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  SPIN OFF AND BASIS OF PRESENTATION

In December 1996, The Board of Directors of Equifax Inc. ("Equifax") announced that it planned to spin off the business conducted through Equifax's Insurance Services Group to Equifax shareholders (the "Spinoff"). This Spinoff occurred on August 7, 1997 and was accomplished by forming ChoicePoint Inc. ("ChoicePoint" or the "Company"), transferring the stock of the companies which comprised the Insurance Services Group to ChoicePoint and then distributing all of the shares of common stock of ChoicePoint to Equifax shareholders. Equifax shareholders of record as of July 24, 1997 received one share of ChoicePoint common stock for every ten shares of Equifax Common Stock owned (except for certain grantor trusts of Equifax, which did not receive ChoicePoint common stock pursuant to the Spinoff). The effective date of the Spinoff was July 31, 1997.

The accompanying unaudited interim consolidated financial statements of ChoicePoint include substantially all of the assets, liabilities, revenues, and expenses of the business conducted through Equifax's Insurance Services Group. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows as derived from Equifax's historical financial statements. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 1997 and the results of operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on Form S-1 (File No. 333-30297), effective July 18, 1997. The current period's results are not necessarily indicative of results to be expected for a full year.

2.  NATURE OF OPERATIONS

ChoicePoint provides most domestic insurance companies with automated and traditional underwriting and claim information services to assist those companies in assessing the insurability of individuals and property and the validity of insurance claims. ChoicePoint provides background investigations, performs paramedical exams, furnishes access to motor vehicle reports, maintains a database of claims histories and provides claims verification and investigative services to both the property and casualty and the life and health insurance markets. The Company also offers pre-employment background investigations, pre-employment and regulatory compliance drug testing services and public record information to other corporate and government organizations as well as the aforementioned insurance markets. The Company's operations are predominantly located in the United States.

3.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Historically, motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, had been reflected in Equifax's consolidated statements of income as operating revenue and costs of services. ChoicePoint has elected to exclude these customer reimbursed fees from revenue and reduce costs of services by a corresponding amount. This change in accounting presentation does not impact operating income. Registry revenue previously reflected in Equifax's consolidated statements of income was $65,798,000 and $55,546,000 for the three months ended June 30, 1997 and 1996, respectively, and $129,720,000 and $108,023,000 for the six months ended June 30, 1997 and 1996, respectively.

5.  EARNINGS PER SHARE

Historical earnings per share are not presented since the companies that comprise ChoicePoint were majority owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff. See Note 12 for pro forma earnings per share.

6.  TRANSACTIONS WITH EQUIFAX

There are no material intercompany purchase or sale transactions between Equifax and ChoicePoint. Under Equifax's centralized cash management system, short-term advances from Equifax and excess cash sent to Equifax are reflected as intercompany debt and are included in Equifax's equity investment in the accompanying balance sheets (Note 8). ChoicePoint was charged corporate costs in the amount of $2,551,000 and $2,815,000 for the three months ended June 30, 1997 and 1996, respectively, and $5,102,000 and $5,630,000 for the six months ended June 30, 1997 and 1996, respectively. These allocations were based on an estimate of the proportion of corporate expenses related to ChoicePoint, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, the corporate charges have been made on a reasonable basis and approximate all the incremental costs ChoicePoint would have incurred had it been operating on a stand-alone basis. These amounts have been included in selling, general, and administrative expenses. ChoicePoint was also charged corporate interest expense based on the relationship of its net assets to total Equifax net assets, excluding debt, in amounts of $1,547,000 and $1,554,000 for the three months ended June 30, 1997 and 1996, respectively, and $3,094,000 and $3,108,000 for the six months ended June 30, 1997 and 1996, respectively.

7.  INCOME TAXES

Historically, the Company has been included in the consolidated federal income tax return of Equifax. ChoicePoint's provision for income taxes in the accompanying consolidated statements of income reflects federal and state income taxes calculated on ChoicePoint's separate income, but recognizes the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group.

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax basis of assets and liabilities.

8.  EQUIFAX EQUITY INVESTMENT

Equifax equity investment includes the original investment in ChoicePoint, accumulated income of ChoicePoint, and the net intercompany payable due Equifax reflecting transactions described in Note 6. As of June 30, 1997 and December 31, 1996, the net intercompany payable due Equifax included in Equifax equity investment in the accompanying balance sheets was $89,806,000 and $83,993,000, respectively.

9.  CREDIT FACILITY

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is a revolving facility expandable to $300 million, subject to approval of the lenders. Borrowings under the Credit Facility are guaranteed by all material subsidiaries of ChoicePoint Inc. as defined in the Credit Facility. The Credit Facility was used by ChoicePoint to repay the net intercompany debt due to Equifax as of July 31, 1997, to repay $29.0 million of Equifax debt assumed by ChoicePoint and to fund $10.0 million for two ChoicePoint grantor trusts. Net intercompany debt due to Equifax is subject to a true-up adjustment, to be completed in September 1997. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market as approved by the Board of Directors. The total amount borrowed as of August 8, 1997 was $112.0 million. The commitment termination date and final maturity of the Credit Facility will occur in August 2002.

Revolving loans under the Credit Facility will bear interest at the following rates as applicable and selected by the Company from time to time: (1) the lender's Base Rate, (2) LIBOR plus the applicable margin, (3) the lender's Cost of Funds plus the applicable margin, and (4) the Competitive Bid Rate offered by the syndicate lenders at their discretion. The applicable margin will range from .16% to .45% per annum based on ChoicePoint's leverage ratio. Any amount not paid when due shall bear interest at the applicable rate plus 2%. At the end of the applicable interest period for LIBOR or Bid Rate Loans, interest shall accrue at the Base Rate plus 2%. The Company will also pay customary annual facility fees based on its leverage ratio.

The Credit Facility contains covenants customary for facilities of this type. Such covenants include limitations, in certain circumstances, on the ability of the Company and its subsidiaries to (i) effect a change of control of the Company, (ii) incur certain types of liens, and (iii) transfer or sell assets. The Credit Facility also requires compliance with financial covenants, including (i) maximum leverage and (ii) minimum fixed charge coverage.

10.  LEASE AGREEMENT

In August 1997, the Company entered into a $22.0 million operating lease agreement for an office facility in Alpharetta, Georgia. Under the agreement, the lessor purchased the property from a third party and leased the facility to the Company. The initial term of the lease is ten years at which time the Company has the following three options: to renew for an additional five years, to purchase at original cost, or to remarket the property.

11.  INTEREST RATE SWAP AGREEMENTS

ChoicePoint has entered into four interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term obligation. The agreements became effective in August 1997. One of the four agreements has a notional principal amount of $25.0 million and matures in August 2007. The agreement effectively changes the Company's interest rate exposure to a fixed rate of 6.535% plus a credit spread. The other three agreements have notional principal amounts totaling $60.0 million and mature in August 2004; however, the other parties have one time options to terminate the swap agreements in April 2002. The three agreements effectively change the Company's interest rate exposure to a weighted average fixed rate exposure of 6.240% plus a credit spread. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

12.  PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated net income for the three months ended March 31, 1997 and 1996, three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 present the consolidated results of operations of ChoicePoint assuming that the transactions contemplated by both the Spinoff and ChoicePoint's acquisition of the 70% interest in CDB Infotek had been completed as of the beginning of 1996.

The information presented below is not necessarily indicative of the results of operations that ChoicePoint would have reported if it had operated as an independent company.

                                                                             1997
                                                               ---------------------------------
                                                                                      Six Months
                                                                First        Second     Ended
(In thousands, except per share amounts)                        Quarter      Quarter   June 30
================================================================================================
Historical net income                                           $  5,541    $  7,300   $  12,841
Pro forma adjustments:
   Reversal of interest expense from Equifax (a)                     928         928       1,856
   Incremental interest expense (b)                               (1,129)     (1,129)     (2,258)
                                                                --------    --------    --------
Pro forma net income                                            $  5,340    $  7,099    $ 12,439
                                                                ========    ========   =========

Pro forma common and common equivalent
   shares outstanding (c)                                        14,837      14,837      14,837
                                                               ========    ========    =========
Pro forma earnings per share                                   $    .36    $    .48    $    .84
                                                               ========    ========    =========



                                                                              1996
                                                               ---------------------------------
                                                                                      Six Months
                                                                First        Second     Ended
(In thousands, except per share amounts)                        Quarter      Quarter   June 30
================================================================================================
Historical net income                                          $  4,218    $  6,207    $ 10,425
Pro forma adjustments:
   CDB Infotek net operating results (d)                           (163)        (79)       (242)
   Reversal of interest expense from Equifax (a)                    932         932       1,864
   Incremental interest expense (b)                              (1,155)     (1,155)     (2,310)
                                                               --------    --------    --------
Pro forma net income                                           $  3,832    $  5,905    $  9,737
                                                               ========    ========    ========

Pro forma common and common equivalent
   shares outstanding (c)                                       14,837      14,837      14,837
                                                               =======     =======     =======
Pro forma earnings per share                                   $   .26     $   .40     $   .66
                                                               =======     =======     =======



Following are the pro forma adjustments to the accompanying pro forma consolidated net income:

(a) To eliminate the $3.1 million ($1.9 million net of tax) corporate interest expense for the six months ended June 30, 1996 and 1997 charged to ChoicePoint.

(b) To record $3.9 million ($2.3 million net of tax) of interest expense on borrowings to fund the repayment of net intercompany debt owed to Equifax, the repayment of $29.0 million of Equifax debt assumed by ChoicePoint, and interest on borrowings to fund $10.0 million for two ChoicePoint grantor trusts. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market. The interest expense also includes interest for borrowings for the CDB Infotek acquisition. An interest rate of 6.5% is assumed on the borrowings.

(c) Pro forma common and common equivalent shares outstanding is based on the number of ChoicePoint shares issued and outstanding on August 8, 1997 plus the dilutive effect of stock options and restricted stock.

(d) Represents the January 1, 1996 to June 30, 1996 operating results for ChoicePoint's August 30, 1996 acquisition of 70% of the capital stock of CDB Infotek. The acquisition was accounted for as a purchase. The pro forma data also includes an additional $2.4 million ($1.4 million net of tax) in expense for amortization of goodwill and other intangible assets from January 1, 1996 to June 30, 1996 resulting from this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. ChoicePoint is organized into three service groups: Property and Casualty Insurance Services, Life and Health Insurance Services and Business and Government Services. The Company offers the following products through these groups:

         Property and Casualty Insurance Services - Automated underwriting and claims information for home and auto insurers, commercial inspections, workers compensation audits of commercial properties, and customized application rating and issuance software development

         Life and Health Insurance Services - Underwriting and claims information for life and health insurers, including medical records collection, paramedical services, laboratory services, and investigative services

         Business and Government Services - Pre-employment background searches, drug screenings, public records searches, people locator services, and UCC searches and filings

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Consolidated revenue increased $18.6 million, or 20.7%, from $90.0 million for the three months ended June 30, 1996 to $108.6 million for the three months ended June 30, 1997. The increase was primarily attributable to sales volume growth in the Property and Casualty Insurance Service Group as well as the third quarter 1996 acquisition of a 70% interest in CDB Infotek. This acquisition accounted for $8.7 million or 46.8% of the increase in consolidated revenue. Since this acquisition was accounted for as a purchase, its results of operations were included in the consolidated statements of income from the date of acquisition. Revenue from Property and Casualty Insurance Services grew $6.9 million, or 17.8%, from $38.7 million for the three months ended June 30, 1996 to $45.6 million for the three months ended June 30, 1997, due to sales growth in all business units with $5.2 million, or 75.4% of the increase, coming from the automated underwriting product lines. Revenue from Life and Health Insurance Services increased $100,000, or less than 1%, from $40.6 million for the three months ended June 30, 1996 to $40.7 million for the three months ended June 30, 1997. This increase was primarily the result of growth in laboratory services revenue, partially offset by a relative decline in the other product lines. Revenue from Business and Government Services increased $11.7 million, or 109.3 %, from $10.7 million for the three months ended June 30, 1996 to $22.4 million for the three months ended June 30, 1997. Revenue increased in all business units within Business and Government Services with $8.7 million, or 74% of the increase, coming from the CDB Infotek acquisition.

Operating income increased $3.1 million, or 24.8%, from $12.5 million for the three months ended June 30, 1996 to $15.6 million for the three months ended June 30, 1997, primarily as a result of strong revenue performance in automated underwriting services. Operating margins increased from 13.9% to 14.3%.

Net income increased $1.1 million, or 17.7%, from $6.2 million for the three months ended June 30, 1996 to $7.3 million for the three months ended June 30, 1997 as a result of the strong operating performance noted above partially offset by a 4.4 percentage point increase in the effective tax rate as discussed below.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Consolidated revenue increased $37.4 million, or 21.4%, from $174.1 million in the first six months of 1996 to $211.5 million in the first six months of 1997. The increase was primarily attributable to sales volume growth in the Property and Casualty Insurance Service Group as well as the third quarter 1996 acquisition of a 70% interest in CDB Infotek. This acquisition accounted for $17.1 million or 45.7% of the increase in consolidated revenue. Since this acquisition was accounted for as a purchase, its results of operations were included in the consolidated statements of income from the date of acquisition. Revenue from Property and Casualty Insurance Services grew $12.6 million, or 16.5%, from $76.5 million in the first six months of 1996 to $89.1 million in the first six months of 1997, primarily due to sales growth in automated underwriting product lines which increased $10.8 million, or 85.7% of the increase. Revenue from Life and Health Insurance Services increased $2.1 million, or 2.7%, from $77.6 million in the first six months of 1996 to $79.7 million in the first six months of 1997. This increase was primarily the result of growth in laboratory services revenue, partially offset by a relative decline in other product lines. Revenue from Business and Government Services increased $22.6 million, or 113.0%, from $20.0 million in the first six months of 1996 to $42.6 million in the first six months of 1997. Revenue increased in all business units within Business and Government Services with $17.1 million, or 75.7% of the increase, coming from the CDB Infotek acquisition.

Operating income increased $6.2 million, or 28.7%, from $21.6 million in the first six months of 1996 to $27.8 million in the first six months of 1997, primarily as a result of strong revenue performance in automated underwriting services. Operating margins increased from 12.4% to 13.1%.

Net income increased $2.4 million, or 23.1%, from $10.4 million in the first six months of 1996 to $12.8 million in the first six months of 1997 as a result of the strong operating performance noted above partially offset by a 4.4 percentage point increase in the effective tax rate as discussed below.

INCOME TAXES

Historically, the Company has been included in the consolidated federal income tax return of Equifax. ChoicePoint's provision for income taxes in the accompanying consolidated statements of income reflects federal and state income taxes calculated on ChoicePoint's separate income, but recognizes the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group. These unitary tax provisions, as reflected in the Consolidated Financial Statements, resulted in overall effective tax rates of 47.6% for the three months ended June 30, 1997 and the six months ended June 30, 1997 and 43.2% for the three months ended June 30, 1996 and the six months ended June 30, 1996. If the provision for income taxes had been calculated for ChoicePoint as a separate taxable entity for federal and state income tax purposes, the Company estimates that its overall effective tax rate would have been 43.8% for the three months ended June 30, 1997 and the six months ended June 30, 1997, and 40.8% for the three months ended June 30, 1996 and the six months ended June 30, 1996.

The increase in effective tax rates from 1996 to 1997 is primarily the result of foreign income being subject to tax and increased goodwill amortization not deductible for income tax purposes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations increased from $4.2 million in the first six months of 1996 to $14.1 million in the first six months of 1997. This increase was primarily attributable to the increase in net income, as adjusted for depreciation and amortization. During the first six months of 1997, ChoicePoint used $16.4 million for investing activities, which included $12.2 million of property and equipment additions. Building and leasehold improvements for an office facility in Alpharetta, Georgia and the expansion of the existing Osborn Laboratories, Inc. facility in Olathe, Kansas represented approximately $5.3 million of the $12.2 million additions with the remainder due primarily to system upgrades. Net cash provided by financing activities was $5.5 million in the first six months of 1997, which is primarily due to the increase in intercompany debt payable to Equifax.

Subsequent to June 30, 1997, the Company entered into an operating lease agreement for an office facility in Alpharetta, Georgia and four interest rate swap agreements. See Notes 10 and 11 to the Consolidated Financial Statements.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs after the Spinoff, ChoicePoint entered into a five-year $250 million revolving Credit Facility with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. Borrowings under the Credit Facility are guaranteed by all material subsidiaries of ChoicePoint Inc. as defined in the Credit Facility. The Credit Facility was used by ChoicePoint in August 1997 to repay the net intercompany debt due to Equifax as of July 31, 1997, to repay $29.0 million of Equifax debt assumed by ChoicePoint and to fund $10.0 million for two ChoicePoint grantor trusts. Net intercompany debt due to Equifax is subject to a true-up adjustment, to be completed in September 1997. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market as approved by the Board of Directors. The total amount borrowed as of August 8, 1997 was $112.0 million. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and general corporate cash requirements. For a more complete description of the terms of the Credit Facility, see Note 9 to the Consolidated Financial Statements.

In April 1997, ChoicePoint announced an agreement in principle to acquire Kroll Associates, Inc., an international investigative and corporate intelligence consulting firm headquartered in New York City. On August 7, 1997, ChoicePoint announced that the proposed acquisition of Kroll Associates, Inc. by ChoicePoint would not take place as the parties had been unable to reach a definitive merger agreement.

Interest expense in the consolidated statements of income includes interest charged by Equifax based on the relationship of ChoicePoint net assets to Equifax net assets, excluding corporate debt. The amounts charged were $1.5 million and $1.6 million for the three months ended June 30, 1997 and 1996, respectively, and $3.1 million for the six months ended June 30, 1997 and 1996. Now that the Spinoff has occurred, ChoicePoint's results may be effected by an increase in interest expense resulting from expected higher borrowing costs as an independent company and for future acquisitions. Interest expense will also be affected by the current borrowings of $112.0 million under the Credit Facility.

This report contains certain forward-looking statements. These statements reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ChoicePoint is involved in litigation from time to time in the ordinary course of its business. The Company does not believe that the outcomes of any pending or threatened litigation will have a material adverse effect on the financial position or results of operations of ChoicePoint. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

In April 1997, ChoicePoint announced an agreement in principle to acquire Kroll Associates, Inc., an international investigative and corporate intelligence consulting firm headquartered in New York City. On August 7, 1997, ChoicePoint announced that the proposed acquisition of Kroll Associates, Inc. by ChoicePoint would not take place as the parties had been unable to reach a definitive merger agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.01*    Articles of Incorporation of the Company, as amended
3.02*    Bylaws of the Company, as amended
4.01*    Form of Common Stock certificate
10.01    ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan
10.02**  ChoicePoint Inc. 401(k) Profit Sharing Plan
10.03 Distribution Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.
10.04    Employee Benefits Agreement, dated as of July 31, 1997, between
         Equifax Inc. and ChoicePoint Inc.
10.05 Transition Support Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc.
10.06 Intercompany Information Services Agreement, dated as of July 31, 1997, by Equifax Inc. and ChoicePoint Inc.
10.07 Tax Sharing and Indemnification Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.
10.08 Intellectual Property Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.
10.09** Agreement by and between ChoicePoint Inc. (as successor to Equifax Inc.) and Dan Rocco, effective January 1, 1996 (relating to compensation of Mr. Rocco)
10.10 Revolving Credit Agreement, dated as of August 5, 1997, among ChoicePoint Inc., the Lenders

         Listed Therein and Wachovia Bank, N.A. as Administrative Agent, and SunTrust Bank, Atlanta as Documentation Agent
10.11(a) Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc.,
         SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as Agent
10.11(b) Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc.
         and SunTrust Banks, Inc.
10.11(c) Georgia Lease Supplement, dated as of July 31, 1997, between
         ChoicePoint Inc. and SunTrust Banks, Inc.
10.11(d) Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as
         Guarantor
10.11(e) Construction Agency Agreement, dated as of July 31, 1997, between
         SunTrust Banks, Inc. and ChoicePoint Inc.
10.12 Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1600 Peachtree Street, NW, Atlanta, Georgia)
10.13 Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta, Georgia (J.V. White Technology Center))
10.14 Form of Employment and Compensation Agreement by and between each of Derek V. Smith, Dan H. Rocco, Douglas C. Curling, David T. Lee and J. Michael de Janes
21.01    Subsidiaries of the Company
27.01    Financial Data Schedule (for SEC use only)

* Previously filed as an exhibit to Registration Statement No. 333-30297 filed June 30, 1997 and incorporated herein by reference.

* *      Previously filed as an exhibit to Pre-Effective Amendment No. 1 to
Registration Statement No. 333-30297 filed July 16, 1997 and incorporated herein by reference.

(b)   Reports on Form 8-K

      Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHOICEPOINT INC.
                                       ----------------
                                       (Registrant)

August 28, 1997                        /s/ Derek V. Smith
-----------------------                --------------------------
         Date                          D.V. Smith, President and
                                          Chief Executive Officer

August 28, 1997                        /s/ Doug C. Curling
-----------------------                --------------------------
         Date                          D. C. Curling, Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit          Description of Exhibit
-------          ----------------------
3.01*    Articles of Incorporation of the Company, as amended
3.02*    Bylaws of the Company, as amended
4.01*    Form of Common Stock certificate
10.01    ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan
10.02**  ChoicePoint Inc. 401(k) Profit Sharing Plan
10.03    Distribution Agreement, dated as of July 31, 1997, by and between Equifax Inc. and
         ChoicePoint Inc.
10.04    Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and
         ChoicePoint Inc.
10.05    Transition Support Agreement, dated as of July 31, 1997, between Equifax Inc. and
         ChoicePoint Inc.
10.06    Intercompany Information Services Agreement, dated as of July 31, 1997, by
         Equifax Inc. and ChoicePoint Inc.
10.07    Tax Sharing and Indemnification Agreement, dated as of July 31, 1997, by and between Equifax Inc. and
         ChoicePoint Inc.
10.08    Intellectual Property Agreement, dated as of July 31, 1997, by and between Equifax Inc. and
         ChoicePoint Inc.
10.09**  Agreement by and between ChoicePoint Inc. (as successor to Equifax Inc.)
         and Dan Rocco, effective January 1, 1996 (relating to compensation of Mr. Rocco)
10.10    Revolving Credit Agreement, dated as of August 5, 1997, among ChoicePoint Inc., the Lenders
         Listed Therein and Wachovia Bank, N.A. as Administrative Agent, and SunTrust Bank, Atlanta as Documentation
         Agent
10.11(a) Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc., SunTrust Banks, Inc. and
         SunTrust Bank, Atlanta, as Agent
10.11(b) Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc.
10.11(c) Georgia Lease Supplement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust
         Banks, Inc.
10.11(d) Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as Guarantor
10.11(e) Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and ChoicePoint
         Inc.
10.12    Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services
         Inc. (for certain property and building located at 1600 Peachtree Street, NW, Atlanta, Georgia)
10.13    Sublease Agreement,dated as of July 31, 1997, between Equifax Inc. and Equifax Services
         Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta, Georgia (J.V. White
         Technology Center))
10.14    Form of Employment and Compensation Agreement by and between each of Derek V. Smith, Dan
         H. Rocco, Douglas C. Curling, David T. Lee and J. Michael de Janes
21.01    Subsidiaries of the Company
27.01    Financial Data Schedule (for SEC use only)

* Previously filed as an exhibit to Registration Statement No. 333-30297 filed June 30, 1997 and incorporated herein by reference.

* *      Previously filed as an exhibit to Pre-Effective Amendment No. 1 to
Registration Statement No. 333-30297 filed July 16, 1997 and incorporated herein by reference.