Form 10-Q
period 1997-09-30
CHOICEPOINT INC
filed 1997-11-13
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     SEPTEMBER 30, 1997
                                       ------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                        Commission File Number: 001-13069


                                CHOICEPOINT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Georgia                                     58-2309650
-------------------------------------------------       ------------------------
  (State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                             Identification No.)


1000 Alderman Drive  Alpharetta, Georgia                          30005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 31, 1997
           -----                                 -------------------------------

Common Stock, $.10 Par Value                                 14,630,032

                                CHOICEPOINT INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX


                                                                             Page No.
                                                                             --------
Part I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

   Consolidated Statements of Income -
     Three Months Ended September 30, 1997 and 1996 and
     Nine months Ended September 30, 1997 and 1996                               3

   Consolidated Balance Sheets -
     September 30, 1997 and December 31, 1996                                    4

   Consolidated Statement of Shareholders' Equity -
     Nine months Ended September 30, 1997                                        5

   Consolidated Statements of Cash Flows -
     Nine months Ended September 30, 1997 and 1996                               6

   Notes to Consolidated Financial Statements                                    7-12

Item 2. Management's Discussion and Analysis
        of Results of Operations and Financial Condition                         13-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk               16

Part II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                        17

Item 2. Changes in Securities                                                    17

Item 3. Defaults Upon Senior Securities and Use of Proceeds                      17

Item 4. Submission of Matters to a Vote of Security Holders                      17

Item 5. Other Information                                                        17

Item 6. Exhibits and Reports on Form 8-K                                         18-19

Signatures                                                                       20

Exhibit Index                                                                    21-22

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                1997       1996       1997       1996
---------------------------------------------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue ..........................  $106,489   $ 94,354   $317,964   $268,480
Costs and expenses:
  Costs of services ........................    71,819     64,280    212,761    184,707
  Selling, general, and administrative .....    18,860     16,330     61,636     48,477
                                              --------   --------   --------   --------
      Total costs and expenses .............    90,679     80,610    274,397    233,184

Operating income ...........................    15,810     13,744     43,567     35,296
Interest expense ...........................     1,674      1,608      4,915      4,792
                                              --------   --------   --------   --------

Income before income taxes .................    14,136     12,136     38,652     30,504
Provision for income taxes .................     6,358      5,248     18,033     13,191
                                              --------   --------   --------   --------

Net income .................................  $  7,778   $  6,888   $ 20,619   $ 17,313
                                              ========   ========   ========   ========

Pro forma earnings per share (Note 12) .....  $    .52   $    .32   $   1.36   $    .98
                                              ========   ========   ========   ========















 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                       1997             1996
----------------------------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                           ASSETS                                                          (IN THOUSANDS)
Current assets:
  Cash and cash equivalents .............................................           $  27,275        $   1,726
  Accounts receivable, net of allowance for doubtful accounts of  $1,867 at September 30, 1997 and $1,578 at
    December 31,1996 ....................................................              89,243           78,138
  Deferred income tax assets ............................................               6,859            3,984
  Other current assets ..................................................              15,975            8,083
                                                                                    ---------        ---------
      Total current assets ..............................................             139,352           91,931

Property and equipment, net .............................................              40,120           35,407
Goodwill, net ...........................................................             122,926          123,997
Deferred income tax assets ..............................................              15,988           15,042
Other ...................................................................              32,572           35,447
                                                                                    ---------        ---------

Total Assets ............................................................           $ 350,958        $ 301,824
                                                                                    =========        =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ..................................           $     680        $     927
  Accounts payable ......................................................              13,678           12,828
  Accrued salaries and bonuses ..........................................              14,489           11,594
  Other current liabilities .............................................              41,493           19,616
                                                                                    ---------        ---------
    Total current liabilities ...........................................              70,340           44,965

Long-term debt, less current maturities .................................             102,560            1,051
Postretirement benefit obligations ......................................              55,487           55,622
Other long-term liabilities .............................................               5,104            3,859
                                                                                    ---------        ---------
    Total liabilities ...................................................             233,491          105,497

Shareholders' equity:
  Equifax equity investment .............................................                  --          196,414
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    no shares issued and outstanding ....................................                  --               --
  Common stock, $.10 par value, 100,000,000 shares
    authorized, 14,570,981 shares issued and outstanding at
    September 30, 1997 ..................................................               1,457               --
  Paid-in capital .......................................................             110,747               --
  Retained earnings .....................................................               5,419               --
  Foreign currency translation adjustments ..............................                (156)             (87)
                                                                                    ---------        ---------
    Total shareholders' equity ..........................................             117,467          196,327
                                                                                    ---------        ---------

Total Liabilities and Shareholders' Equity ..............................           $ 350,958        $ 301,824
                                                                                    =========        =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        FOREIGN
                                       EQUIFAX                                          CURRENCY
                                        EQUITY      COMMON      PAID-IN     RETAINED  TRANSLATION
                                      INVESTMENT     STOCK      CAPITAL     EARNINGS  ADJUSTMENTS     TOTAL
-------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Balance December 31, 1996 ........... $ 196,414    $      --   $      --   $      --   $     (87)   $ 196,327
  Net income (from January 1, 1997
     through July 31, 1997) .........    15,200           --          --          --          --       15,200
  Intercompany transactions with
     Equifax ........................     1,609           --          --          --          --        1,609
  Repayment of Equifax intercompany
     debt ...........................   (72,602)          --          --          --          --      (72,602)
  Debt assumed from Equifax .........   (29,000)          --          --          --          --      (29,000)
  Distribution of common stock ......  (111,621)       1,457     110,164          --          --           --
  Other .............................        --           --         583          --          --          583
  Net income (from August 1, 1997
     to September 30, 1997) .........        --           --          --       5,419          --        5,419
  Translation adjustments ...........        --           --          --          --         (69)         (69)
                                      ---------    ---------   ---------   ---------   ---------    ---------

Balance September 30, 1997 .......... $      --    $   1,457   $ 110,747   $   5,419   $    (156)   $ 117,467
                                      =========    =========   =========   =========   =========    =========









   The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                            1997         1996
-------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net income .........................................   $  20,619    $  17,313
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................      20,400       11,814
    Changes in assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable, net .......................     (11,169)     (10,681)
      Current liabilities, excluding debt ............      25,592       (6,258)
      Other current assets ...........................      (7,916)         637
      Deferred income taxes ..........................      (3,822)       6,525
      Other long-term liabilities, excluding debt ....       1,110        1,392
                                                         ---------    ---------

  Net cash provided by operating activities ..........      44,814       20,742
                                                         ---------    ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired .................      (4,049)     (69,654)
  Additions to property and equipment ................     (13,614)      (9,452)
  Additions to other assets, net .....................      (3,754)      (2,309)
                                                         ---------    ---------

  Net cash flows used by investing activities ........     (21,417)     (81,415)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from long-term debt .......................     112,000           --
  Payment of debt assumed in acquisition .............          --      (10,812)
  Payments on long-term debt .........................     (10,737)      (1,048)
  Payment of debt assumed from Equifax ...............     (29,000)          --
  Payment of Equifax intercompany debt ...............     (72,602)          --
  Net transactions with Equifax ......................       1,609       77,820
  Other ..............................................         583           --
                                                         ---------    ---------

  Net cash flows provided by financing activities ....       1,853       65,960
                                                         ---------    ---------

Effect of foreign currency exchange rates on cash ....         299            6
                                                         ---------    ---------

Net increase in cash .................................      25,549        5,293
Cash and cash equivalents, beginning of period .......       1,726          645
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $  27,275    $   5,938
                                                         =========    =========






  The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)




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

The accompanying unaudited interim consolidated financial statements of ChoicePoint include substantially all of the assets, liabilities, revenues, and expenses of the business conducted through Equifax's Insurance Services Group. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows as derived from Equifax's historical financial statements where applicable. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 1997 and the results of operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on Form S-1 (File No. 333-30297), effective July 18, 1997 and in ChoicePoint's Form 10-Q for the period ending June 30, 1997, filed August 29, 1997. The current period's results are not necessarily indicative of results to be expected for a full year.

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

4. REVENUE AND COSTS OF SERVICES PRESENTATION

Historically, motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, had been reflected in Equifax's consolidated statements of income as operating revenue and costs of services. ChoicePoint has elected to exclude these customer reimbursed fees from revenue and reduce costs of services by a corresponding amount. This change in accounting presentation does not impact operating income. Registry revenue was $66,113,000 and $58,701,000 for the three months ended September 30, 1997 and 1996, respectively, and $195,833,000 and $166,724,000 for the nine months ended September 30, 1997 and 1996, respectively.

5. EARNINGS PER SHARE

Historical earnings per share are not presented since the companies that comprise ChoicePoint were majority owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff. Since the Spinoff, actual earnings per share for August and September of 1997 were $.36. See Note 12 for pro forma earnings per share.

6. TRANSACTIONS WITH EQUIFAX

There are no material purchase or sale transactions between Equifax and ChoicePoint. Prior to the Spinoff, under Equifax's centralized cash management system, short-term advances from Equifax and excess cash sent to Equifax were reflected as intercompany debt and were included in Equifax's equity investment account through July 31, 1997 (Note 8). As a result of the Spinoff, the net intercompany debt at July 31, 1997, totaling $72,602,000, was repaid in the third quarter of 1997. ChoicePoint was charged corporate costs through July 31, 1997. The amount of corporate costs included in the accompanying consolidated statements of income were $850,000 and $2,815,000 for the three months ended September 30, 1997 and 1996, respectively, and $5,952,000 and $8,445,000 for the nine months ended September 30, 1997 and 1996, respectively. These allocations were based on an estimate of the proportion of corporate expenses related to ChoicePoint, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, the corporate charges have been made on a reasonable basis and approximate all the incremental costs ChoicePoint would have incurred had it been operating on a stand-alone basis. These amounts have been included in selling, general, and administrative expenses. ChoicePoint was also charged corporate interest expense through July 31, 1997, based on the relationship of its net assets to total Equifax net assets, excluding debt, in amounts of $518,000 and $1,554,000 for the three months ended September 30, 1997 and 1996, respectively, and $3,612,000 and $4,662,000 for the nine months ended September 30, 1997 and 1996, respectively.

7. INCOME TAXES

Historically, the Company has been included in the consolidated federal income tax return of Equifax. ChoicePoint's provision for income taxes in the accompanying consolidated statements of income reflects federal and state income taxes calculated on ChoicePoint's separate income, but recognizes the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group through July 31, 1997, the effective date of the Spinoff.

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax basis of assets and liabilities.

8.  EQUIFAX EQUITY INVESTMENT

Prior to July 31, 1997, Equifax's equity investment included the original investment in ChoicePoint, accumulated income of ChoicePoint until the Spinoff, and the net intercompany payable due Equifax reflecting transactions described in Note 6. The July 31, 1997 net intercompany debt balance that was repaid to Equifax in the third quarter of 1997 was $72,602,000. The $72,602,000 included actual intercompany debt of $85,602,000 reduced by $13,000,000 for an employee benefit obligation assumed by ChoicePoint. As a result of the Spinoff, ChoicePoint assumed an obligation to contribute to a defined contribution plan for certain ChoicePoint employees. The additional benefits are intended to offset the adverse impact of transitioning out of a defined benefit pension plan and represent the present value of the estimated future contributions. In exchange for this obligation, Equifax made a capital contribution to ChoicePoint in the amount of $13,000,000 and ChoicePoint's intercompany liability to Equifax was reduced accordingly. ChoicePoint anticipates incurring an expense estimated at $2,300,000 for 1998 to fund the contributions for employees. As of December 31, 1996, the net intercompany payable due Equifax included in Equifax equity investment in the accompanying consolidated balance sheet was $83,993,000.

9.  CREDIT FACILITY

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility is a revolving facility expandable to $300 million, subject to approval of the lenders. Borrowings under the Credit Facility are guaranteed by all material subsidiaries of ChoicePoint Inc. as defined in the Credit Facility. The Credit Facility was used by ChoicePoint to repay the net intercompany debt due to Equifax as of July 31, 1997, to repay $29.0 million of Equifax debt assumed by ChoicePoint and to fund $10.0 million for two ChoicePoint grantor trusts. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors. Initial borrowings under the Credit Facility were $112.0 million. During September 1997, the Company paid down $10.0 million of the amount borrowed, reducing total debt under the revolver to $102.0 million. The commitment termination date and final maturity of the Credit Facility will occur in August 2002.

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

12. PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated net income and pro forma earnings per share present the consolidated results of operations of ChoicePoint assuming that the transactions contemplated by both the Spinoff and ChoicePoint's acquisition of the 70% interest in CDB Infotek had been completed as of the beginning of 1996. Historical earnings per share are not presented since the companies that comprise ChoicePoint were majority owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff.

The information presented below is not necessarily indicative of the results of operations that ChoicePoint would have reported if it had operated as an independent company.

                                                                      1997
                                                 ----------------------------------------------
                                                                                   Nine Months
                                                   First      Second       Third       Ended
(In thousands, except per share amounts)          Quarter     Quarter     Quarter  September 30
-----------------------------------------------------------------------------------------------
Historical net income                            $  5,541    $  7,300    $  7,778    $ 20,619
Pro forma adjustments:
  Reversal of interest expense from Equifax(a)        928         928         309       2,165
  Incremental interest expense(b)                  (1,129)     (1,129)       (331)     (2,589)
                                                 --------    --------    --------    --------
Pro forma net income                             $  5,340    $  7,099    $  7,756    $ 20,195
                                                 ========    ========    ========    ========

Pro forma common and common equivalent
  shares outstanding(c)                            14,837      14,837      14,852      14,852
                                                 ========    ========    ========    ========
Pro forma earnings per share                     $    .36    $    .48    $    .52    $   1.36
                                                 ========    ========    ========    ========

                                                                       1996
                                                  ----------------------------------------------
                                                                                     Nine Months
                                                    First      Second       Third       Ended
(In thousands, except per share amounts)           Quarter     Quarter     Quarter  September 30
                                                  --------    --------    --------  ------------
Historical net income                             $  4,218    $  6,207    $  6,888    $ 17,313
Pro forma adjustments:
   CDB Infotek net operating results(d)               (163)        (79)     (2,134)     (2,376)
   Reversal of interest expense from Equifax(a)        932         932         932       2,796
   Incremental interest expense(b)                  (1,155)     (1,155)       (881)     (3,191)
                                                  --------    --------    --------    --------
Pro forma net income                              $  3,832    $  5,905    $  4,805    $ 14,542
                                                  ========    ========    ========    ========

Pro forma common and common equivalent
   shares outstanding(c)                            14,837      14,837      14,837      14,837
                                                  ========    ========    ========    ========
Pro forma earnings per share                      $    .26    $    .40    $    .32    $    .98
                                                  ========    ========    ========    ========




Following are the pro forma adjustments to the accompanying pro forma consolidated net income:

         a) To eliminate the $3.6 million ($2.2 million net of tax) corporate interest expense for the nine months ended September 30, 1997 and $4.6 million ($2.8 million net of tax) for the nine months ended September 30, 1996 charged to ChoicePoint. Equifax charged interest expense through the effective date of the Spinoff - July 31, 1997.

         b) To record $4.3 million ($2.6 million net of tax) for the nine months ended September 30, 1997 and $5.3 million ($3.2 million net of tax) for the nine months ended September 30 , 1996 of interest expense on borrowings to fund the repayment of net intercompany debt owed to Equifax, the repayment of $29.0 million of Equifax debt assumed by ChoicePoint, and interest on borrowings to fund $10.0 million for two ChoicePoint grantor trusts. The interest expense also includes interest for borrowings for the CDB Infotek acquisition. An interest rate of 6.5% is assumed on the borrowings.

         c) Pro forma common and common equivalent shares outstanding prior to the Spinoff is based on the number of ChoicePoint shares issued and outstanding on the date of the Spinoff (August 7, 1997) plus the dilutive effect of stock options and restricted stock. The 1997 third quarter and the nine months ended September 30, 1997 pro forma common and common equivalent shares outstanding also includes stock activity from August 8, 1997 through September 30, 1997.

         d) Represents the January 1, 1996 to August 30, 1996 operating results for ChoicePoint's August 30, 1996 acquisition of 70% of the capital stock of CDB Infotek. The acquisition was accounted for as a purchase. The pro forma data includes an additional $3.2 million ($1.9 million net of tax) in expense for amortization of goodwill and other intangible assets from January 1, 1996 to August 30, 1996 resulting from this transaction.

                  Pro forma operating results in the third quarter of 1996 were impacted by a non-recurring expense of $5.4 million, ($2.3 million net of tax and minority interest) recorded by CDB Infotek prior to the acquisition. This non-recurring expense represented a one-time charge for the vesting of all CDB Infotek non-qualified stock options on August 30, 1996 and other stock option expense as a result of ChoicePoint's acquisition of CDB Infotek. This non-recurring expense also decreased the third quarter 1996 and the nine months ended September 30, 1996 pro forma earnings per share by $.15.

13. ACQUISITIONS

During the second and third quarters of 1997 the Company acquired the assets of Advanced HR, an automated payroll and employment verification service, and an additional 2.6% interest in CDB Infotek, bringing ChoicePoint's interest in CDB Infotek to 72.6%. In October 1997 and November 1997 the Company announced the acquisitions of Medi-Net, an on-line physician verification service, and Drug Free, Inc., a drug testing information services company. The total purchase price of all four acquisitions was approximately $10.9 million.

14. GRANTOR TRUSTS

ChoicePoint has established two grantor trusts totaling $10.0 million. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors for distribution under its various compensation and benefit plans. The $10.0 million is included in cash and cash equivalents in the September 30, 1997 accompanying balance sheet.

15. SHAREHOLDER RIGHTS PLAN

On October 29, 1997, the Board of Directors of ChoicePoint approved a shareholder rights plan that is described in Part II, Item 2 of this Form 10-Q.

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

         Property and Casualty Insurance Services - Automated underwriting and claims information for home and auto insurers, commercial inspections, workers compensation audits of commercial properties, and customized application rating and issuance software development

         Life and Health Insurance Services - Underwriting and claims information for life and health insurers, including medical records collection, paramedical services, laboratory services, and investigative services

         Business and Government Services - Pre-employment background searches, drug screenings, public records searches, people locator services, and UCC searches and filings

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated revenue increased $12.1 million, or 12.9%, from $94.4 million for the three months ended September 30, 1996 to $106.5 million for the three months ended September 30, 1997, with all three business groups showing operating revenue improvement year over year. Revenue from Property and Casualty Insurance Services grew $2.8 million, or 6.6%, from $42.5 million for the three months ended September 30, 1996 to $45.3 million for the three months ended September 30, 1997, driven by strong performance in personal lines. Revenue from Life and Health Insurance Services increased $471,000, or 1.3%, from $38.2 million for the three months ended September 30, 1996 to $38.7 million for the three months ended September 30, 1997. This increase was primarily the result of growth in laboratory services and investigative services revenue, largely offset by declines in the other product lines. Revenue from Business and Government Services increased $8.8 million, or 64%, from $13.7 million for the three months ended September 30, 1996 to $22.5 million for the three months ended September 30, 1997. Revenue increased in all business units within Business and Government Services with $6.1 million coming from the CDB Infotek acquisition. Excluding this acquisition, Business and Government revenues increased 23.9%.

Operating income increased $2.1 million, or 15.0%, from $13.7 million for the three months ended September 30, 1996 to $15.8 million for the three months ended September 30, 1997, primarily as a result of strong revenue performance in automated underwriting services and continued cost control in labor intensive offerings. Operating margins increased from 14.6% for the three months ended September 30, 1996 to 14.8% for the three months ended September 30, 1997.

Net income increased $890,000, or 12.9%, from $6.9 million for the three months ended September 30, 1996 to $7.8 million for the three months ended September 30, 1997. The effective tax rate increased 1.8 percentage points, as discussed below.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated revenue increased $49.5 million, or 18.4%, from $268.5 million in the first nine months of 1996 to $318.0 million in the first nine months of 1997. The increase was attributable to operating revenue improvements in all three business groups. Revenue from Property and Casualty Insurance Services grew $15.5 million, or 13.0%, from $119.0 million in the first nine months of 1996 to $134.5 million in the first nine months of 1997, primarily due to sales growth in personal lines. Revenue from Life and Health Insurance Services increased $2.5 million, or 2.2%, from $115.8 million in the first nine months of 1996 to $118.3 million in the first nine months of 1997. This increase was primarily the result of growth in laboratory services revenue, partially offset by a relative decline in other product lines. Revenue from Business and Government Services increased $31.5 million, or 93.5%, from $33.7 million in the first nine months of 1996 to $65.2 million in the first nine months of 1997. Revenue increased in all business units within Business and Government Services with $23.2 million coming from the CDB Infotek acquisition. Excluding this acquisition, Business and Government revenues increased 26.3%.

Operating income increased $8.3 million, or 23.5%, from $35.3 million in the first nine months of 1996 to $43.6 million in the first nine months of 1997, primarily as a result of strong revenue performance in automated underwriting services. Operating margins increased from 13.1% for the first nine months of 1996 to 13.7% for the first nine months of 1997.

Net income increased $3.3 million, or 19.1%, from $17.3 million in the first nine months of 1996 to $20.6 million in the first nine months of 1997. The effective tax rate increased 3.5 percentage points, as discussed below.

INCOME TAXES

Historically, the Company had been included in the consolidated federal income tax return of Equifax. Prior to the Spinoff on August 7, 1997, ChoicePoint's provision for income taxes reflected federal and state income taxes calculated on ChoicePoint's separate income, but recognized the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group. These unitary tax provisions, as reflected in the Consolidated Financial Statements, resulted in overall effective tax rates of 45.0% for the three months ended September 30, 1997, 46.7% for the nine months ended September 30, 1997 and 43.2% for the three months ended September 30, 1996 and the nine months ended September 30, 1996. If the provision for income taxes had been calculated for ChoicePoint as a separate taxable entity for federal and state income tax purposes, the Company estimates that its overall effective tax rate would have been 43.8% for the three months ended September 30, 1997 and the nine months ended September 30, 1997, and 40.8% for the three months ended September 30, 1996 and the nine months ended September 30, 1996.

The increase in effective tax rates from 1996 to 1997 is primarily the result of foreign income being subject to tax and increased goodwill amortization not deductible for income tax purposes. The increase in the effective income tax rate for the three months ended September 30, 1997 was partially offset by a reduction in the state income tax rate due to ChoicePoint no longer being part of Equifax's consolidated group for unitary tax purposes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations increased from $20.7 million in the first nine months of 1996 to $44.8 million in the first nine months of 1997. This increase was primarily attributable to the increase in net income, as adjusted for depreciation and amortization and increased current liabilities. During the first nine months of 1997, ChoicePoint used $21.4 million for investing activities, which included $13.6 million of property and equipment additions. Building and leasehold improvements for the expansion of the existing Osborn Laboratories, Inc. facility in Olathe, Kansas represented approximately $3.1 million of the $13.6 million additions with the remainder due primarily to system upgrades. During the first nine months of 1996, acquisitions accounted for $69.7 million of the $81.4 million of net cash flows used for investing activities. Net cash provided by financing activities was $1.9 million in the first nine months of 1997, as the proceeds from the Credit Facility were used to pay Spinoff related costs, discussed below. Net cash provided by financing activities was $66.0 million in the first nine months of 1996, which was reflected in an increase in the intercompany debt due to Equifax in connection with the acquisitions completed in 1996.

EBITDA increased $4.5 million, or 24.4%, from $18.3 million for the three months ended September 30, 1996 to $22.8 million for the three months ended September 30, 1997. EBITDA increased $16.9 million, or 35.8%, from $47.1 million for the first nine months of 1996 to $64.0 million for the first nine months of 1997. EBITDA represents income before taxes, plus depreciation and amortization and interest expense. EBITDA is presented not as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs after the Spinoff, ChoicePoint entered into a five-year $250 million revolving Credit Facility with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. Borrowings under the Credit Facility are guaranteed by all material subsidiaries of ChoicePoint Inc. as defined in the Credit Facility. The Credit Facility was used by ChoicePoint in the third quarter of 1997 to repay the net intercompany debt due to Equifax as of July 31, 1997, to repay $29.0 million of Equifax debt assumed by ChoicePoint and to fund $10.0 million for two ChoicePoint grantor trusts. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors. Initial borrowings under the Credit Facility were $112.0 million. During September 1997, the company paid down $10.0 million of the amount borrowed, reducing total debt under the revolver to $102.0 million at September 30, 1997. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and general corporate cash requirements. For a more complete description of the terms of the Credit Facility, see Note 9 to the Consolidated Financial Statements.

Interest expense was $1.7 million and $1.6 million for the three months ended September 30, 1997 and 1996, respectively, and $4.9 million and $4.8 million for the nine months ended September 30, 1997 and 1996, respectively. Prior to the Spinoff on August 7, 1997, ChoicePoint was charged corporate interest expense from Equifax based on the relationship of its net assets to total Equifax net assets, excluding corporate debt. ChoicePoint's results may be effected by an increase in interest expense resulting from potential higher borrowing costs as an independent company and for future acquisitions. Interest expense will also be affected by the current borrowings of $102.0 million under the Credit Facility.

This report contains certain forward-looking statements. These statements reflect the Company's assessment of a number of risks and uncertainties as described herein and in ChoicePoint's prospectus dated July 18, 1997. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, The Financial Accounting Standards Board issued Financial Accounting Standard Number 128 (SFAS No. 128), "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will be required to adopt the new Standard in the fourth quarter of 1997. All prior period earnings per share data will be restated to conform with the provisions of SFAS No. 128. Based on a preliminary evaluation of this Standard's requirements, the Company does not expect the earnings per share data reported under SFAS No. 128 to be materially different from those calculated and presented under APB Opinion 15.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Board of Directors of ChoicePoint has declared a dividend distribution of one right (a "Right") for each outstanding share of common stock, par value $0.10 per share (the "Common Stock"), of the Company. The distribution is payable to the shareholders of record as of the close of business on November 14, 1997. The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 29, 1997 (the "Rights Agreement"), between the Company and SunTrust Bank, Atlanta, as Rights Agent. The Rights Agreement contains provisions to protect the Company's shareholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all shareholders equally, the acquisition in the open market of shares constituting control without offering fair value to all shareholders, and other coercive, unfair or inadequate takeover bids and practices that could impair the ability of the ChoicePoint Board of Directors to represent shareholders' interests fully. The Rights will be represented by, and trade together with, the Company's Common Stock. The Rights will not be currently exercisable and will not become exercisable unless certain triggering events occur. Among the triggering events will be the acquisition of 20% or more of the Company's Common Stock by a person or group of affiliated or associated persons. Unless previously redeemed by the ChoicePoint Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by the 20% or more shareholder will entitle its holder to purchase one share of ChoicePoint Common Stock or, under certain circumstances, additional shares of Common Stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire ChoicePoint on terms not approved by the ChoicePoint Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of ChoicePoint to initiate such an acquisition through negotiations with the Board of Directors. The Company filed the Rights Agreement with the Securities and Exchange Commission on November 5, 1997 as an Exhibit to a Registration Statement on Form 8-A pursuant to the Securities Exchange Act of 1934, as amended. A copy of the Rights Agreement is available free of charge from the Company. This summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.01*             Articles of Incorporation of the Company, as amended

3.02*             Bylaws of the Company, as amended

4.01*             Form of Common Stock certificate

4.02# Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta.

10.01##           ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan

10.02**           ChoicePoint Inc. 401(k) Profit Sharing Plan

10.03## Distribution Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.

10.04## Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc.

10.05## Transition Support Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc.

10.06## Intercompany Information Services Agreement, dated as of July 31, 1997, by Equifax Inc. and ChoicePoint Inc.

10.07## Tax Sharing and Indemnification Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.

10.08## Intellectual Property Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.

10.09** Agreement by and between ChoicePoint Inc. (as successor to Equifax Inc.) and Dan Rocco, effective January 1, 1996 (relating to compensation of Mr. Rocco)

10.10## Revolving Credit Agreement, dated as of August 5, 1997, among ChoicePoint Inc., the Lenders Listed Therein and Wachovia Bank, N.A. as Administrative Agent, and SunTrust Bank, Atlanta as Documentation Agent

10.11(a)##        Master Agreement, dated as of July 31, 1997, among ChoicePoint
                  Inc., SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as
                  Agent

10.11(b)##        Lease agreement, dated as of July 31, 1997, between
                  ChoicePoint Inc. and SunTrust Banks, Inc.

10.11(c)##        Georgia Lease Supplement, dated as of July 31, 1997, between
                  ChoicePoint Inc. and SunTrust Banks, Inc.

10.11(d)##        Operative Guaranty, dated as of July 31, 1997, by ChoicePoint
                  Inc. as Guarantor

10.11(e)##        Construction Agency Agreement, dated as of July 31, 1997,
                  between SunTrust Banks, Inc. and ChoicePoint Inc.

10.12## Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1600 Peachtree Street, NW, Atlanta, Georgia)

10.13## Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta, Georgia (J.V. White Technology Center))

10.14## Form of Employment and Compensation Agreement by and between each of Derek V. Smith, Dan H. Rocco, Douglas C. Curling, David T. Lee and J. Michael de Janes

21.01##           Subsidiaries of the Company

27.01             Financial Data Schedule


* Previously filed as an exhibit to Registration Statement No. 333-30297 filed June 30, 1997 and incorporated herein by reference.

** Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-30297 filed July 16, 1997 and incorporated herein by reference.

#        Previously filed as an exhibit to Form 8-A (Commission File No.
         001-13069), filed November 5, 1997 and incorporated herein by reference.

## Previously filed as an exhibit to Form 10-Q (Commission File No. 001-13069), filed August 29, 1997 and incorporated herein by reference.




(b) Reports on Form 8-K

    Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CHOICEPOINT INC.
                                    --------------------------
                                    (Registrant)


November 12, 1997                   /s/ Derek V. Smith
---------------------------         --------------------------------------------
      Date                          D.V. Smith, President and
                                     Chief Executive Officer



November 12, 1997.                  /s/ Doug C. Curling
---------------------------         --------------------------------------------
      Date                          D. C. Curling, Executive Vice President,
                                     Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit           Description of Exhibit
-------           ----------------------

3.01*             Articles of Incorporation of the Company, as amended

3.02*             Bylaws of the Company, as amended

4.01*             Form of Common Stock certificate

4.02# Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta.

10.01##           ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan

10.02**           ChoicePoint Inc. 401(k) Profit Sharing Plan

10.03## Distribution Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.

10.04## Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc.

10.05## Transition Support Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc.

10.06## Intercompany Information Services Agreement, dated as of July 31, 1997, by Equifax Inc. and ChoicePoint Inc.

10.07## Tax Sharing and Indemnification Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.

10.08## Intellectual Property Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.

10.09** Agreement by and between ChoicePoint Inc. (as successor to Equifax Inc.) and Dan Rocco, effective January 1, 1996 (relating to compensation of Mr. Rocco)

10.10## Revolving Credit Agreement, dated as of August 5, 1997, among ChoicePoint Inc., the Lenders Listed Therein and Wachovia Bank, N.A. as Administrative Agent, and SunTrust Bank, Atlanta as Documentation Agent

10.11(a)##        Master Agreement, dated as of July 31, 1997, among ChoicePoint
                  Inc., SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as
                  Agent

10.11(b)##        Lease agreement, dated as of July 31, 1997, between
                  ChoicePoint Inc. and SunTrust Banks, Inc.

10.11(c)##        Georgia Lease Supplement, dated as of July 31, 1997, between
                  ChoicePoint Inc. and SunTrust Banks, Inc.

10.11(d)##        Operative Guaranty, dated as of July 31, 1997, by ChoicePoint
                  Inc. as Guarantor

10.11(e)##        Construction Agency Agreement, dated as of July 31, 1997,
                  between SunTrust Banks, Inc. and ChoicePoint Inc.

10.12## Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1600 Peachtree Street, NW, Atlanta, Georgia)

10.13## Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta, Georgia (J.V. White Technology Center))

10.14## Form of Employment and Compensation Agreement by and between each of Derek V. Smith, Dan H. Rocco, Douglas C. Curling, David T. Lee and J. Michael de Janes

21.01##           Subsidiaries of the Company

27.01             Financial Data Schedule

* Previously filed as an exhibit to Registration Statement No. 333-30297 filed June 30, 1997 and incorporated herein by reference.

** Previously filed as an exhibit to Pre-Effective Amendment No. 1 to Registration Statement No. 333-30297 filed July 16, 1997 and incorporated herein by reference.

#        Previously filed as an exhibit to Form 8-A (Commission File No.
         001-13069), filed November 5, 1997 and incorporated herein by reference.

## Previously filed as an exhibit to Form 10-Q (Commission File No. 001-13069), filed August 29, 1997 and incorporated herein by reference.