Form 10-K
period 1997-12-31
CHOICEPOINT INC
filed 1998-03-30
CIK 1040596

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934
                  For the fiscal year ended December 31, 1997
                                       OR
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Act
        of 1934
               For the transition period from         to
                                              -------    -------

                          COMMISSION FILE NO. 1-13069

                                CHOICEPOINT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                                        58-2309650
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          1000 ALDERMAN DRIVE
          ALPHARETTA, GEORGIA                                      30005
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (770) 752-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
         COMMON STOCK, PAR                        NEW YORK STOCK EXCHANGE
             VALUE $.10
             PER SHARE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                             ---------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  [ X ]    NO  [   ]

         AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT:

                       $693,342,157 AS OF MARCH 18, 1998

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         14,633,091 SHARES OF COMMON STOCK, PAR VALUE $.10 PER SHARE, OUTSTANDING AS OF MARCH 18, 1998.

         DOCUMENTS INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM
10-K:

         PORTIONS OF THE DEFINITIVE PROXY STATEMENT RELATING TO THE 1998 ANNUAL MEETING OF SHAREHOLDERS IN PART III, ITEMS 10 (AS RELATED TO DIRECTORS), 11, 12 AND 13. PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 IN PARTS II AND IV.

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   [ ]
================================================================================

                               TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
                                                          PART I

ITEM 1.          BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.          PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
ITEM 3.          LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .   6


                                                         PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 6.          SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


                                                         PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 11.         EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . .   8
ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


                                                         PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. In the Spinoff, each shareholder of Equifax received one share of the Company's common stock, par value $.10 per share (the "Common Stock"), for every 10 shares of common stock of Equifax. The effective time of the Spinoff was July 31, 1997, and the Common Stock began trading on the New York Stock Exchange on August 8, 1997. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

         Based on market share, ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. ChoicePoint currently has three core capabilities: (i) data warehousing; (ii) data access and analytics; and (iii) related professional services. These capabilities currently are delivered by the Company through three service groups: Property and Casualty Insurance Services; Life and Health Insurance Services; and Business and Government Services.

         ChoicePoint provides most major domestic insurance companies with automated and traditional underwriting and claim information services to assist those companies in assessing the insurability and associated policy pricing of individuals and property and the validity of insurance claims. The Company provides background investigations, furnishes access to motor vehicle reports, maintains a database of claims histories and provides claims verification and investigative services to both the property and casualty and the life and health insurance markets. ChoicePoint also offers pre-employment background investigations, pre-employment and regulatory compliance drug testing services and public record information to other corporate and government organizations, as well as to the aforementioned insurance markets.

         ChoicePoint's strategic goal is to be the leading provider of risk management and fraud prevention information and related technology solutions to a broad range of industries worldwide. The Company is continuing to enhance its database distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in non-insurance markets, aggressively pursuing acquisitions and strategic alliances, developing and enhancing key technological capabilities and increasing public awareness of risk and fraud issues.

STRATEGIC ACQUISITIONS AND ALLIANCES

         Commencing in 1993, the Company initiated a strategy of acquiring organizations that add new data, markets and technology to ChoicePoint's operations. In April 1994, ChoicePoint acquired Programming Resources Company ("PRC"), headquartered in Hartford, Connecticut, which develops custom rating and issuance software for commercial property and casualty insurance companies. The PRC acquisition enhanced ChoicePoint's technological capability by adding a systems development competency and expanded the Company's presence in the commercial insurance market. In November 1994, ChoicePoint acquired Osborn Laboratories, Inc. ("Osborn Labs"), a blood, urine and saliva testing business that provides insurance companies with applicant-specific information. Osborn Labs, which is the second largest laboratory of its kind in the United States, uses state-of-the-art technologies that incorporate voice, image and other data into its production and communication processes. Osborn Labs also has a highly skilled research and development team, which researches alternative sampling and testing techniques for delivery of more effective and lower cost testing solutions to customers.

         In 1996, ChoicePoint acquired Professional Test Administrators, Inc. ("PTA"), headquartered in Chicago, Illinois, to accelerate the Company's entry into the occupational health market. The PTA acquisition gave

ChoicePoint the ability to administer all components of substance abuse programs, including results analysis. By serving the occupational health market, ChoicePoint is able to enhance the value of its employment services by creating a total hiring solution for customers. In furtherance of that objective, in 1997 ChoicePoint acquired the assets of Advanced HR Solutions, Inc., an automated payroll and employment verification service, and acquired the assets of Drug Free, Inc., a drug testing information services company.

         In August 1996, ChoicePoint acquired 70% of the outstanding capital stock of CDB Infotek, an automated public records company with more than 1,600 on-line public record databases, including criminal, bankruptcy, judgment and lien databases. Headquartered in Santa Ana, California, CDB Infotek serves corporations and the legal, insurance and investigative markets. The Company believes that significant potential exists to blend CDB Infotek's data with ChoicePoint's manual and database information gathering services to offer more comprehensive and effective information solutions to these markets. At the time of the original purchase, ChoicePoint also acquired the exclusive option to purchase the remaining shares of CDB Infotek in 2000. The Company acquired an additional 2.6% interest in CDB Infotek from a minority shareholder in the third quarter of 1997. In February 1998, the Company accelerated its option to purchase the remaining 27.4% interest in CDB Infotek, which is now a wholly owned subsidiary of ChoicePoint.

         In addition, in furtherance of the Company's focus on building its strategic records capabilities to serve the government, healthcare and insurance markets, in October 1997 ChoicePoint acquired the assets of Medical Information Network, LLC ("MediNet"). MediNet is an online physician verification service that provides background information on physicians, including disciplinary data, education, board certifications, and criminal and civil convictions from sources such as the American Medical Association, U.S. Drug Enforcement Agency, U.S. Food and Drug Administration and state medical boards, to assist in fraud mitigation.

         In December 1997, the Company sold its paramedical examination business division, Physical Measurements Information ("PMI"), to Pediatric Services of America, Inc. ("PSA"). In connection with that transaction, ChoicePoint entered into a strategic business alliance with PSA and its subsidiary, Insurance Medical Reporter, Inc. ("IMR"), pursuant to which ChoicePoint will provide automated order and delivery system, status tracking and customer information system and laboratory testing services for IMR, and IMR will provide paramedical collection and examination services for ChoicePoint. The Company believes that this strategic business alliance will enable ChoicePoint to focus on providing technology and information management solutions for customers in the Life and Health Insurance Services group, while allowing it to offer those customers paramedical examination services through the alliance with IMR.


PRODUCTS AND CUSTOMERS

         ChoicePoint currently has three core capabilities: (i) data warehousing; (ii) data access and analytics; and (iii) related professional services. These capabilities currently are delivered by the Company through three service groups: Property and Casualty Insurance Services, Life and Health Insurance Services and Business and Government Services. ChoicePoint's offices are currently located throughout the United States and in the United Kingdom. The Company's business is not seasonal. The following table reflects the revenue generated by each of ChoicePoint's service groups from 1995 through 1997 and the percentage contribution by each group to ChoicePoint's revenue for each such year.

                      HISTORICAL REVENUE BY SERVICE GROUP

(Dollars in thousands)
                                           1997                        1996                         1995
                                   ---------------------        -------------------          -----------------
                                   Amount           %           Amount           %           Amount         %
                                   ------         ------        ------         ----          ------       ----
Property and Casualty
Insurance Services  . . . . .      $177,175          42%        $156,698        43%          $143,726       44%

Life and Health
Insurance Services  . . . . .       153,563          37          157,071        43            148,765       45

Business and Government
Services  . . . . . . . . . .        86,583          21           52,712        14             36,499       11
                                   --------         ---         --------       ---           --------      ---

         Total  . . . . . . .      $417,321         100%        $366,481       100%          $328,990      100%
                                   ========         ===         ========       ===           ========      ===


         Property and Casualty Insurance Services. ChoicePoint provides underwriting and claims information to property and casualty insurance companies in the United States and the United Kingdom. Personal lines property and casualty insurance services include automated direct marketing, underwriting and claims information, such as motor vehicle reports, the Company's Comprehensive Loss Underwriting Exchange ("C.L.U.E.") database services, vehicle registration services, credit reports, driver's license information, and pre-screened marketing lists. In addition, through ChoicePoint's field offices, this service group provides subrogation services, surveillance, accident scene documentation and investigation of potentially fraudulent claims. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters), which enables them to assess underwriting risks and pending claims in the auto and home insurance markets. ChoicePoint's proprietary Auto 2000 and Homeowners 2000 systems use customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using mainframe, personal computer and Internet web-based communications.

         The Company's CUE UK database, a proprietary database containing home and motor insurance claims information, was developed by the Company in response to growing insurance fraud in the United Kingdom. The success of C.L.U.E. database services in the United States served as a catalyst for the development of the CUE UK database, which was specifically designed to serve the United Kingdom market. The CUE UK database compiles claim information contributed by the United Kingdom's larger insurers for use by the same insurers to detect fraudulent claims. The CUE UK database is comprised of the CUE Home and CUE Motor proprietary databases.

         In addition to personal lines underwriting and claims information, ChoicePoint provides services to the commercial property and casualty insurance market. Those services include commercial inspections for underwriting purposes, workers compensation audits of commercial properties, and development of high-end customized application rating and issuance software for commercial customers.

         Life and Health Insurance Services. ChoicePoint also provides underwriting and claims information to most major life and health insurance companies in the United States. Life and health insurance services include medical records and application collection, health history interview services, verification of continued disability, investigations of contestable and accidental death claims and surveillance of claimants' activities in connection with potentially fraudulent claims.

         ChoicePoint's proprietary Life Plus database contains automated real-time information used by life and health insurers to screen applicants in order to reduce underwriting time and application processing costs. Life 2000, based upon the same concept as the Auto 2000 and Homeowners 2000 systems, uses customer-specific decision making criteria to provide life and health insurance underwriters with a decision management tool that streamlines and reduces the cost of the underwriting process.

         Business and Government Services. In addition to serving the property and casualty and life and health insurance markets, ChoicePoint provides risk management and fraud prevention services and related technology solutions to many non-insurance businesses and government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (i) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; (ii) pre-employment and/or continuous compliance drug screening; and (iii) comprehensive drug screening program management and administration. ChoicePoint believes that it is the only company in the United States that offers customers a full range of proprietary integrated services and products to manage and mitigate risk in the hiring process.

         The Company also provides risk management information services to government agencies, such as (i) its parent locator services, which locate for the public sector individuals who are in violation of court mandates and (ii) screening of certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud. ChoicePoint also maintains databases of medical device recipients, which assist device manufacturers in locating and notifying device recipients of certain information when necessary. In connection with its business and government services, the Company provides searches and filings of public business records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure.

         Customers. ChoicePoint's customer base includes substantially all domestic insurance companies, many Fortune 500 companies, and certain state and federal government agencies. The Company has more than 5,000 customers, most of which are insurance companies. ChoicePoint has two customers that each accounted for approximately 5% of the Company's total revenue for 1997. Based upon ChoicePoint's relationship with these customers, and the customers' dependence upon the Company's services in their operations, ChoicePoint believes that there is no significant risk of loss of a material portion of this revenue.

         Each of ChoicePoint's three service groups has the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access ChoicePoint using private networks.


COMPETITION

         The Company operates in a number of geographic and product and service markets, which are highly competitive. In the property and casualty insurance services market, ChoicePoint's competitors include Dateq Information Network, Inc., Trans Union Corporation, American Insurance Services Group ("AISG") and Insurance Information Exchange, L.L.C., a subsidiary of AMS Services, Inc. In the life and health insurance services market, ChoicePoint's competitors include Hooper Holmes, Inc. and Examination Management Services, Inc. with respect to manual information collection services and LabOne, Inc. with respect to insurance laboratory services. In the business and government services market, ChoicePoint's competitors in the automated public records market include DBT Online, Inc., Information America, Inc. and the Lexis-Nexis service of Reed Elsevier PLC, and its competitors in the pre-employment screening and drug testing services market include various security companies and clinical laboratories, including Pinkertons Inc., Avert, Inc. and Laboratory Corporation of America Holdings. In each of its markets, the Company competes on the basis of responsiveness to customer needs and the quality and range of products and services offered.


SOURCES OF SUPPLY

         ChoicePoint's operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities, and on-line search systems. ChoicePoint does not anticipate the termination of any significant relationships with data suppliers. In the event that such a termination occurred, the Company believes that it could acquire the data from other sources, and such termination would not have a material adverse effect on the Company's financial condition or results of operations.

         ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The information comprising these databases is not owned by ChoicePoint, and the participating organizations could discontinue contributing information to the databases. If this were to occur, the Company's financial condition and results of operations would be materially affected. ChoicePoint believes, however, that such an event is unlikely because contributors to the databases depend upon the aggregated information in such databases to conduct their business operations.

         In connection with the inspection and investigative services that it provides, ChoicePoint compiles data from manual and automated sources, including insurance applicants, medical service providers and public records sources.


EMPLOYEES

         As of December 31, 1997, ChoicePoint employed approximately 4,800 persons (or 3,700 full time equivalents), none of whom were unionized. Substantially all of the Company's workforce is employed in the United States. As of December 31, 1997, ChoicePoint employed approximately 350 individuals in Olathe, Kansas in its Osborn Labs facilities, approximately 210 individuals in Hartford, Connecticut in its PRC facilities, approximately 195 individuals in San Diego at its CDB Infotek location, and approximately 25 individuals in the United Kingdom in connection with CUE UK. Approximately 600 individuals were employed in the Atlanta area in the Company's headquarters and three branch office locations. The balance of ChoicePoint's employees are located in the Company's remaining offices. ChoicePoint believes that its relations with its employees are good.


PROPRIETARY MATTERS

         ChoicePoint owns a number of trademarks and tradenames that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark, however, the Company is not dependent upon any single trademark or tradename or group of trademarks or tradenames. The ChoicePoint trademark is currently registered in the United States. The current duration for such registration ranges from seven to 15 years, but each registration may be renewed an unlimited number of times. Other trademarks and tradenames used in the Company's business are registered and maintained in the U.S. and the United Kingdom. C.L.U.E., Auto 2000, Life 2000 and Homeowners 2000 are registered trademarks, and Life Plus is a service mark, of ChoicePoint.


FORWARD-LOOKING INFORMATION

         In addition to historical information, this report includes forward-looking statements and information that are based on management's beliefs, plans, expectations and assumptions and on information currently available to the Company. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate," and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.

         The forward-looking statements in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following: (i) the levels of demand for ChoicePoint's existing services; (ii) the Company's ability to develop new services and to adapt existing services to new uses;
(iii) the Company's ability to maintain acceptable margins and its ability to control its costs; (iv) the impact of federal, state and local regulatory requirements on the Company's business; (v) the impact of consolidation or other business developments in the insurance industry, which accounts for approximately 80% of the Company's revenue; and (vi) the uncertainty of economic conditions in general. Many of such factors are beyond the Company's ability to control or predict. As a result, ChoicePoint's future actions, financial condition, results of operations and the market price of the Common Stock could differ materially from those expressed in any forward-looking statements made by the Company. Do not put undue reliance on forward-looking statements. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company, whether as a result of new information, future events or otherwise.


ITEM 2.  PROPERTIES

         ChoicePoint's current principal executive offices are located in 140,000 square feet of leased office space in Alpharetta, Georgia, a suburb of Atlanta. ChoicePoint maintains 104 other offices in the United States and one office in the United Kingdom. These offices, all of which are leased, contain a total of approximately 595,000 square feet of space. Through Osborn Labs, ChoicePoint owns two laboratory facilities in Olathe, Kansas with approximately 76,000 square feet of space. The Company ordinarily leases office space of the general commercial type for conducting its business and is obligated under approximately 105 leases and other rental arrangements for its headquarters and field locations.


ITEM 3.  LEGAL PROCEEDINGS

         ChoicePoint is involved in litigation from time to time in the ordinary course of its business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of ChoicePoint. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 1997.


EXECUTIVE OFFICERS OF REGISTRANT

         Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 18, 1998:


                       Name and Position                                   Age            Executive Officer Since
                       -----------------                                   ---            -----------------------
 Derek V. Smith, President, Chief Executive Officer                        43                      1997
      and a Director

 Dan H. Rocco, Executive Vice President                                    58                      1997

 Douglas C. Curling, Executive Vice President,                             43                      1997
      Chief Financial Officer and Treasurer

 David T. Lee, Senior Vice President                                       38                      1997

 J. Michael de Janes, General Counsel and Assistant Secretary              40                      1997



         Derek V. Smith has served as President, Chief Executive Officer and a Director of the Company since May 1997. Mr. Smith served as Executive Vice President of Equifax and Group Executive of the Insurance Services Group of Equifax from 1993 until the Spinoff. From 1991 to 1993, he served as Senior Vice President and Chief Financial Officer of Equifax. He served as a director of Equifax from 1996 until the Spinoff and currently serves as a director of Metris Companies Inc.

         Dan H. Rocco has served as Executive Vice President of ChoicePoint since the Spinoff. He served as Senior Vice President - Operations of the Insurance Services Group of Equifax from 1993 until the Spinoff. Mr. Rocco served as President and General Manager of the Automated Services Division of the Insurance Services Group from 1991 to 1993.

         Douglas C. Curling has served as Executive Vice President, Chief Financial Officer and Treasurer of ChoicePoint since the Spinoff. He served as Senior Vice President - Finance and Administration of the Insurance Services Group of Equifax from 1993 until the Spinoff. Mr. Curling served as Vice President and Assistant Corporate Controller of Equifax from 1989 to 1993.

         David T. Lee has served as Senior Vice President of ChoicePoint since the Spinoff. He served as Vice President - Property and Casualty Marketing and Sales of the Insurance Services Group of Equifax from 1991 until the Spinoff.

         J. Michael de Janes has served as General Counsel and Assistant Secretary of ChoicePoint since the Spinoff. He served as Vice President and Counsel of the Insurance Services Group of Equifax from 1993 until the Spinoff. Prior to joining the Insurance Services Group, Mr. de Janes was an Assistant Vice President in the Equifax Credit Information Services legal department from 1991 to 1993.


         There are no family relationships among the officers of Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers. The Board of Directors may elect an officer or officers at any meeting of the Board. Each elected officer is selected to serve until his successor has been elected and duly qualified. Elections of officers generally occur each year at the Board of Directors meeting held in conjunction with the Company's Annual Meeting of Shareholders.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol "CPS." Information regarding the high and low sales prices and the number of holders of the Common Stock is set forth under the captions "Market Information" and "Stock Activity" on the inside back cover of the 1997 Annual Report to Shareholders (the "Annual Report"), a copy of which page is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         The Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The information included under the caption "Financial Highlights" on page 3 of the Annual Report, a copy of which page is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of the Annual Report, a copy of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 22 through 39 of the Annual Report, copies of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has neither changed its independent auditors nor had any disagreements on accounting and financial disclosures with such auditors.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on pages 2 through 4 thereof, information relating to the Company's Directors and persons nominated to be elected Directors. Such information is incorporated herein by reference and made a part hereof. Information regarding the Company's executive officers is set forth in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on pages 6 through 10 thereof, information relating to executive compensation. Such information is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on pages 5 and 6 thereof, information relating to security ownership of certain beneficial owners and management. Such information is incorporated herein by reference and made a part hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998, contains, on page 9 thereof, information relating to certain relationships and related transactions. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K


(a)      Index to exhibits, financial statements and schedules.

         (1)     Financial Statements

                 Consolidated Balance Sheets for the Years Ended 1997 and 1996 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                 Consolidated Statements of Income for the Years Ended 1997, 1996 and 1995 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                 Consolidated Statements of Cash Flows for the Years Ended 1997, 1996 and 1995 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                 Notes to Consolidated Financial Statements are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                 Report of Arthur Andersen LLP on the foregoing financial statements is incorporated by reference from the Annual Report, and is included in Exhibit 13 hereto.

         (2)     Financial Statement Schedules

                 All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

         (3)     Exhibits required by Item 601 of Regulation S-K

                 The following exhibits are included in this Form 10-K:

            Exhibit No.                           Description
            -----------                           -----------
                10*                               Form of Employment Agreement between the Company
                                                  and each of Derek V. Smith, Douglas C. Curling,
                                                  David T. Lee and J. Michael de Janes

                13                                Pages 3, 18-39 and the inside back cover page of the
                                                  Company's 1997 Annual Report to Shareholders

                21                                Subsidiaries of the Company

                23                                Consent of Arthur Andersen LLP, Independent
                                                  Public Accountants

                27                                Financial Data Schedule (for SEC use only)

                 The following exhibit is incorporated by reference to the Company's Form 8-A, filed on November 5, 1997:

               Exhibit No.                        Description
               -----------                        -----------
               4.02                               Rights Agreement, dated as of October 29, 1997,
                                                  by and between ChoicePoint Inc. and SunTrust
                                                  Bank, Atlanta

                 The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997:

               Exhibit No.                           Description
               -----------                           -----------
                 10.01*                              ChoicePoint Inc. 1997 Omnibus Stock Incentive
                                                     Plan

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

                 10.04                               Employee Benefits Agreement, dated as of July
                                                     31, 1997, between Equifax Inc. and ChoicePoint
                                                     Inc.

                 10.05                               Transition Support Agreement, dated as of July
                                                     31, 1997, between Equifax Inc. and ChoicePoint
                                                     Inc.

                 10.06                               Intercompany Information Services Agreement,
                                                     dated as of July 31, 1997, by Equifax Inc. and
                                                     ChoicePoint Inc.

                 10.07                               Tax Sharing and Indemnification Agreement, dated
                                                     as of July 31, 1997, by and between Equifax Inc.
                                                     and ChoicePoint Inc.

                 10.08                               Intellectual Property Agreement dated as of July
                                                     31, 1997, by and between Equifax Inc. and
                                                     ChoicePoint Inc.

                 10.10                               Revolving Credit Agreement, dated as of August
                                                     5, 1997, among ChoicePoint Inc., the Lenders
                                                     Listed Therein and Wachovia Bank, N.A. as
                                                     Administrative Agent, and SunTrust Bank,
                                                     Atlanta, as Documentation Agent

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

                 10.13                                Sublease Agreement, dated as of July 31, 1997,
                                                      between Equifax Inc. and Equifax Services Inc.
                                                      (for certain property and building located at
                                                      1525 Windward Concourse, Alpharetta, Georgia
                                                      [J.V. White Technology Center])


                 The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-30297):

               Exhibit No.                             Description
               -----------                             -----------
                  3.01                                 Articles of Incorporation of the Company, as
                                                       amended

                  3.02                                 Bylaws of the Company, as amended

                  4.01                                 Form of Common Stock certificate

                 10.02                                 ChoicePoint Inc. 401(k) Profit Sharing Plan

                 10.09*                                Agreement, dated July 24, 1996, by and between
                                                       Equifax Inc. and Dan Rocco, to be effective
                                                       January 1, 1996 (relating to the compensation of
                                                       Mr. Rocco)

                 27                                    Financial Data Schedule (for SEC use only).

-------------------------
* Represents a management contract or compensatory plan, contract or arrangement.


         Copies of the Company's Form 10-K that are furnished pursuant to the written request of the Company's shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company's Director, Investor Relations, specifying the exhibit or exhibits requested.

(b) Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 27, 1998.



                           CHOICEPOINT INC.


                           By:/s/ Derek V. Smith
                              ----------------------------------------
                              Derek V. Smith
                              President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                             DATE
---------                                     -----                             ----
/s/ Derek V. Smith                            President, Chief                  March 27, 1998
----------------------------------            Executive Officer and
Derek V. Smith                                Director


/s/ Douglas C. Curling                        Executive Vice President,         March 27, 1998
----------------------------------            Chief Financial Officer
Douglas C. Curling                            and Treasurer (Principal
                                              Financial and Accounting
                                              Officer)


/s/ C. B. Rogers, Jr.                         Chairman and Director             March 27, 1998
----------------------------------
C. B. Rogers, Jr.

/s/ Ron D. Barbaro                            Director                          March 27, 1998
----------------------------------
Ron D. Barbaro

/s/ James M. Denny                            Director                          March 27, 1998
----------------------------------
James M. Denny

/s/ Tinsley H. Irvin                          Director                          March 23, 1998
----------------------------------
Tinsley H. Irvin

/s/ Daniel W. McGlaughlin                     Director                          March 27, 1998
----------------------------------
Daniel W. McGlaughlin

/s/ Julia B. North                            Director                          March 23, 1998
----------------------------------
Julia B. North

/s/ Charles I. Story                          Director                          March 20, 1998
----------------------------------
Charles I. Story