Form 10-Q
period 1998-03-31
CHOICEPOINT INC
filed 1998-05-13
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 1998
                                        ---------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------  ------------------

                        Commission File Number: 1-13069


                                CHOICEPOINT INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                                 58-2309650
----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
    or organization)                                      Identification No.)


1000 Alderman Drive  Alpharetta, Georgia                            30005
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (770) 752-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X      No
                                                ----------    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at April 30, 1998
             -----                          -----------------------------
Common Stock, $.10 Par Value                         14,640,508

                                CHOICEPOINT INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                                     INDEX



Part I.  FINANCIAL INFORMATION                                                 Page No.
  Item 1. Financial Statements

   Consolidated Statements of Income -
     Three Months Ended March 31, 1998 and 1997...................................3

   Consolidated Balance Sheets -
     March 31, 1998 and December 31, 1997.........................................4

   Consolidated Statement of Shareholders' Equity -
     Three months Ended March 31, 1998............................................5

   Consolidated Statements of Cash Flows -
     Three months Ended March 31, 1998 and 1997...................................6

   Notes to Consolidated Financial Statements.....................................7

 Item 2. Management's Discussion and Analysis of Results of Operations and
         Financial Condition......................................................11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk...............14

Part II.  OTHER INFORMATION

 Item 1. Legal Proceedings........................................................15

 Item 2. Changes in Securities and Use of Proceeds................................15

 Item 3. Defaults Upon Senior Securities..........................................15

 Item 4. Submission of Matters to a Vote of Security Holders......................15

 Item 5. Other Information........................................................15

 Item 6. Exhibits and Reports on Form 8-K.........................................15

 Signatures.......................................................................16

 Exhibit Index....................................................................17

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


-------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                             MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1998           1997
-------------------------------------------------------------------------------
Operating revenue..................................   $  94,550       $ 102,852
Costs and expenses:
  Cost of services.................................      59,624          68,359
  Selling, general, and administrative.............      19,916          22,295
                                                      ---------       ---------
      Total costs and expenses.....................      79,540          90,654

Operating income...................................      15,010          12,198
Interest expense...................................       1,645           1,619
                                                      ---------       ---------

Income before income taxes.........................      13,365          10,579
Provision for income taxes.........................       5,787           5,038
                                                      ---------       ---------

Net income.........................................   $   7,578       $   5,541
                                                      =========       =========

Earnings per share - basic (Note 5)................   $     .52       $      --
                                                      =========       =========
  Weighted average shares - basic..................      14,641              --
                                                      =========       =========
Earnings per share - diluted (Note 5)..............   $     .50       $      --
                                                      =========       =========
   Weighted average shares - diluted...............      15,129              --
                                                      =========       =========



 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------
                                                                MARCH 31,      DECEMBER 31,
(IN THOUSANDS, EXCEPT PAR VALUES)                                 1998             1997
-------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents..................................  $  15,071       $  26,858
  Marketable securities......................................      9,000           9,000
  Accounts receivable, net of allowance for doubtful accounts of $1,935 at March 31, 1998 and $1,847 at
    December 31,1997.........................................     94,144          90,266
  Deferred income tax assets.................................      8,940          10,503
  Other current assets.......................................     11,296           9,492
                                                               ---------       ---------
      Total current assets...................................    138,451         146,119

Property and equipment, net..................................     43,556          42,985
Goodwill, net................................................    148,569         127,731
Deferred income tax assets...................................     14,607          15,406
Other........................................................     26,913          27,730
                                                               ---------       ---------

Total Assets.................................................  $ 372,096       $ 359,971
                                                               =========       =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term debt and current maturities of long-term debt...  $   7,204       $     593
  Accounts payable...........................................     15,204          17,371
  Accrued salaries and bonuses...............................      9,784          15,664
  Other current liabilities..................................     46,788          43,610
                                                               ---------       ---------
    Total current liabilities................................     78,980          77,238

Long-term debt, less current maturities......................     99,500          95,457
Postretirement benefit obligations...........................     54,114          53,834
Other long-term liabilities..................................      3,067           5,697
                                                               ---------       ---------
    Total liabilities........................................    235,661         232,226

Shareholders' equity:
  Preferred stock, $.01 par value; shares
   authorized - 10,000; no shares issued or outstanding......         --              --
  Common stock, $.10 par value; shares authorized -
   100,000; shares issued and outstanding -
   14,639 in 1998 and 14,641 in 1997.........................      1,464           1,464
  Paid-in capital............................................    113,689         112,655
  Retained earnings..........................................     21,322          13,744
  Foreign currency translation adjustments...................        (40)           (118)
                                                               ---------       ---------
    Total shareholders' equity...............................    136,435         127,745
                                                               ---------       ---------

Total Liabilities and Shareholders' Equity...................  $ 372,096       $ 359,971
                                                               =========       =========


The accompanying notes are an integral part of these consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                 FOREIGN
                                                                                 CURRENCY
                                            COMMON      PAID-IN     RETAINED    TRANSLATION
(IN THOUSANDS)                              STOCK       CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1997...........     $  1,464     $112,655     $13,744     $   (118)      $127,745
  Net income.........................           --           --       7,578           --          7,578
  Restricted stock plans, net........           (1)         783          --           --            782
  Stock options exercised............            1          251          --           --            252
  Translation adjustments............           --           --          --           78             78
                                          --------     --------     -------     --------       --------

Balance, March 31, 1998..............     $  1,464     $113,689     $21,322     $    (40)      $136,435
                                          ========     ========     =======     ========       ========




  The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       --------------------------
(IN THOUSANDS)                                                             1998             1997
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income..................................................         $   7,578        $   5,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.............................             6,994            6,327
    Compensation recognized under employee stock plans........               872               --
    Changes in assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable, net................................            (3,858)         (10,555)
      Other current assets....................................            (1,798)          (2,831)
      Current liabilities, excluding debt.....................            (5,017)           3,389
      Deferred income taxes...................................             2,362             (325)
      Other long-term liabilities, excluding debt.............              (362)            (171)
                                                                       ---------        ---------

  Net cash provided by operating activities...................             6,771            1,375
                                                                       ---------        ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired..........................           (24,135)              --
  Additions to property and equipment.........................            (4,050)          (6,120)
  Additions to other assets, net..............................            (1,319)          (1,065)
                                                                       ---------        ---------

  Net cash flows used in investing activities.................           (29,504)          (7,185)
                                                                       ---------        ---------

Cash flows from financing activities:
  Proceeds from long-term debt................................            25,043               --
  Payments on long-term debt..................................           (21,049)            (241)
  Net short-term borrowings...................................             6,660
  Net transactions with Equifax...............................                --            8,826
  Proceeds from exercise of stock options.....................               252               --
                                                                       ---------        ---------

  Net cash flows provided by financing activities.............            10,906            8,585
                                                                       ---------        ---------

Effect of foreign currency exchange rates on cash.............                40              (30)
                                                                       ---------        ---------

Net (decrease) increase in cash...............................           (11,787)           2,745
Cash and cash equivalents, beginning of period................            26,858            1,726
                                                                       ---------        ---------
Cash and cash equivalents, end of period......................         $  15,071        $   4,471
                                                                       =========        =========



 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)




1.  SPIN OFF AND BASIS OF PRESENTATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. In the Spinoff, each shareholder of Equifax received one share of the Company's common stock, par value $.10 per share (the "Common Stock"), for every 10 shares of common stock of Equifax. The effective time of the Spinoff was July 31, 1997, and the Common Stock began regular trading on the New York Stock Exchange on August 8, 1997. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

The accompanying unaudited interim consolidated financial statements of ChoicePoint include substantially all of the assets, liabilities, revenues, and expenses of the business conducted through Equifax's Insurance Services Group. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows as derived from Equifax's historical financial statements where applicable. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

2.  NATURE OF OPERATIONS

ChoicePoint provides domestic insurance companies with automated and traditional underwriting and claims information services to assist those companies in assessing the insurability of individuals and property and the validity of insurance claims. ChoicePoint provides background investigations, furnishes access to motor vehicle reports, maintains a database of claims histories and provides claims verification and investigative services to both the property and casualty and the life and health insurance markets. The Company also offers pre-employment background investigations, pre-employment and regulatory compliance drug testing services and public record information to other corporate and government organizations. The Company's operations are predominantly located in the United States.

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

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Historically, motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, had been reflected in Equifax's consolidated statements of income as operating revenue and costs of services. ChoicePoint has elected to exclude these customer reimbursed fees from revenue and reduce costs of services by a corresponding amount. This change in accounting presentation does not impact operating income. Registry revenue was $68,572,000 and $63,922,000 for the three months ended March 31, 1998 and 1997, respectively.

5.  EARNINGS PER SHARE

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. ChoicePoint adopted SFAS No. 128 in the fourth quarter of 1997. Historical earnings per share for the three months ended March 31, 1997 are not presented since the companies that comprise ChoicePoint were majority-owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff. See Note 13 for pro forma earnings per share for the three months ended March 31, 1997. Actual earnings per share - basic and actual earnings per share - diluted for the three months ended March 31, 1998 were $.52 and $.50, respectively. Earnings per share - diluted include the dilutive effect of stock options.

6.  TRANSACTIONS WITH EQUIFAX

Prior to the Spinoff, ChoicePoint was charged corporate costs by Equifax through July 31, 1997. The amount of corporate costs included in the accompanying consolidated statements of income were $0 and $2,551,000 for the three months ended March 31, 1998 and 1997, respectively. These allocations were based on an estimate of the proportion of corporate expenses of Equifax related to ChoicePoint, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, the corporate charges have been made on a reasonable basis and approximate all the incremental costs ChoicePoint would have incurred had it been operating on a stand-alone basis. These amounts have been included in selling, general, and administrative expenses. ChoicePoint was also charged corporate interest expense through July 31, 1997, based on the relationship of its net assets to total Equifax net assets, excluding debt, in amounts of $0 and $1,547,000 for the three months ended March 31, 1998 and 1997, respectively.

7.  INCOME TAXES

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

8.    DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $99.0 million at March 31, 1998.

Short-term debt at March 31, 1998 consists of $6.7 million from a line of credit with a bank. There were no short-term borrowings during 1997.

9.    STOCK OPTIONS

During the first quarter of 1998, stock options for approximately 587,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

10.   ACQUISITIONS

In February 1998, the Company accelerated its option to purchase the remaining 27.4% interest in CDB Infotek, which is now a wholly owned subsidiary of ChoicePoint, at a mutually agreed-upon price of $24.1 million in cash. Approximately $22.1 million of the purchase price was allocated to goodwill.

11.   GRANTOR TRUSTS

ChoicePoint has established two grantor trusts totaling $10.0 million. The funds in the grantor trusts may be used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors for distribution under its various compensation and benefit plans. The $10.0 million is included in cash and cash equivalents in the accompanying balance sheet.

12.   COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in an annual financial statement that is displayed with the same prominence as other annual financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive income was as follows:

         -------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
            (IN THOUSANDS)                                            1998          1997
         -------------------------------------------------------------------------------

           Net income......................................          7,578         5,541
           Other comprehensive income, net of tax:
            Foreign currency translation adjustment.......              78            (1)
                                                                   -------        ------
           Comprehensive income............................        $ 7,656        $5,540
                                                                   =======        ======

13.  PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated net income and pro forma earnings per share present the consolidated results of operations of ChoicePoint assuming that the Spinoff had been completed as of the beginning of 1997. Historical earnings per share are not presented since the companies that comprise ChoicePoint were majority-owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff.

The information presented below is not necessarily indicative of the results of operations that ChoicePoint would have reported if it had operated as an independent company.

                  ------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              MARCH 31, 1997
                  ------------------------------------------------------------------------
                  Historical net income                                     $ 5,541
                  Pro forma adjustments:
                    Reversal of interest expense from Equifax(a)                928
                    Incremental interest expense (b)                         (1,129)
                                                                            -------
                  Pro forma net income                                      $ 5,340
                                                                            =======

                  Pro forma earnings per share - basic                      $   .37
                                                                            =======
                  Pro forma weighted average shares - basic (c)              14,585
                                                                            =======

                  Pro forma earnings per share - diluted                    $   .36
                                                                            =======
                  Pro forma weighted average shares - diluted (c)            14,837
                                                                            =======



Following are the pro forma adjustments to the accompanying pro forma consolidated net income:

     a) To eliminate the $1.5 million ($928,000 net of tax) corporate interest expense charged to ChoicePoint. Equifax charged interest expense through the effective date of the Spinoff - July 31, 1997.

     b) To record $2.0 million ($1.1 million net of tax) of interest expense on borrowings to fund the repayment of net intercompany debt owed to Equifax, the repayment of $29.0 million of Equifax debt assumed by ChoicePoint, and interest on borrowings to fund $10.0 million for two ChoicePoint grantor trusts. The interest expense also includes interest for borrowings for the CDB Infotek acquisition. An interest rate of 6.5% is assumed on the borrowings.

     c) Pro forma weighted average shares outstanding prior to the Spinoff is based on the number of ChoicePoint shares issued and outstanding, including restricted stock, on the date of the Spinoff (August 7, 1997). The pro forma weighted average shares - diluted also include the dilutive effect of stock options.

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

         Property and Casualty Insurance Services ("P&C") - Automated underwriting and claims information for home and auto insurers, commercial inspections, worker's compensation audits of commercial properties, and customized application rating and issuance software development

         Life and Health Insurance Services ("L&H") - Underwriting and claims information for life and health insurers, including medical records collection, laboratory services, and investigative services

         Business and Government Services ("B&G") - Pre-employment background searches, drug screenings, public records searches, people locator services, and UCC searches and filings

RESULTS OF OPERATIONS

Revenue and operating income for the three months ended March 31, 1998 and 1997 were as follows:

                ------------------------------------------------------
                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                (IN THOUSANDS)                    1998         1997
                ------------------------------------------------------
                P&C revenue                   $  51,412     $  45,533
                L&H revenue                      20,119        37,029
                B&G revenue                      23,019        20,290
                                              ---------     ---------
                Operating revenue                94,550       102,852

                Costs and expenses               79,540        90,654
                                              ---------     ---------

                Operating income              $  15,010     $  12,198
                                              =========     =========


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Consolidated revenue decreased $8.3 million, or 8.1%, from $102.9 million for the three months ended March 31, 1997 to $94.6 million for the three months ended March 31, 1998, primarily due to the sale of ChoicePoint's paramedical examination business in December 1997. Excluding the effect of that sale, consolidated revenues increased $7.4 million, or 8.5%, from $87.2 million for the three months ended March 31, 1997 to $94.6 million for the three months ended March 31, 1998. Revenue from Property and Casualty Insurance Services grew $5.9 million, or 12.9%, from $45.5 million for the three months ended March 31, 1997 to $51.4 million for the three months ended March 31, 1998, driven by strong unit performance in personal lines and software development sales. Revenue from Life and Health Insurance Services decreased $16.9 million, or 45.7%, from $37.0 million for the three months ended March 31,

1997 to $20.1 million for the three months ended March 31, 1998 due primarily to the sale of the paramedical examination business noted above. Excluding the effect of the sale, revenue from Life and Health Insurance Services decreased $1.3 million or 6.1% from $21.4 million for the three months ended March 31, 1997 to $20.1 million for the three months ended March 31, 1998. Lower unit sales in field inspection and lab products contributed to the 6.1% decrease. Revenue from Business and Government Services increased $2.7 million, or 13.4%, from $20.3 million for the three months ended March 31, 1997 to $23.0 million for the three months ended March 31, 1998. Revenues increased in the majority of product lines within Business and Government Services. Acquisitions made in the second and fourth quarters of 1997 represented $917,000 or 33.6% of the increase in Business and Government Services' first quarter 1998 revenue.

Operating income increased $2.8 million, or 23.1%, from $12.2 million for the three months ended March 31, 1997 to $15.0 million for the three months ended March 31, 1998, primarily as a result of strong revenue performance in automated products. Operating margins increased from 11.9% for the three months ended March 31, 1997 to 15.9% for the three months ended March 31, 1998.

Net income increased $2.0 million, or 36.8%, from $5.6 million for the three months ended March 31, 1997 to $7.6 million for the three months ended March 31, 1998. The effective tax rate decreased 4.3 percentage points, as discussed below.

INCOME TAXES

The effective income tax rate decreased from 47.6% in the first quarter of 1997 to 43.3% in the first quarter of 1998 due primarily to a reduction in state income taxes. Prior to the Spinoff, ChoicePoint's provision for income taxes reflected federal and state income taxes calculated on ChoicePoint's separate income, but recognized the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group. As a result, ChoicePoint's overall state income taxes in the first quarter of 1998 are lower since the Company is no longer part of Equifax's consolidated group for unitary tax purposes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations increased from $1.4 million in the first three months of 1997 to $6.8 million in the first three months of 1998. This increase was primarily attributable to the increase in net income, as adjusted for depreciation and amortization and due to accounts receivable increasing at a lower rate than the first quarter of 1997. During the first three months of 1998, ChoicePoint used $29.5 million for investing activities, primarily in the acquisition of the remaining 27.4% interest in CDB Infotek. Additions to property and equipment of $4.1 million were primarily for system upgrades. During the first three months of 1997, additions to property and equipment accounted for $6.1 million of the $7.2 million of net cash flows used for investing activities. The Company anticipates additional capital expenditures of approximately $14.9 million in 1998, which will be used primarily for system upgrades. Net cash provided by financing activities was $10.9 million in the first three months of 1998, as the proceeds from the Credit Facility were used to fund the CDB Infotek acquisition. Additionally, $6.7 million of cash was provided by short-term borrowings from a bank. Net cash provided by financing activities was $8.6 million in the first three months of 1997, which was reflected in an increase in the intercompany debt due to Equifax that was repaid in connection with the Spinoff.

EBITDA increased $3.5 million, or 18.9%, from $18.5 million for the three months ended March 31, 1997 to $22.0 million for the three months ended March 31, 1998. EBITDA represents income before taxes, plus depreciation and amortization and interest expense. EBITDA is presented not as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs after the Spinoff, ChoicePoint entered into a five-year $250 million revolving credit facility ("Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. During the first quarter of 1998, ChoicePoint used borrowings under the Credit Facility and from operations to purchase the remaining 27.4% interest in CDB Infotek. Total debt outstanding under the Credit Facility was $99.0 million at March 31, 1998 and $112.0 million at December 31, 1997. The Company also utilized a line of credit ("Line of Credit") with a bank in the first quarter of 1998. As of March 31, 1998, $6.7 million was outstanding on this Line of Credit. ChoicePoint may use additional borrowings under the Credit Facility and Line of Credit to finance acquisitions and general corporate cash requirements.

Interest expense for the first quarter remained unchanged over the prior year at $1.6 million in 1998 and 1997. Prior to the Spinoff on August 7, 1997, ChoicePoint was charged corporate interest expense from Equifax based on the relationship of its net assets to total Equifax net assets, excluding corporate debt.

No cash dividends have been paid. The Company does not anticipate paying any cash dividends on its common stock in the near future.

YEAR 2000

ChoicePoint has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries. As a result, certain computer systems and software programs used, and in some cases developed, by ChoicePoint may need to be upgraded in order to address Year 2000 requirements.

To address this issue, ChoicePoint is either replacing systems with new systems that are Year 2000 compliant, or modifying existing systems to be compliant. During the first quarter of 1998, the Company incurred approximately $321,000 to modify existing computer systems and applications to address the Year 2000 issue and estimates that an additional $1.8 million will be incurred in 1998 and $500,000 in 1999.

If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its major customers and suppliers.

FORWARD-LOOKING STATEMENTS

This report may contain certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 and the other filings made by the Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

(a) Exhibits

27.01             Financial Data Schedule (for SEC use only).


(b) Reports on Form 8-K

    Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CHOICEPOINT INC.
                                  --------------------------------------------
                                  (Registrant)


May 13, 1998                      /s/ Derek V. Smith
-------------------------         --------------------------------------------
         Date                     D.V. Smith, President and
                                  Chief Executive Officer



May 13, 1998                      /s/ Doug C. Curling
-------------------------         --------------------------------------------
         Date                     D. C. Curling, Executive Vice President,
                                     Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


Exhibit           Description of Exhibit

27.01             Financial Data Schedule (for SEC use only).