Form 10-Q
period 1998-06-30
CHOICEPOINT INC
filed 1998-08-14
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     JUNE 30, 1998
                                        -----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    -------------------      ----------------

                       Commission File Number: 001-13069

                                CHOICEPOINT INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                                       58-2309650
 ---------------------------------------------              -----------------
 (State or other jurisdiction of incorporation              (I.R.S. Employer
    or organization)                                        Identification No.)

1000 Alderman Drive  Alpharetta, Georgia                          30005
----------------------------------------------              ------------------
 (Address of principal executive offices)                       (Zip Code)

                                 (770) 752-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at July 31, 1998
                  -----                          ----------------------------
       Common Stock, $.10 Par Value                         14,645,203

                                CHOICEPOINT INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998
                                     INDEX

Part I.  FINANCIAL INFORMATION                                                         Page No.
------------------------------                                                         --------
Item 1. Financial Statements -

   Consolidated Statements of Income-
     Three Months Ended June 30, 1998 and 1997 and                                      3
     Six Months Ended June 30, 1998 and 1997

   Consolidated Balance Sheets -
     June 30, 1998 and December 31, 1997                                                4

   Consolidated Statement of Shareholders' Equity -
     Six Months Ended June 30, 1998                                                     5

   Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1998 and 1997                                            6

   Notes to Consolidated Financial Statements                                           7

 Item 2. Management's Discussion and Analysis
         of Results of Operations and Financial Condition                               11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                     15

Part II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                                              16

 Item 2. Changes in Securities and Use of Proceeds                                      16

 Item 3. Defaults Upon Senior Securities                                                16

 Item 4. Submission of Matters to a Vote of Security Holders                            16

 Item 5. Other Information                                                              16

 Item 6. Exhibits and Reports on Form 8-K                                               17

 Signatures                                                                             18

 Exhibit Index                                                                          19


                               CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


-----------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  1998           1997            1998           1997
-----------------------------------------------------------------------------------------------------------
Operating revenue...............................     $106,702       $108,623        $201,252       $211,475
Costs and expenses:
  Costs of services.............................       73,295         72,583         132,919        140,942
  Selling, general, and administrative..........       16,923         20,481          36,839         42,776
                                                     --------       --------        --------        -------
      Total costs and expenses..................       90,218         93,064         169,758        183,718

Operating income................................       16,484         15,559          31,494         27,757
Interest expense................................        1,825          1,622           3,470          3,241
                                                     --------       --------        --------        -------

Income before income taxes......................       14,659         13,937          28,024         24,516
Provision for income taxes......................        6,347          6,637          12,134         11,675
                                                     --------       --------        --------        -------

Net income......................................     $  8,312       $  7,300        $ 15,890        $12,841
                                                     ========       ========        ========        =======

Earnings per share - basic (Note 5).............     $    .57       $     --        $   1.09        $    --
                                                     ========       ========        ========        =======
  Weighted average shares - basic...............       14,611             --          14,626             --
                                                     ========       ========        ========        =======

Earnings per share - diluted (Note 5)...........     $    .55       $     --        $   1.05        $    --
                                                     ========       ========        ========        =======
  Weighted sverage shares - diluted.............       15,162             --          15,129             --
                                                     ========       ========        ========        =======


 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                    JUNE 30,      DECEMBER 31,
(IN THOUSANDS, EXCEPT PAR VALUES)                                     1998           1997
----------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................      $   8,990       $  26,858
  Marketable securities .....................................          9,000           9,000
  Accounts receivable, net of allowance for doubtful accounts of $3,261 at June 30, 1998 and $1,847 at
    December 31,1997 ........................................         92,190          90,266
  Deferred income tax assets ................................          9,099          10,503
  Other current assets ......................................          9,143           9,492
                                                                   ---------       ---------
      Total current assets ..................................        128,422         146,119

Property and equipment, net .................................         43,606          42,985
Goodwill, net ...............................................        160,991         127,731
Deferred income tax assets ..................................         18,714          15,406
Other .......................................................         31,877          27,730
                                                                   ---------       ---------

Total Assets ................................................      $ 383,610       $ 359,971
                                                                   =========       =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short term debt and current maturities of long-term debt ..      $  12,112       $     593
  Accounts payable ..........................................         19,462          17,371
  Accrued salaries and bonuses ..............................         10,364          15,664
  Other current liabilities .................................         44,307          43,610
                                                                   ---------       ---------
    Total current liabilities ...............................         86,245          77,238

Long-term debt, less current maturities .....................         99,427          95,457
Postretirement benefit obligations ..........................         54,275          53,834
Other long-term liabilities .................................          3,517           5,697
                                                                   ---------       ---------
    Total liabilities .......................................        243,464         232,226

Shareholders' equity:
  Preferred stock, $.01 par value; shares
   authorized - 10,000;  no shares issued or outstanding ....             --              --
  Common stock, $.10 par value; shares authorized -
   100,000; shares issued and outstanding -
   14,645 in 1998 and 14,641 in 1997 ........................          1,465           1,464
  Paid-in capital ...........................................        113,870         112,655
  Retained earnings .........................................         29,634          13,744
  Foreign currency translation adjustments ..................           (121)           (118)
  Stock held by employee benefit trusts, at cost,
   93 shares in 1998 ........................................         (4,702)             --
   Total shareholders' equity ...............................        140,146         127,745
                                                                   ---------       ---------

Total Liabilities and Shareholders' Equity ..................      $ 383,610       $ 359,971
                                                                   =========       =========

       The accompanying notes are an integral part of these consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             FOREIGN      STOCK
                                                                            CURRENCY     HELD BY
                                      COMMON       PAID-IN      RETAINED   TRANSLATION   BENEFIT
(IN THOUSANDS)                         STOCK       CAPITAL      EARNINGS   ADJUSTMENTS    TRUSTS          TOTAL
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 ........   $1,464       $112,655      $13,744      $(118)      $    --       $127,745
  Net income ......................       --             --       15,890         --            --         15,890
  Restricted stock plans, net .....       (1)           967           --         --            --            966
  Stock options exercised .........        2            248           --         --            --            250
  Cost of shares repurchased ......       --             --           --         --        (4,702)        (4,702)
  Translation adjustments .........       --             --           --         (3)           --             (3)
                                      ------       --------      -------      -----       -------       --------

Balance, June 30, 1998 ............   $1,465       $113,870      $29,634      $(121)      $(4,702)      $140,146
                                      ======       ========      =======      =====       =======       ========


               The accompanying notes are an integral part of this
                            consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                       1998           1997
--------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income ..................................................      $ 15,890       $ 12,841
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .............................        14,281         13,407
    Compensation recognized under employee stock plans ........         1,116             --
    Changes in assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable, net ................................           242        (10,765)
      Other current assets ....................................           414         (5,061)
      Current liabilities, excluding debt .....................        (4,186)         5,821
      Deferred income taxes ...................................        (1,904)        (1,991)
      Other long-term liabilities, excluding debt .............           503           (201)
                                                                     --------       --------

  Net cash provided by operating activities ...................        26,356         14,051
                                                                     --------       --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired ..........................       (40,292)        (1,659)
  Additions to property and equipment .........................        (7,037)       (12,237)
  Additions to other assets, net ..............................        (7,986)        (2,491)
                                                                     --------       --------

  Net cash flows used by investing activities .................       (55,315)       (16,387)
                                                                     --------       --------

Cash flows from financing activities:
  Proceeds from long-term debt ................................        25,042             --
  Payments on long-term debt ..................................       (21,213)          (487)
  Net short-term borrowings ...................................        11,660             --
  Net transactions with Equifax, Inc. .........................            --          6,009
  Purchases of stock held by employee benefit trusts ..........        (4,702)            --
  Proceeds from exercise of stock options .....................           250             --
                                                                     --------       --------

  Net cash flows provided by financing activities .............        11,037          5,522
                                                                     --------       --------

Effect of foreign currency exchange rates on cash .............            54            (17)
                                                                     --------       --------

Net (decrease) increase in cash ...............................       (17,868)         3,169
Cash and cash equivalents, beginning of period ................        26,858          1,726
                                                                     --------       --------
Cash and cash equivalents, end of period ......................      $  8,990       $  4,895
                                                                     ========       ========

              The accompanying notes are an integral part of these
                            consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.  SPIN OFF AND BASIS OF PRESENTATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. In the Spinoff, each shareholder of Equifax received one share of the Company's common stock, par value $.10 per share (the "Common Stock"), for every 10 shares of Equifax common stock owned. The effective time of the Spinoff was July 31, 1997, and the Common Stock began regular trading on the New York Stock Exchange on August 8, 1997. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and present the Company's financial position, results of operations and cash flows as derived from Equifax's historical financial statements where applicable. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 1998 and the results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

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

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Historically, motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, had been reflected in Equifax's consolidated statements of income as operating revenue and costs of services. ChoicePoint has elected to exclude these customer reimbursed fees from revenue and reduce costs of services by a corresponding amount. This change in accounting presentation does not impact operating income. Registry revenue was $74,377,000 and $65,798,000 for the three months ended June 30, 1998 and 1997, respectively, and $142,949,000 and $129,720,000 for the six months ended June 30, 1998 and 1997, respectively.

5.  EARNINGS PER SHARE

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. ChoicePoint adopted SFAS No. 128 in the fourth quarter of 1997. Historical earnings per share for the three months ended June 30, 1997 and six months ended June 30, 1997 are not presented since the companies that comprise ChoicePoint were majority-owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff. See Note 14 for pro forma earnings per share for the three months ended March 31, 1997 and the three months and six months ended June 30, 1997. Earnings per share - diluted includes the dilutive effect of stock options.

6.  TRANSACTIONS WITH EQUIFAX

Prior to the Spinoff, ChoicePoint was charged corporate costs by Equifax through July 31, 1997. The amount of corporate costs included in the accompanying consolidated statements of income were $0 and $2,551,000 for the three months ended June 30, 1998 and 1997, respectively and $0 and $5,102,000 for the six months ended June 30, 1998 and 1997, respectively. These allocations were based on an estimate of the proportion of corporate expenses of Equifax related to ChoicePoint, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, the corporate charges have been made on a reasonable basis and approximate all the incremental costs ChoicePoint would have incurred had it been operating on a stand-alone basis. These amounts have been included in selling, general, and administrative expenses. ChoicePoint was also charged corporate interest expense through July 31, 1997, based on the relationship of its net assets to total Equifax net assets, excluding debt, in amounts of $0 and $1,547,000 for the three months ended June 30, 1998 and 1997, respectively, and $0 and $3,094,000 for the six months ended June 30, 1998 and 1997, respectively.

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

8.  DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $99.0 million at June 30, 1998.

Short-term debt at June 30, 1998 consists of $11.7 million from a line of credit with a bank. There were no short-term borrowings during 1997.

9.    STOCK OPTIONS

During the first quarter of 1998, stock options for approximately 587,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

10.   ACQUISITIONS

During the second quarter of 1998, the Company acquired the assets of Attest National Drug Testing, Inc., a drug testing information services company, and Application Profiles, Inc., a full service pre-employment screening company. During the first quarter of 1998, the Company accelerated its option to purchase the remaining 27.4% interest in CDB Infotek, which is now a wholly owned subsidiary of ChoicePoint. The total purchase price of all three acquisitions was approximately $40.4 million. Approximately $36.1 million of the total purchase price was allocated to goodwill. The acquisitions were accounted for as purchases.

11.   GRANTOR TRUSTS

ChoicePoint has established two grantor trusts totaling $10.0 million. The funds in the grantor trusts are used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors for distribution under its various compensation and benefit plans. During the second quarter of 1998, funds from the grantor trusts totaling $4.7 million were used to purchase 92,600 shares of ChoicePoint common stock, which are reflected as stock held by employee benefit trusts, at cost, in the June 30, 1998 balance sheet. Approximately $5.3 million of cash remains in the grantor trusts at June 30, 1998 and is included in cash and cash equivalents in the accompanying balance sheets.

12.   SOFTWARE DEVELOPMENT

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain direct costs, including external, payroll and interest costs. The Company has historically capitalized significant costs of software developed or obtained for internal use. For the six months ended June 30, 1998, approximately $3.0 million of costs of software developed for internal use was capitalized.

13.   COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in an annual financial statement that is displayed with the same prominence as other annual financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive income was as follows:

-------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
(IN THOUSANDS)                                             1998           1997          1998           1997
-------------------------------------------------------------------------------------------------------------

Net income ........................................      $  8,312       $  7,300      $ 15,890       $ 12,841
Other comprehensive income, net of tax:
  Foreign currency translation adjustment .........           (81)            17            (3)            16
                                                         --------       --------      --------       --------
Comprehensive income ..............................      $  8,231       $  7,317      $ 15,887       $ 12,857
                                                         ========       ========      ========       ========

14.  PRO FORMA CONSOLIDATED FINANCIAL DATA

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


                                                                               1997
                                                             --------------------------------------
                                                                                         SIX MONTHS
                                                               FIRST        SECOND          ENDED
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  QUARTER       QUARTER        JUNE 30
---------------------------------------------------------------------------------------------------
Historical net income .................................      $  5,541       $  7,300       $ 12,841
Pro forma adjustments:
   Reversal of interest expense from Equifax(a) .......           928            928          1,856
   Incremental interest expense (b) ...................        (1,129)        (1,129)        (2,258)
                                                             --------       --------       --------
Pro forma net income ..................................      $  5,340       $  7,099       $ 12,439
                                                             ========       ========       ========

Pro forma earnings per share - basic ..................      $    .37       $    .49       $    .85
                                                             ========       ========       ========
Pro forma weighted average shares - basic (c) .........        14,585         14,585         14,585
                                                             ========       ========       ========
Pro forma earnings per share - diluted ................      $    .36       $    .48       $    .84
                                                             ========       ========       ========
Pro forma weighted average shares - diluted (c) .......        14,837         14,837         14,837
                                                             ========       ========       ========


Following are the pro forma adjustments to the accompanying pro forma consolidated net income:

     a) To eliminate the $3.1 million ($1.9 million net of tax) corporate interest expense for the six months ended June 30, 1997 charged to ChoicePoint. Equifax charged interest expense through the effective date of the Spinoff - July 31, 1997.

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

Revenue and operating income for the three months and six months ended June 30, 1998 and 1997 were as follows:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
(IN THOUSANDS)                        1998           1997         1998          1997
--------------------------------------------------------------------------------------
P&C revenue ..................      $ 60,271      $ 48,366      $111,683      $ 93,899
L&H revenue ..................        20,277        37,902        40,396        74,931
B&G revenue ..................        26,154        22,355        49,173        42,645
                                    --------      --------      --------      --------
Operating revenue ............       106,702       108,623       201,252       211,475

Costs and expenses ...........        90,218        93,064       169,758       183,718
                                    --------      --------      --------      --------
Operating income .............      $ 16,484      $ 15,559      $ 31,494      $ 27,757
                                    ========      ========      ========      ========


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Consolidated revenue decreased $1.9 million, or 1.8%, from $108.6 million for the three months ended June 30, 1997 to $106.7 million for the three months ended June 30, 1998, primarily due to the sale of ChoicePoint's paramedical examination business in December 1997. Excluding the effect of that sale, consolidated revenues increased $14.0 million, or 15.1%, from $92.7 million for the three months ended June 30, 1997 to $106.7 million for the three months ended June 30, 1998.

Revenue from Property and Casualty Insurance Services grew $11.9 million, or 24.6%, from $48.4 million for the three months ended June 30, 1997 to $60.3 million for the three months ended June 30, 1998, due to continued strong unit performance in technology intensive personal lines products and the installation of a new generation of commercial worker's compensation software at a large insurance customer. This software installation resulted in a contract progress payment of $8.2 million. These two areas of revenue growth were partially offset by revenue unit declines in the field related property businesses - partly because of $500,000 of non-comparable one-time revenues in the second quarter of 1997 but also because of general softening of demand for some of these labor intensive services.

Revenue from Life and Health Insurance Services decreased $17.6 million, or 46.5%, from $37.9 million for the three months ended June 30, 1997 to $20.3 million for the three months ended June 30, 1998, due primarily to the sale of the paramedical examination business noted above. Excluding the effect of the sale, revenue from Life and Health Insurance Services decreased $1.7 million, or 7.7%, from $22.0 million for the three months ended June 30, 1997 to $20.3 million for the three months ended June 30, 1998, due primarily to unit decline in traditional field-based life and health inspection products and laboratory services. The unit decline in laboratory services was due primarily to the loss of a customer in the fourth quarter of 1997.

Revenue from Business and Government Services increased $3.8 million, or 17.0%, from $22.4 million for the three months ended June 30, 1997 to $26.2 million for the three months ended June 30, 1998. Revenue increased in the majority of product lines within this market, with incremental revenue from acquisitions made since the second quarter of 1997 contributing $2.0 million of the increase.

Operating income increased $925,000, or 5.9%, from $15.6 million for the three months ended June 30, 1997 to $16.5 million for the three months ended June 30, 1998, primarily as a result of strong revenue performance in property and casualty personal lines products. Operating margins increased from 14.3% for the three months ended June 30, 1997 to 15.4% for the three months ended June 30, 1998. Excluding the 1998 second quarter revenue effect of the $8.2 million software development progress payment discussed above, for which no profit was recognized, the operating margin was 16.7% for the three months ended June 30, 1998.

Net income increased $1.0 million, or 13.9%, from $7.3 million for the three months ended June 30, 1997 to $8.3 million for the three months ended June 30, 1998 as a result of the increase in operating income and favorable tax rates discussed below.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Consolidated revenue decreased $10.2 million, or 4.8%, from $211.5 million in the first six months of 1997 to $201.3 million in the first six months of 1998, primarily due to the sale of ChoicePoint's paramedical examination business in December 1997. Excluding the effect of that sale, consolidated revenues increased $21.3 million, or 11.9%, from $179.9 million in the first six months of 1997 to $201.3 million in the first six months of 1998.

Revenue from Property and Casualty Insurance Services grew $17.8 million, or 18.9%, from $93.9 million in the first six months of 1997 to $111.7 million in the first six months of 1998, primarily due to continued strong unit performance in personal lines products and the $8.2 million progress payment noted above, partially offset by unit declines in the field related property businesses.

Revenue from Life and Health Insurance Services decreased $34.5 million, or 46.1%, from $74.9 million in the first six months of 1997 to $40.4 million in the first six months of 1998, due primarily to the sale of the paramedical examination business noted above. Excluding the effect of the sale, revenue from Life and Health Insurance Services decreased $3.0 million, or 6.8%, from $43.4 million for the six months ended June 30, 1997 to $40.4 million for the six months ended June 30, 1998, due primarily to unit decline in life and health inspection reports and laboratory services.

Revenue from Business and Government Services increased $6.5 million, or 15.3%, from $42.6 million in the first six months of 1997 to $49.2 million in the first six months of 1998. Incremental revenue from acquisitions made since the first quarter of 1997 contributed $2.9 million of the increase.

Operating income increased $3.7 million, or 13.5%, from $27.8 million in the first six months of 1997 to $31.5 million in the first six months of 1998, primarily as a result of strong revenue performance in property and casualty personal lines products. Operating margins increased from 13.1% for the first six months of 1997 to 15.6% for the first six months of 1998. Excluding the 1998 second quarter revenue effect of the $8.2 million software development progress payment discussed above, for which no profit was recognized, the operating margin was 16.3% for the first six months of 1998.

Net income increased $3.1 million, or 23.7%, from $12.8 million in the first six months of 1997 to $15.9 million in the first six months of 1998 as a result of the strong operating performance and favorable tax rates discussed below.

INCOME TAXES

The effective income tax rate decreased from 47.6% in the first six months of 1997 to 43.3% in the first six months of 1998 due primarily to a reduction in state income taxes. Prior to the Spinoff, ChoicePoint's provision for income taxes reflected federal and state income taxes calculated on ChoicePoint's separate income, but recognized the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group. As a result, ChoicePoint's overall state income taxes in the first six months of 1998 are lower since the Company is no longer part of Equifax's consolidated group for unitary tax purposes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations increased from $14.1 million in the first six months of 1997 to $26.4 million in the first six months of 1998. This increase was primarily attributable to the increase in net income, as adjusted for depreciation and amortization, and due to a decrease in accounts receivable, adjusted for the effects of acquisitions. During the first six months of 1998, ChoicePoint used $55.3 million for investing activities, primarily in the acquisitions of Attest National Drug Testing, Inc. ("Attest"), Application Profiles, Inc. ("Application Profiles"), and the remaining 27.4% interest in CDB Infotek. Additions to property and equipment of $7.0 million in the first six months of 1998 were primarily for system upgrades. During the first six months of 1997, additions to property and equipment accounted for $12.2 million of the $16.4 million of net cash flows used for investing activities. Building and leasehold improvements for an office facility in Alpharetta, Georgia and the expansion of the existing Osborn Laboratories, Inc. facility in Olathe, Kansas represented approximately $5.3 million of the $12.2 million additions in the first six months of 1997. The Company anticipates additional capital expenditures of approximately $11.0 million in 1998, which will be used primarily for system upgrades. Net cash provided by financing activities was $11.1 million in the first six months of 1998, as the proceeds from a credit facility and two lines of credit were used to fund the acquisitions, as discussed below. Net cash provided by financing activities was $5.5 million in the first six months of 1997, which was reflected in an increase in the intercompany debt due to Equifax that was repaid in connection with the Spinoff.

EBITDA increased $4.6 million, or 11.2%, from $41.2 million for the six months ended June 30, 1997 to $45.8 million for the six months ended June 30, 1998. EBITDA represents income before taxes, plus depreciation and amortization and interest expense. EBITDA is presented not as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs after the Spinoff, ChoicePoint entered into a five-year $250 million revolving credit facility ("Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. During the first six months of 1998, ChoicePoint used borrowings under the Credit Facility and cash from operations to purchase the remaining 27.4% interest in CDB Infotek, Attest and Application Profiles. Total debt outstanding under the Credit Facility was $99.0 million at June 30, 1998 and $95.0 million at December 31, 1997. The Company also utilized lines of credit ("Lines of Credit") with two banks in the first six months of 1998. As of June 30, 1998, $11.7 million was outstanding on this Line of Credit. ChoicePoint may use additional borrowings under the Credit Facility and Line of Credit to finance acquisitions and general corporate cash requirements.

Interest expense was $1.8 million and $1.6 million for the three months ended June 30, 1998 and 1997, respectively, and $3.5 million and $3.2 million for the six months ended June 30, 1998 and 1997, respectively. Prior to the Spinoff on August 7, 1997, ChoicePoint was charged corporate interest expense from Equifax based on the relationship of its net assets to total Equifax net assets, excluding corporate debt.

No cash dividends have been paid. The Company does not anticipate paying any cash dividends on its common stock in the near future.

YEAR 2000

The Term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. The Year 2000 issue exists because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four digit entries.

The Company's State of Readiness - ChoicePoint has assessed and continues to assess the impact of the Year 2000 on its reporting system and operations. As a result, certain computer systems and software programs used, and in some cases developed, by ChoicePoint have been or will need to be upgraded in order to address Year 2000 requirements. The Company is also assessing its non-information technology systems. However, it anticipates these systems to have less of a risk impact on the Company's operations.

ChoicePoint also receives data and inquiries from vendors and customers. Current remediation efforts are in place to accept data in both 2-digit and 4-digit formats within several ChoicePoint applications.

The Costs to Address the Company's Year 2000 Issues - During 1997 and the first six months of 1998, the Company incurred approximately $1.3 million and $1.5 million, respectively, to modify existing computer systems and applications to address the Year 2000 issue and estimates that an additional $4.0 million will be incurred in 1998 and $2.5 million in 1999. The cost estimates have increased since the first quarter due to the Company engaging third party consultants to assist in the Year 2000 effort. The Company has and will continue to fund the costs of Year 2000 implementation from cash flows.

The Risks of the Company's Year 2000 Issues - The Company has not begun the systems integration testing phase of its Year 2000 initiative. Until system integration testing is substantially in process, the Company cannot fully estimate the risks of its Year 2000 issue. If the Company's remediation plan is not successful, there would be a significant disruption of the Company's ability to transact business with its major customers and suppliers and it could have a material adverse effect on the Company's financial position and results of operations.

The Company's Contingency Plans - The Company will be developing contingency plans in the event there is a disruption in operations resulting from a Year 2000 related event. Because the Company has not begun system integration testing, and accordingly has not fully assessed its risks from potential Year 2000 failures, the Company has not yet developed detailed plans specific to Year 2000 events.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of the transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance.

The Company has not yet quantified the impact of adopting SFAS No. 133 on it's financial statements and has not determined the timing of or method of it's adoption of the Statement. The adoption of SFAS No. 133 is not expected to have a material impact on earnings or other comprehensive income. However, changes in the Company's derivative instruments and hedging activities could increase volatility in earnings and other comprehensive income.

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

Not Applicable

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1998 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

         (a) Votes cast for or withheld regarding the re-election of three Directors for terms expiring in 2001:

                                                     FOR               WITHHELD

                  Daniel W. McGlaughlin              12,459,534        147,585
                  C. B. Rogers, Jr.                  12,457,763        149,356
                  Derek V. Smith                     12,456,431        150,688

                  Directors whose terms of office continue after the meeting are as follows:

                  Terms Expiring in 1999               Terms Expiring in 2000

                  Tinsley H. Irvin                     James M. Denny
                  Ron D. Barbaro                       Julia B. North

                                                       Charles I. Story

         (b) Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

                  FOR                       AGAINST             ABSTAIN

                  12,535,848                35,084              36,187

ITEM 5.  OTHER INFORMATION

Shareholder Proposals

Proposals by shareholders intended to be presented at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than November 18, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Shareholders to be held in 1999. Moreover, with regard to any proposal by a shareholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered at the 1999 Annual Meeting, if such shareholder fails to notify the Company in the manner set forth above of such proposal no later than February 1, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that shareholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by shareholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Articles of Incorporation, Bylaws and of Georgia law.

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

                                     CHOICEPOINT INC.
                                     -----------------------------------------
                                     (Registrant)

August 13, 1998                      /s/ Derek V. Smith
------------------------             -----------------------------------------
         Date                        D.V. Smith, President and

                                          Chief Executive Officer

August 13, 1998                      /s/ Doug C. Curling
------------------------             -----------------------------------------
         Date                        D. C. Curling, Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit           Description of Exhibit
-------           ----------------------

27.01        Financial Data Schedule (for SEC use only).