Form 10-Q
period 1998-09-30
CHOICEPOINT INC
filed 1998-11-16
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     SEPTEMBER 30, 1998
                                        --------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   -------------

                        Commission File Number: 001-13069


                                CHOICEPOINT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                                   58-2309650
-----------------------------------------------  -------------------------------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
    or organization)                                    Identification No.)


1000 Alderman Drive  Alpharetta, Georgia                30005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at October 31, 1998
             -----                           -------------------------------
Common Stock, $.10 Par Value                               14,646,840

                                CHOICEPOINT INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX




Part I.  FINANCIAL INFORMATION                                             Page No.
------------------------------                                             --------
 Item 1. Financial Statements
   Consolidated Statements of Income -
     Three Months Ended September 30, 1998 and 1997 and                        3
      Nine Months Ended September 30, 1998 and 1997

   Consolidated Balance Sheets -
     September 30, 1998 and December 31, 1997                                  4

   Consolidated Statement of Shareholders' Equity -
     Nine Months Ended September 30, 1998                                      5

   Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997                             6

   Notes to Consolidated Financial Statements                                  7

 Item 2.  Management's Discussion and Analysis
          of Results of Operations and Financial Condition                     12

 Item 3. Quantitative and Qualitative Disclosures about Market Risk            17

Part II.  OTHER INFORMATION
---------------------------

 Item 1. Legal Proceedings                                                     18

 Item 2. Changes in Securities and Use of Proceeds                             18

 Item 3. Defaults Upon Senior Securities                                       18

 Item 4. Submission of Matters to a Vote of Security Holders                   18

 Item 5. Other Information                                                     18

 Item 6. Exhibits and Reports on Form 8-K                                      18

 Signatures                                                                    19

 Exhibit Index                                                                 20

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

==================================================================================================
                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 SEPTEMBER 30,               SEPTEMBER 30,
                                                  1998          1997          1998          1997
==================================================================================================

Operating revenue ........................      $101,887      $106,489      $303,139      $317,964
Costs and expenses:
 Costs of services .......................        67,904        71,819       200,823       212,761
 Selling, general and administrative .....        17,741        18,860        54,580        61,636
                                                --------      --------      --------      --------
   Total costs and expenses ..............        85,645        90,679       255,403       274,397

Operating income .........................        16,242        15,810        47,736        43,567
Interest expense .........................         1,801         1,674         5,271         4,915
                                                --------      --------      --------      --------

Income before income taxes ...............        14,441        14,136        42,465        38,652
Provision for income taxes ...............         6,253         6,358        18,387        18,033
                                                --------      --------      --------      --------

Net income ...............................      $  8,188      $  7,778      $ 24,078      $ 20,619
                                                ========      ========      ========      ========

Earnings per share - basic (Note 5) ......      $    .57      $     --      $   1.65      $     --
                                                ========      ========      ========      ========
 Weighted average shares - basic .........        14,474            --        14,575            --
                                                ========      ========      ========      ========


Earnings per share - diluted (Note 5) ....      $    .55      $     --      $   1.60      $     --
                                                ========      ========      ========      ========
 Weighted average shares - diluted .......        14,851            --        15,029            --
                                                ========      ========      ========      ========













              The accompanying notes are an integral part of these
                            consolidated statements.

                                CHOICEPOINT INC.
                           CONSOLIDATED BALANCE SHEETS

====================================================================================================
                                                                       SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS, EXCEPT PAR VALUES)                                           1998           1997
====================================================================================================
                                                                         (UNAUDITED)
                                ASSETS

Current assets:
 Cash and cash equivalents ......................................          $   8,469      $  26,858
 Marketable securities ..........................................                 --          9,000
 Accounts receivable, net of allowance for doubtful accounts of $2,756 at September 30, 1998 and $1,847 at
  December 31, 1997 .............................................            100,904         90,266
 Deferred income tax assets .....................................              9,611         10,503
 Other current assets ...........................................             10,413          9,492
                                                                           ---------      ---------
    Total current assets ........................................            129,397        146,119

Property and equipment, net .....................................             42,184         42,985
Goodwill, net ...................................................            159,522        127,731
Deferred income tax assets ......................................             19,473         15,406
Other ...........................................................             39,067         27,730
                                                                           ---------      ---------

Total Assets ....................................................          $ 389,643      $ 359,971
                                                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current maturities of long-term debt .......          $  11,021      $     593
 Accounts payable ...............................................             21,362         17,371
 Accrued salaries and bonuses ...................................             13,588         15,664
 Other current liabilities ......................................             42,426         43,610
                                                                           ---------      ---------
    Total current liabilities ...................................             88,397         77,238

Long-term debt, less current maturities .........................             99,322         95,457
Postretirement benefit obligations ..............................             54,442         53,834
Other long-term liabilities .....................................              3,935          5,697
                                                                           ---------      ---------
    Total liabilities ...........................................            246,096        232,226

Shareholders' equity:
 Preferred stock, $.01 par value; shares
  authorized - 10,000;no shares issued or outstanding ...........                 --             --
 Common stock, $.10 par value; shares authorized -
  100,000; shares issued and outstanding -
  14,646 in 1998 and 14,641 in 1997 .............................              1,465          1,464
Paid-in capital .................................................            114,456        112,655
Retained earnings ...............................................             37,822         13,744
Foreign currency translation adjustments ........................                (86)          (118)
Stock held by employee benefit trusts, at cost,
 207 shares in 1998 .............................................            (10,110)            --
                                                                           ---------      ---------

 Total shareholders' equity .....................................            143,547        127,745
                                                                           ---------      ---------

Total Liabilities and Shareholders' Equity ......................          $ 389,643      $ 359,971
                                                                           =========      =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        FOREIGN
                                                                                        CURRENCY        STOCK HELD
                                            COMMON          PAID-IN       RETAINED     TRANSLATION      BY BENEFIT
(IN THOUSANDS)                              STOCK           CAPITAL       EARNINGS     ADJUSTMENTS        TRUSTS           TOTAL
==================================================================================================================================
Balance, December 31, 1997 ........        $ 1,464         $112,655        $13,744        $(118)        $     --         $ 127,745
  Net income ......................             --               --         24,078           --               --            24,078
  Restricted stock plans, net .....             (1)           1,544             --           --               --             1,543
  Stock options exercised .........              2              257             --           --               --               259
  Cost of shares repurchased ......             --               --             --           --          (10,110)          (10,110)
  Translation adjustments .........             --               --             --           32               --                32
                                           -------         --------        -------        -----         --------         ---------

Balance, September 30, 1998 .......        $ 1,465         $114,456        $37,822        $ (86)        $(10,110)        $ 143,547
                                           =======         ========        =======        =====         ========         =========


























               The accompanying notes are an integral part of this
                            consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


================================================================================================
                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ------------------------------
                                                                      1998           1997
================================================================================================
                                                                          (IN THOUSANDS)

Cash flows from operating activities:
 Net income ................................................        $ 24,078         $  20,619
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ...........................          22,108            20,400
   Compensation recognized under employee stock plans ......           1,709                --
   Changes in assets and liabilities,
     excluding effects of acquisitions:
     Accounts receivable, net ..............................          (8,410)          (11,169)
     Marketable securities and other current assets ........           8,197            (7,916)
     Current liabilities, excluding debt ...................            (977)           25,592
     Deferred income taxes .................................          (3,175)           (3,822)
     Other long-term liabilities, excluding debt ...........           1,087             1,110
                                                                    --------         ---------

 Net cash provided by operating activities .................          44,617            44,814
                                                                    --------         ---------

Cash flows from investing activities:
 Acquisitions, net of cash acquired ........................         (43,877)           (4,049)
 Additions to property and equipment .......................          (9,206)          (13,614)
 Additions to other assets, net ............................         (14,483)           (3,754)
                                                                    --------         ---------

 Net cash used by investing activities .....................         (67,566)          (21,417)
                                                                    --------         ---------

Cash flows from financing activities:
 Proceeds from long-term debt ..............................          25,042           112,000
 Payments on long-term debt ................................         (21,339)          (10,737)
 Net short-term borrowings .................................          10,590                --
 Payment of debt assumed from Equifax ......................              --           (29,000)
 Payment of Equifax intercompany debt ......................              --           (72,602)
 Net transactions with Equifax .............................              --             1,609
 Purchases of stock held by employee benefit trusts ........         (10,110)               --
 Proceeds from exercise of stock options ...................             259                --
 Other .....................................................              --               583
                                                                    --------         ---------
 Net cash provided by financing activities .................           4,442             1,853
                                                                    --------         ---------

Effect of foreign currency exchange rates on cash ..........             118               299
                                                                    --------         ---------

Net (decrease) increase in cash and cash equivalents .......         (18,389)           25,549
Cash and cash equivalents, beginning of period .............          26,858             1,726
                                                                    --------         ---------
Cash and cash equivalents, end of period ...................        $  8,469         $  27,275
                                                                    ========         =========




              The accompanying notes are an integral part of these
                            consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)




1.  SPINOFF AND BASIS OF PRESENTATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. In the Spinoff, each shareholder of Equifax received one share of the Company's common stock, par value $.10 per share (the "Common Stock"), for every ten shares of Equifax common stock owned. The effective time of the Spinoff was July 31, 1997, and the Common Stock began regular trading on the New York Stock Exchange on August 8, 1997. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff, and the Insurance Services Group of Equifax prior to the Spinoff.

All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis and present the Company's financial position, results of operations and cash flows as derived from Equifax's historical financial statements where applicable. This information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

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

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Historically, motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, had been reflected in Equifax's consolidated statements of income as operating revenue and costs of services. ChoicePoint has elected to exclude these customer reimbursed fees from revenue and reduce costs of services by a corresponding amount. This change in accounting presentation does not impact operating income. Registry revenue was $84,078,000 and $66,113,000 for the three months ended September 30, 1998 and 1997, respectively, and $227,027,000 and $195,833,000 for the nine months ended September 30, 1998 and 1997, respectively.

5.  EARNINGS PER SHARE

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. ChoicePoint adopted SFAS No. 128 in the fourth quarter of 1997. Historical earnings per share for the three months ended September 30, 1997 and nine months ended September 30, 1997 are not presented since the companies that comprise ChoicePoint were majority-owned subsidiaries of Equifax or one of its affiliates and were recapitalized as part of the Spinoff. See Note 14 for pro forma earnings per share for the three months ended March 31, 1997 and June 30, 1997 and the three months and nine months ended September 30, 1997. Earnings per share - diluted includes the dilutive effect of stock options.

6.  TRANSACTIONS WITH EQUIFAX

Prior to the Spinoff, ChoicePoint was charged corporate costs by Equifax through July 31, 1997. The amount of corporate costs included in the accompanying consolidated statements of income were $0 and $850,000 for the three months ended September 30, 1998 and 1997, respectively and $0 and $5,952,000 for the nine months ended September 30, 1998 and 1997, respectively. These allocations were based on an estimate of the proportion of corporate expenses of Equifax related to ChoicePoint, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, the corporate charges have been made on a reasonable basis and approximate all the incremental costs ChoicePoint would have incurred had it been operating on a stand-alone basis. These amounts have been included in selling, general, and administrative expenses. ChoicePoint was also charged corporate interest expense through July 31, 1997, based on the relationship of its net assets to total Equifax net assets, excluding debt, in amounts of $0 and $518,000 for the three months ended September 30, 1998 and 1997, respectively, and $0 and $3,612,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

8.  DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $99.0 million at September 30, 1998.

Short-term debt at September 30, 1998 consists of $10.6 million from a line of credit with a bank. There were no short-term borrowings during 1997.

Subsequent to the end of the third quarter, in October 1998, the Company borrowed an additional $90.0 million under the Credit Facility primarily to fund the acquisition of Customer Development Corporation, discussed below.

In addition, the Company entered into two interest rate swap agreements in October 1998 to reduce the impact of changes in interest rates on its floating rate long-term obligation. The two agreements have a combined notional amount of $90.0 million and mature in October 2000. The agreements effectively change the Company's interest rate exposure to a fixed rate of 4.58% plus a credit spread.


9.    STOCK OPTIONS

During the first quarter of 1998, stock options for approximately 587,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

10.   ACQUISITIONS

During the third quarter of 1998, ChoicePoint made a minority equity investment in Intertech Information Management Inc., a provider of document management and imaging services. During the second quarter of 1998, the Company acquired the assets of Attest National Drug Testing, Inc., a drug testing information services company, and Application Profiles, Inc., a full service pre-employment screening company. During the first quarter of 1998, the Company accelerated its option to purchase the remaining 27.4% interest in CDB Infotek, which is now a wholly owned subsidiary of ChoicePoint. The total purchase price of all three acquisitions and the equity investment was approximately $43.9 million. Approximately $36.1 million of that amount was allocated to goodwill. The acquisitions were accounted for as purchases.

Subsequent to September 30, 1998, the Company announced the acquisitions of Informus Corporation, a provider of web-based, pre-employment screening services, and Customer Development Corporation, a database marketing company. The total purchase price of these two acquisitions was $89.5 million plus transaction costs and net worth adjustments.

11.   GRANTOR TRUSTS

ChoicePoint has established two grantor trusts totaling $10.0 million plus accumulated interest earnings. The funds in the grantor trusts are used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors for distribution under its various compensation and benefit plans. During the second and third quarters of 1998, funds from the grantor trusts totaling $10.1 million were used to purchase 206,600 shares of ChoicePoint common stock, which are reflected as stock held by employee benefit trusts, at cost, in the September 30, 1998 balance sheet. Approximately $376,000 of cash remains in the grantor trusts at September 30, 1998 and is included in cash and cash equivalents in the accompanying balance sheets.

12.    SOFTWARE DEVELOPMENT

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain direct costs, including external, payroll and interest costs. The Company has historically capitalized significant costs of software developed or obtained for internal use. For the nine months ended September 30, 1998, approximately $5.6 million of costs of software developed for internal use was capitalized.

13.    COMPREHENSIVE INCOME

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in an annual financial statement that is displayed with the same prominence as other annual financial statements. Components of comprehensive income include net income and foreign currency translation adjustments. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive income was as follows:

==========================================================================================================
                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
(IN THOUSANDS)                                     1998           1997             1998           1997
==========================================================================================================

Net income ................................        $8,188        $ 7,778         $24,078        $ 20,619
Other comprehensive income, net of tax:
Foreign currency translation adjustment ...            35            (85)             32             (69)
                                                   ------        -------         -------        --------
Comprehensive income ......................        $8,223        $ 7,693         $24,110        $ 20,550
                                                   ======        =======         =======        ========

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

                                                                                 1997
                                                        ===========================================================
                                                                                                      NINE MONTHS
                                                             FIRST        SECOND         THIRD           ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    QUARTER       QUARTER       QUARTER      SEPTEMBER 30
===================================================================================================================
Historical net income ...............................      $  5,541       $  7,300       $  7,778       $ 20,619
Pro forma adjustments:
 Reversal of interest expense from Equifax(a) .......           928            928            309          2,165
 Incremental interest expense (b) ...................        (1,129)        (1,129)          (331)        (2,589)
                                                           --------       --------       --------       --------
Pro forma net income ................................      $  5,340       $  7,099       $  7,756       $ 20,195
                                                           ========       ========       ========       ========



Pro forma earnings per share - basic ................      $    .37       $    .49       $    .53       $   1.38
                                                           ========       ========       ========       ========
Pro forma weighted average shares - basic (c) .......        14,585         14,585         14,584         14,584
                                                           ========       ========       ========       ========


Pro forma earnings per share - diluted ..............      $    .36       $    .48       $    .52       $   1.36
                                                           ========       ========       ========       ========
Pro forma weighted average shares - diluted (c) .....        14,837         14,837         14,852         14,852
                                                           ========       ========       ========       ========



Following are the pro forma adjustments to the accompanying pro forma consolidated net income:

     a) To eliminate the $3.6 million ($2.2 million net of tax) corporate interest expense for the nine months ended September 30, 1997 charged to ChoicePoint. Equifax charged interest expense through the effective date of the Spinoff - July 31, 1997.

     b) To record $4.3 million ($2.6 million net of tax) of interest expense on borrowings to fund the repayment of net intercompany debt owed to Equifax, the repayment of $29.0 million of Equifax debt assumed by ChoicePoint, and interest on borrowings to fund $10.0 million for two ChoicePoint grantor trusts. An interest rate of 6.5% is assumed on the borrowings.

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

         Property and Casualty Insurance Services ("P&C") - Automated underwriting and claims information for home and auto insurers, commercial inspections, worker's compensation audits of commercial properties, and customized application rating and issuance software development

         Life and Health Insurance Services ("L&H") - Underwriting and claims information for life and health insurers, including medical records collection, laboratory services, and investigative services

         Business and Government Services ("B&G") - Pre-employment background searches, drug screenings, public records searches, people locator services, UCC searches and filings, and database marketing services

RESULTS OF OPERATIONS

Revenue and operating income for the three months and nine months ended September 30, 1998 and 1997 were as follows (note: certain prior year amounts have been reclassified to conform with the current year presentation):

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
  (IN THOUSANDS)                     1998          1997         1998          1997
  ===================================================================================

   P&C revenue .............      $ 55,498      $ 48,272      $167,181      $142,171
   L&H revenue .............        19,434        35,690        59,830       110,621
   B&G revenue .............        26,955        22,527        76,128        65,172
                                  --------      --------      --------      --------
   Operating revenue .......       101,887       106,489       303,139       317,964


   Costs and expenses ......        85,645        90,679       255,403       274,397
                                  --------      --------      --------      --------

   Operating income ........      $ 16,242      $ 15,810      $ 47,736      $ 43,567
                                  ========      ========      ========      ========


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated revenue decreased $4.6 million, or 4.3%, from $106.5 million for the three months ended September 30, 1997 to $101.9 million for the three months ended September 30, 1998, primarily due to the sale of ChoicePoint's paramedical examination business in December 1997. Excluding the effect of that sale, consolidated revenues increased $10.3 million, or 11.2%, from $91.6 million for the three months ended September 30, 1997 to $101.9 million for the three months ended September 30, 1998.

Revenue from Property and Casualty Insurance Services increased $7.2 million, or 15.0%, from $48.3 million for the three months ended September 30, 1997 to $55.5 million for the three months ended September 30, 1998, due to continued strong unit performance in personal lines products and a $1.6 million progress payment from the installation of a new generation of workers compensation software at a large insurance customer. These two areas of revenue growth were partially offset by revenue unit declines in the field related property businesses.

Revenue from Life and Health Insurance Services decreased $16.3 million, or 45.5%, from $35.7 million for the three months ended September 30, 1997 to $19.4 million for the three months ended September 30, 1998, due primarily to the sale of the paramedical examination business noted above. Excluding the effect of the sale, revenue from Life and Health Insurance Services decreased $1.4 million, or 6.5%, from $20.8 million for the three months ended September 30, 1997 to $19.4 million for the three months ended September 30, 1998, due primarily to unit decline in traditional field-based life and health inspection products and was consistent with the run-rate decreases in the first six months of the year.

Revenue from Business and Government Services increased $4.4 million, or 19.7%, from $22.5 million for the three months ended September 30, 1997 to $27.0 million for the three months ended September 30, 1998. Revenue increased in the majority of product lines within this market, with incremental revenue from acquisitions made since the third quarter of 1997 contributing $3.3 million of the increase.

Operating income increased $432,000, or 2.7%, from $15.8 million for the three months ended September 30, 1997 to $16.2 million for the three months ended September 30, 1998, primarily as a result of strong revenue performance in property and casualty personal lines products. Included in operating results were $1.8 million of expenses for the three months ended September 30, 1998, and $300,000 for the three months ended September 30, 1997, incurred to modify existing computer systems and applications to address the Year 2000 issues. Operating margins increased from 14.8% for the three months ended September 30, 1997 to 15.9% for the three months ended September 30, 1998.

Net income increased $410,000, or 5.3%, from $7.8 million for the three months ended September 30, 1997 to $8.2 million for the three months ended September 30, 1998, primarily as a result of the increase in operating income and favorable tax rates discussed below.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated revenue decreased $14.8 million, or 4.7%, from $318.0 million in the first nine months of 1997 to $303.1 million in the first nine months of 1998, primarily due to the sale of ChoicePoint's paramedical examination business in December 1997. Excluding the effect of that sale, consolidated revenues increased $31.6 million, or 11.7%, from $271.5 million in the first nine months of 1997 to $303.1 million in the first nine months of 1998.

Revenue from Property and Casualty Insurance Services increased $25.0 million, or 17.6%, from $142.2 million in the first nine months of 1997 to $167.2 million in the first nine months of 1998, primarily due to continued strong unit performance in personal lines products and the installation of a new generation of commercial worker's compensation software at a large insurance customer which resulted in software development progress payments of $8.2 million in the second quarter of 1998 and $1.6 million in the third quarter of 1998. These two areas of revenue growth were partially offset by revenue unit declines in the field related property businesses.

Revenue from Life and Health Insurance Services decreased $50.8 million, or 45.9%, from $110.6 million in the first nine months of 1997 to $59.8 million in the first nine months of 1998, due primarily to the sale of the paramedical examination business noted above. Excluding the effect of the sale, revenue from Life and Health Insurance Services decreased $4.3 million, or 6.7%, from $64.1 million for the nine months ended September 30, 1997 to $59.8 million for the nine months ended September 30, 1998, due primarily to unit decline in traditional field-based life and health inspection reports and laboratory services. The unit declines in laboratory services was due primarily to the loss of a customer in the fourth quarter of 1997.

Revenue from Business and Government Services increased $11.0 million, or 16.8%, from $65.2 million in the first nine months of 1997 to $76.1 million in the first nine months of 1998. Incremental revenue from acquisitions made since the first quarter of 1997 contributed $6.2 million of the increase.

Operating income increased $4.2 million, or 9.6%, from $43.6 million in the first nine months of 1997 to $47.7 million in the first nine months of 1998, primarily as a result of strong revenue performance in property and casualty personal lines products. Included in operating results were $3.0 million of expenses for the nine months ended September 30, 1998, and $787,000 for the nine months ended September 30, 1997, incurred to modify existing computer systems and applications to address the Year 2000 issues. Operating margins increased from 13.7% for the first nine months of 1997 to 15.7% for the first nine months of 1998.

Net income increased $3.5 million, or 16.8%, from $20.6 million in the first nine months of 1997 to $24.1 million in the first nine months of 1998 as a result of the strong operating performance and favorable tax rates discussed below.

INCOME TAXES

The effective income tax rate decreased from 46.7% in the first nine months of 1997 to 43.3% in the first nine months of 1998 due primarily to a reduction in state income taxes. Prior to the Spinoff, ChoicePoint's provision for income taxes reflected federal and state income taxes calculated on ChoicePoint's separate income, but recognized the impact of unitary tax regulations of certain states on ChoicePoint as a member of the Equifax consolidated group. As a result, ChoicePoint's overall state income taxes in the first nine months of 1998 are lower since the Company is no longer part of Equifax's consolidated group for unitary tax purposes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations decreased from $44.8 million in the first nine months of 1997 to $44.6 million in the first nine months of 1998. This decrease was primarily attributable to decreased current liabilities partially offset by decreased marketable securities and other current assets and higher net income and depreciation and amortization. During the first nine months of 1998, ChoicePoint used $67.6 million for investing activities, of which $43.9 million was used in the acquisitions of Attest National Drug Testing, Inc., Application Profiles, Inc., the remaining 27.4% interest in CDB Infotek, and a minority equity investment in Intertech Information Management Inc. Additions to property and equipment of $9.2 million in the first nine months of 1998 were primarily for system upgrades. During the first nine months of 1997, additions to property and equipment accounted for $13.6 million of the $21.4 million of net cash flows used for investing activities. Building and leasehold improvements for an office facility in Alpharetta, Georgia and the expansion of the existing Osborn Laboratories, Inc. facility in Olathe, Kansas represented approximately $3.1 million of the $13.6 million of additions in the first nine months of 1997 with the remainder due primarily to system upgrades. The Company anticipates additional capital expenditures of approximately $4.0 million in 1998, which will be used primarily for system upgrades. Net cash provided by financing activities was $4.4 million in the first nine months of 1998, as the proceeds from a credit facility and two lines of credit were used to fund the acquisitions, as discussed above. Net cash provided by financing activities was $1.9 million in the first nine months of 1997, as the proceeds from the Credit Facility were used to pay Spinoff related costs.

EBITDA increased $5.8 million, or 9.2%, from $64.0 million for the nine months ended September 30, 1997 to $69.8 million for the nine months ended September 30, 1998. EBITDA represents income before taxes, plus depreciation and amortization and interest expense. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs after the Spinoff, ChoicePoint entered into a five-year $250 million revolving credit facility ("Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. Total debt outstanding under the Credit Facility was $99.0 million at September 30, 1998 and $95.0 million at December 31, 1997. The Company also utilized lines of credit ("Lines of Credit") with two banks in the first nine months of 1998. As of September 30, 1998, $10.6 million was outstanding on these Lines of Credit. In October 1998, the Company borrowed an additional $90.0 million under the Credit Facility, primarily to fund the acquisition of Customer Development Corporation, disclosed in Note 10 to the accompanying notes to the consolidated financial statements. In addition, the Company entered into two interest rate swap agreements in October 1998, as discussed in Note 8 to the accompanying notes to the consolidated financial statements. In the future, ChoicePoint may use additional borrowings under the Credit Facility and Lines of Credit to finance acquisitions and for general corporate cash requirements.

Interest expense was $1.8 million and $1.7 million for the three months ended September 30, 1998 and 1997, respectively, and $5.3 million and $4.9 million for the nine months ended September 30, 1998 and 1997, respectively. Prior to the Spinoff, ChoicePoint was charged corporate interest expense from Equifax based on the relationship of its net assets to total Equifax net assets, excluding corporate debt.

No cash dividends have been paid. The Company does not anticipate paying any cash dividends on its common stock in the near future.

YEAR 2000

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. The Year 2000 issue exists because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, these date code fields must be able to interpret four digit entries.

The Company's State of Readiness - ChoicePoint has established a central Year 2000 department to coordinate and report, on a continuing basis, with regard to the assessment, remediation planning, implementation, and contingency planning processes directed toward addressing the Company's Year 2000 issues.

ChoicePoint is engaged in a continuous process of assessing the impact of the Year 2000 issue on its reporting system and operations. As part of that process, certain computer systems and software programs used, and in some cases developed, by ChoicePoint have been or will need to be upgraded in order to address Year 2000 requirements. The Company is also assessing its non-information technology systems, which includes systems that contain embedded technology. However, the Company anticipates that these systems present less of a risk to the Company's operations.

ChoicePoint is also continuing to supply and receive data and inquiries from its vendors and customers. Current remediation efforts are in place to accept and transmit data in both 2-digit and 4-digit formats within applicable ChoicePoint applications.

ChoicePoint uses the Gartner Group's COMpliance Progress And REadiness (COMPARE) Scale to measure its progress in addressing the Year 2000 issue. The COMPARE scale has five levels:

         Level One - PRELIMINARY ACTIVITY (problem not determined and risk is high)
         Level Two - PROBLEM DETERMINATION (IT and non-IT inventories completed, risk levels understood)
         Level Three - PLAN COMPLETE/RESOURCES COMMITTED (estimated costs have been determined, required resources have been committed, initial project plans complete)

         Level Four - OPERATIONAL SUSTAINABILITY (systems and key partners are compliant and certified)
         Level Five - FULLY COMPLIANT (all systems are compliant and the Year 2000 threat has been completely neutralized throughout the business process chain)

At a minimum, all significant ChoicePoint applications have achieved level three and several areas have reached level four.

The Costs to Address the Company's Year 2000 Issues - During 1997 and the first nine months of 1998, the Company incurred approximately $1.3 million and $3.0 million, respectively, to modify existing computer systems and applications to address the Year 2000 issue and estimates that an additional $3.0 million will be incurred in 1998. The Company's previous estimate of Year 2000 costs for 1999 was $2.5 million; however, this amount is now being revised and could increase up to the 1998 levels. The Company has funded and expects to continue to fund, the costs of Year 2000 assessment and remediation from available cash flows.

The Risks of the Company's Year 2000 Issues - ChoicePoint is continuously identifying Year 2000 risks and developing contingency plans to address these risks as they are identified. If the Company's remediation plan is not successful, there would be a significant disruption of the Company's ability to transact business with its major customers and suppliers and it could have a material adverse effect on the Company's financial position and results of operations. The Company has not begun the systems integration testing phase of its Year 2000 initiative. Until system integration testing is substantially in process, the Company cannot completely determine the success of its remediation plan. However, ChoicePoint believes it is devoting the resources necessary to achieve a level of readiness that will meet its Year 2000 challenges in a timely manner. ChoicePoint believes its assessment, remediation planning, and plan implementation processes will be effective to achieve Year 2000 readiness.

The Company's Contingency Plans - The Company is developing contingency plans as business risks are identified to help mitigate the risk of a disruption in operations resulting from a Year 2000-related event. The Company will continuously reassess Year 2000 risks and develop contingency plans for reasonably likely worst case scenarios.

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



                                  CHOICEPOINT INC.
                                  ----------------------
                                  (Registrant)


November 12, 1998                 /s/ Derek V. Smith
--------------------              ----------------------------------
         Date                     Derek V. Smith, President and
                                     Chief Executive Officer



November 12, 1998                 /s/ Doug C. Curling
--------------------              ----------------------------------
         Date                     Doug C. Curling, Executive Vice President,
                                      Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit           Description of Exhibit
-------           ----------------------

27.01             Financial Data Schedule