Form 10-K405
period 1998-12-31
CHOICEPOINT INC
filed 1999-03-31
CIK 1040596

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on which
       Title of each class                      registered
       -------------------            -------------------------------
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

                        $759,243,305 as of March 11, 1999

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         14,636,147 shares of Common Stock, par value $.10 per share, outstanding as of March 11, 1999.

         Documents incorporated by reference in this Annual Report on Form 10-K:

         Portions of the definitive proxy statement relating to the 1999 Annual Meeting of Shareholders in Part III, Items 10 (as related to Directors), 11, 12 and 13. Portions of the Annual Report to Shareholders for the year ended December 31, 1998 in Parts II and IV.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


PART I............................................................................................................1
         ITEM 1.  BUSINESS........................................................................................1
         ITEM 2.  PROPERTIES......................................................................................6
         ITEM 3.  LEGAL PROCEEDINGS...............................................................................6
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................6

PART II...........................................................................................................8
         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................8
         ITEM 6.  SELECTED FINANCIAL DATA.........................................................................8
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........8
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................8
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................8
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............8

PART III..........................................................................................................9
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................9
         ITEM 11. EXECUTIVE COMPENSATION..........................................................................9
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..................................................................................9
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................9

PART IV. .........................................................................................................9
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................9

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of intelligent information to help businesses, governments and individuals make better, more timely and more informed business decisions. ChoicePoint became an independent public company in August 1997 through the combination of the businesses that had comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

         Based on market share, ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. Since its formation, the Company has been organized into three service groups: Property & Casualty Insurance Services; Life & Health Insurance Services; and Business & Government Services. Following a series of divestitures since the Spinoff, primarily in the life and health insurance areas, the Company has combined all of its insurance related operations into one service group, and since January 1, 1999, operates its business through two primary service groups: Insurance Services and Business & Government Services.

         ChoicePoint provides most major domestic insurance companies with underwriting and claims information services to assist those companies in assessing the insurability and associated policy pricing of individuals and property. The Company furnishes access to motor vehicle reports, maintains a database of claims histories, provides automated claims verification information services to both the property and casualty and the life and health insurance markets, and provides database marketing services, including pre-screened and direct marketing lists. ChoicePoint also offers pre-employment background investigations, pre-employment and regulatory compliance drug testing services, asset recovery services, and due diligence and public record information searches to other corporate and government organizations, as well as to the aforementioned insurance markets.

         ChoicePoint's strategic goal is to be the leading provider of enhanced information services to a broad range of industries. The Company is continuing to expand its database distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in business and government markets, pursuing acquisitions and strategic alliances, developing and enhancing key technological capabilities and maintaining solid financial performance.

STRATEGIC ACQUISITIONS AND ALLIANCES

         Commencing in 1993, the Company initiated a strategy of acquiring organizations that add new data, markets and technology to ChoicePoint's operations. In April 1994, ChoicePoint acquired the assets of Programming Resources Company ("PRC"), headquartered in Hartford, Connecticut, which develops custom policy rating and issuance software for commercial property and casualty insurance companies. The PRC acquisition enhanced ChoicePoint's technological capability by adding a systems development competency and expanded the Company's presence in the commercial insurance market. In November 1994, ChoicePoint acquired Osborn Group Inc., formerly known as Osborn Laboratories, Inc. ("Osborn Group"), a blood, urine and saliva testing business that provides insurance companies with applicant-specific information. Osborn Group, which is the second largest laboratory of its kind in the United States, uses state-of-the-art technologies that incorporate voice, image and other data into its production and communication processes. Osborn Group also has a highly skilled research and development team, which researches alternative sampling and testing techniques for delivery of more effective and lower cost testing solutions to customers.

         In 1996, ChoicePoint acquired Professional Test Administrators, Inc. ("PTA"), headquartered in Chicago, Illinois, to accelerate the Company's entry into the occupational health market. The PTA acquisition gave ChoicePoint the ability to administer all components of substance abuse programs, including results analysis. By serving the occupational health market, ChoicePoint is able to enhance the value of its employment services by creating a total hiring solution for customers. In furtherance of that objective, in 1997 ChoicePoint acquired the assets of Advanced HR Solutions, Inc., an automated payroll and employment verification service, and the assets of Drug Free, Inc., a drug testing information services company.

         In August 1996, ChoicePoint acquired 70% of the outstanding capital stock of CDB Infotek, an automated public records company with more than 1,600 online public record databases, including criminal, bankruptcy, judgment and lien databases. Thereafter, through the exercise of an option, the Company acquired the remaining outstanding shares of CDB Infotek, which is now a wholly owned subsidiary of ChoicePoint. Headquartered in Santa Ana, California, CDB Infotek serves corporations and the legal, insurance and investigative markets. The Company believes that significant potential exists to blend CDB Infotek's data with ChoicePoint's manual and database information gathering services to offer more comprehensive and effective information solutions to these markets.

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

         In December 1997, the Company sold its paramedical examination business, Physical Measurements Information ("PMI"), to Pediatric Services of America, Inc. ("PSA"). In connection with that transaction, ChoicePoint entered into a strategic business alliance with PSA and its subsidiary, Insurance Medical Reporter, Inc. ("IMR"), pursuant to which ChoicePoint provides automated order and delivery system, status tracking and customer information system and laboratory testing services for IMR, and IMR provides paramedical collection and examination services for ChoicePoint. The Company believes that this strategic business alliance enables ChoicePoint to focus on providing technology and information management solutions for customers in the Company's Insurance Services group, while allowing it to offer those customers paramedical examination services through the alliance with IMR.

         To add to its hiring compliance offerings, during the second quarter of 1998, ChoicePoint acquired the assets of Attest National Drug Testing, Inc., a drug testing information services company, and Application Profiles, Inc., a full service pre-employment screening company. In September 1998, ChoicePoint entered into a strategic alliance with Intertech Information Management, Inc. ("Intertech"), a leading provider of document management and imaging services. The minority equity investment in Intertech allows the Company to license document management software that enables ChoicePoint to transform data from paper to electronic format, thereby enhancing efficiencies.

         In October 1998, the Company acquired Informus Corporation ("Informus") in order to expand its pre-employment screening services offerings. The Informus acquisition allows the Company to provide complete pre-employment background services to corporate customers, and the acquisition provides further growth opportunities for the Company in the small to mid-sized company market. Also in October 1998, the Company acquired Customer Development Corporation ("CDC"). CDC is a full-service, fully integrated database marketing company providing customized marketing programs primarily for clients in the insurance, consumer finance, publishing and banking industries.

         In November 1998, the Company acquired EquiSearch Services, Inc. ("EquiSearch"). The EquiSearch acquisition allows the Company to expand its value-added applications of Company data, while at the same time takes ChoicePoint in a new direction of offering consumer-benefit services. EquiSearch's primary function is to contract with companies or stock transfer agents to locate lost stockholders of Fortune 1000 and other public corporations. Also in November 1998, the Company acquired Tyler-McLennon, Inc., a provider of employment background screening services and record searches.

         In December 1998, in order to increase the Company's presence in the personal automobile insurance market, ChoicePoint acquired DATEQ Information Network, Inc. ("DATEQ"), a provider of underwriting services to that market. The DATEQ acquisition allowed the Company to bring enhanced risk assessment products and services to its core insurance customer base.

         Also in December 1998, the Company sold its life and health insurance field underwriting services and insurance claim investigation services to PMSI Services, Inc. This transaction, when combined with the December 1997 sale of the paramedical examination business to PSA, completes ChoicePoint's strategy of exiting the labor-intensive life and health and investigative field businesses.


PRODUCTS AND CUSTOMERS

         As indicated above, following a series of divestitures since the Spinoff, primarily in the life and health insurance areas, the Company has combined all of its insurance related operations into one service group, and, since January 1, 1999, operates through two primary service groups: Insurance Services and Business & Government Services. ChoicePoint's offices are currently located throughout the United States and in the United Kingdom. The Company's business is not seasonal. The following table reflects the revenue generated by each of ChoicePoint's three original service groups from 1996 through 1998 and the percentage contribution by each group to ChoicePoint's revenue for each such year.

                       HISTORICAL REVENUE BY SERVICE GROUP



                                             1998                    1997                    1996

(Dollars in thousands)               Amount         %        Amount         %        Amount         %

Property & Casualty
Insurance Services ...........      $218,413       53%      $186,759       45%      $167,073       46%

Life & Health
Insurance Services ...........        79,730       20        143,979       34        146,696       40

Business & Government
Services .....................       108,332       27         86,583       21         52,712       14
                                    --------      ---       --------      ---       --------      ---

         Total ...............      $406,475      100%      $417,321      100%      $366,481      100%
                                    ========      ===       ========      ===       ========      ===


         Property & Casualty Insurance Services. ChoicePoint provides underwriting information to property and casualty insurance companies in the United States and the United Kingdom. Personal lines property and casualty insurance services include automated direct marketing, underwriting and claims information, such as motor vehicle reports, the Company's Comprehensive Loss Underwriting Exchange ("C.L.U.E.(R)") database services, vehicle registration services, credit reports, modeling services, and driver's license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters), which enables them to assess underwriting risks and pending claims in the auto and home insurance markets. ChoicePoint's proprietary Auto 2000(R) and Homeowners 2000(R) systems use customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using mainframe, personal computer and Internet web-based communications.

         The Company's CUE UK database, a proprietary database containing home and motor insurance claims information, was developed by the Company in response to growing insurance fraud in the United Kingdom. The success of C.L.U.E. database services in the United States served as a catalyst for the development of the CUE UK database, which was specifically designed to serve the United Kingdom market. The CUE UK database compiles claim information contributed by the United Kingdom's larger insurers for use by the same insurers to detect fraudulent claims. The CUE UK database is comprised of the CUE Home and CUE Motor proprietary databases. In 1998, the Company announced a partnership with Experian Limited for the joint operation and eventual sale, estimated for the end of 1999, of the insurance services division in the United Kingdom.

         In addition to personal lines underwriting information, ChoicePoint provides services to the commercial property and casualty insurance market. Those services include commercial inspections for underwriting purposes, workers compensation audits of commercial properties, and development of high-end customized application rating and issuance software for commercial customers.

         Life & Health Insurance Services. ChoicePoint also provides laboratory information services and related technology offerings to major life and health insurance companies in the United States. The Company also provided medical records and application collection, health history interview services, verification of continued disability, investigations of contestable and accidental death claims and surveillance of claimants' activities in connection with potentially fraudulent claims until these services were sold in 1998.

         Business & Government Services. In addition to serving the property and casualty and life and health insurance markets, ChoicePoint provides risk management and fraud prevention services and related technology solutions, asset recovery services and database marketing services to Fortune 1000 corporations, asset-based lenders, legal and professional service providers, health care service providers and local, state and federal government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (i) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; and (ii) comprehensive drug screening program management and administration. ChoicePoint believes that it is the only company in the United States that offers customers a full range of proprietary integrated services and products to manage and mitigate risk in the hiring process.

         The Company also provides enhanced information services to government agencies, such as (i) uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, (ii) providing parent locator services, which locate for the public sector individuals who are in violation of court mandates and (iii) screening of certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud. In connection with its business and government services, the Company provides automated and in-demand searches and filings of public business records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure.

         Customers. ChoicePoint's customer base includes substantially all domestic insurance companies, many Fortune 1000 companies and certain local, state and federal government agencies. The Company has more than 5,000 customers, most of which are insurance companies. No customer account represented more than 10% of the Company's total revenue in 1998.

         Both of ChoicePoint's current service groups have the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access ChoicePoint using private networks.

COMPETITION

         The Company operates in a number of geographic and product and service markets, which are highly competitive. In the insurance services market, ChoicePoint's competitors include Trans Union Corporation, American Insurance Services Group, a unit of Insurance Services Office, Inc., Insurance Information Exchange, L.L.C., a subsidiary of AMS Services, Inc. and LabOne, Inc. with respect to insurance laboratory services. In the business and government services market, ChoicePoint's competitors in the automated public records market include DBT Online, Inc., Information America, Inc. and the Lexis-Nexis service of Reed Elsevier PLC, while its competitors in the pre-employment screening and drug testing services market include various security companies and clinical laboratories, including Pinkertons Inc., Avert, Inc. and Laboratory Corporation of America Holdings. Its competitors in other information services offerings include Acxiom Corporation and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by EquiSearch, the Company competes with Keane Tracers, Inc. and Shareholder Communications Corporation. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.


SOURCES OF SUPPLY

         ChoicePoint's operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities, and on-line search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. In the event that such a termination occurred, the Company believes that it could acquire the data from other sources, and such termination would not have a material adverse effect on the Company's financial condition or results of operations.

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


EMPLOYEES

         As of December 31, 1998, ChoicePoint employed approximately 3,500 persons, none of whom were unionized. Substantially all of the Company's workforce is employed in the United States. As of December 31, 1998, ChoicePoint employed approximately 330 individuals in Olathe, Kansas in its Osborn Group facilities, approximately 210 individuals in Hartford, Connecticut in its PRC facilities, approximately 165 individuals in Santa Ana, California at its CDB Infotek location, approximately 340 individuals in Peoria, Illinois in its CDC location, approximately 175 individuals in St. Petersburg, Florida at its Application Profiles office, approximately 25 employees in White Plains, New York at its EquiSearch offices and approximately 25 individuals in the United Kingdom in connection with CUE UK. Approximately 600 individuals are employed in the Atlanta area in the Company's headquarters and two branch office locations. The balance of ChoicePoint's employees are located in the Company's remaining offices. ChoicePoint believes that its relations with its employees are good.

PROPRIETARY MATTERS

         ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current duration for federal registrations range from seven to fifteen years, but each registration may be renewed an unlimited number of times. Other trademarks and trade names used in the Company's business are registered and maintained in the U.S. and the United Kingdom. C.L.U.E., Auto 2000 and Homeowners 2000 are registered trademarks of ChoicePoint.

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

         The forward-looking statements in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following: (i) the levels of demand for ChoicePoint's existing services; (ii) the Company's ability to develop new services and to adapt existing services to new uses; (iii) the Company's ability to maintain acceptable margins and its ability to control its costs; (iv) the impact of federal, state and local regulatory requirements on the Company's business; (v) the impact of consolidation or other business developments in the insurance industry, which accounts for approximately 70% of the Company's revenue; (vi) unanticipated developments in the process of assessing and addressing issues related to the Year 2000 issue; and (vii) the uncertainty of economic conditions in general. Many of such factors are beyond the Company's ability to control or predict. As a result, ChoicePoint's future actions, financial condition, results of operations and the market price of the Company's common stock could differ materially from those expressed in any forward-looking statements made by the Company. Do not put undue reliance on forward-looking statements. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

         ChoicePoint's principal executive offices are located in 206,000 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. ChoicePoint maintains 76 other offices in the United States and one office in the United Kingdom. These offices, all of which are leased, contain a total of approximately 534,000 square feet of space. Through Osborn Group, ChoicePoint owns two laboratory facilities in Olathe, Kansas with approximately 76,000 square feet of space. Through CDC, ChoicePoint owns four buildings in Peoria, Illinois representing approximately 182,000 square feet of space. The Company ordinarily leases office space of the general commercial type for conducting its business.

ITEM 3.  LEGAL PROCEEDINGS

         ChoicePoint is involved in litigation from time to time in the ordinary course of its business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of ChoicePoint. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions materially adverse to the Company could be reached.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF REGISTRANT

         Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 11, 1999:


-----------------------------------------------------------------------------------------
                        Name and Position                 Age   Executive Officer Since
                        -----------------                 ---   -----------------------
-----------------------------------------------------------------------------------------

Derek V. Smith, President, Chief Executive Officer        44             1997
     and a Director
-----------------------------------------------------------------------------------------

Douglas C. Curling, Executive Vice President,             44             1997
     Chief Financial Officer and Treasurer
-----------------------------------------------------------------------------------------

Dan H. Rocco, Executive Vice President                    59             1997
-----------------------------------------------------------------------------------------

David T. Lee, Senior Vice President                       39             1997
-----------------------------------------------------------------------------------------

J. Michael de Janes, General Counsel and Secretary        41             1997
-----------------------------------------------------------------------------------------



         Derek V. Smith, 44, has served as President, Chief Executive Officer and a Director of the Company since May 1997. Mr. Smith served as Executive Vice President of Equifax and Group Executive of the Insurance Services Group of Equifax from 1993 until the Spinoff. From 1991 to 1993, he served as Senior Vice President and Chief Financial Officer of Equifax. He also serves as a director of Metris Companies Inc.

         Douglas C. Curling, 44, has served as Executive Vice President, Chief Financial Officer and Treasurer of ChoicePoint since the Spinoff. He served as Senior Vice President - Finance and Administration of the Insurance Services Group of Equifax from 1993 until the Spinoff.

         Dan H. Rocco, 59, has served as Executive Vice President of ChoicePoint since the Spinoff. He served as Senior Vice President - Operations of the Insurance Services Group of Equifax from 1993 until the Spinoff. Mr. Rocco served as President and General Manager of the Automated Services Division of the Insurance Services Group of Equifax from 1991 to 1993.

         David T. Lee, 39, has served as Senior Vice President of ChoicePoint since the Spinoff. He served as Vice President - Property and Casualty Marketing and Sales of the Insurance Services Group of Equifax from 1991 until the Spinoff.

         J. Michael de Janes, 41, has served as General Counsel of ChoicePoint since the Spinoff, and has been Secretary of the Company since April 1998. He served as Vice President and Counsel of the Insurance Services Group of Equifax from 1993 until the Spinoff.

         There are no family relationships among the officers of the Company, nor are there any arrangements or understandings between any of the officers and any other persons pursuant to which they were selected as officers. The Board of Directors may elect an officer or officers at any meeting of the Board of Directors. Each officer is elected to serve until his successor has been elected and has duly qualified. Elections of officers generally occur each year at the Board of Directors meeting held in conjunction with the Company's Annual Meeting of Shareholders.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CPS." Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions "Market Information" and "Quarterly Activity" on the page 43 of the 1998 Annual Report to Shareholders (the "Annual Report"), a copy of which page is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

         The Company does not pay cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.           SELECTED FINANCIAL DATA

         The information included under the caption "Financial Highlights" on the inside front cover page of the Annual Report, a copy of which page is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 23 of the Annual Report, a copy of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 1998. The information below should be read in conjunction with Note 6 of the "Notes to Consolidated Financial Statements."

         The Company has entered into a $250 million unsecured floating rate revolving credit facility (the "Credit Facility") with a group of banks. As of December 31, 1998, $189 million was outstanding under the Credit Facility. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175 million at December 31, 1998 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 5.43% plus a credit spread.

         Based on the Company's overall interest rate exposure at December 31, 1998, a near-term change in interest rates would not materially affect the consolidated financial position, results or operations or cash flows of the Company.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 24 through 41 of the Annual Report, copies of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has neither changed its independent accountants nor had any disagreements on accounting and financial disclosures with such accountants.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1999, contains, on pages 2 and 3 thereof, information relating to the Company's Directors and persons nominated to be elected Directors. Such information is incorporated herein by reference and made a part hereof. Information regarding the Company's executive officers is set forth in Part I of this report.


ITEM 11.          EXECUTIVE COMPENSATION

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1999, contains, on pages 7 through 10 thereof, information relating to executive compensation. Such information is incorporated herein by reference and made a part hereof.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1999, contains, on pages 5 and 6 thereof, information relating to security ownership of certain beneficial owners and management. Such information is incorporated herein by reference and made a part hereof.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1999, contains, on page 9 thereof, information relating to certain relationships and related transactions. Such information is incorporated herein by reference and made a part hereof.


                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K


(a)      Index to exhibits, financial statements and schedules.

         (1)      Financial Statements

                  Consolidated Balance Sheets for the Years Ended December 31, 1998 and 1997 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                  Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

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

         (3)      Exhibits required by Item 601 of Regulation S-K:

                  The following exhibits are included in this Form 10-K:

--------------------------------------------------------------------------------

                     EXHIBIT NO.                   DESCRIPTION
--------------------------------------------------------------------------------
                        3.02            Bylaws of the Company, as amended
--------------------------------------------------------------------------------

                         13             The inside front cover
                                        page and pages 19-41
                                        and 43 of the Company's
                                        1998 Annual Report to
                                        Shareholders
--------------------------------------------------------------------------------

                         21             Subsidiaries of the Company
--------------------------------------------------------------------------------

                         23             Consent of Arthur Andersen LLP,
                                        Independent Public Accountants
--------------------------------------------------------------------------------

                         27             Financial Data Schedule (for SEC use
                                        only)
--------------------------------------------------------------------------------

                  The following exhibit is incorporated by reference to the Company's Current Report on Form 8-K/A, filed on January 12, 1999:

--------------------------------------------------------------------------------

                     EXHIBIT NO.                    DESCRIPTION
--------------------------------------------------------------------------------
                         2.1            Purchase Agreement, by and among
                                        ChoicePoint Services Inc., Thomas C.
                                        Lund, The Lund 1997 GRAT A
                                        Irrevocable Trust, The Lund 1997
                                        GRAT B Irrevocable Trust and Allen
                                        Road Investments, L.P.

--------------------------------------------------------------------------------

                  The following exhibit is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997:

--------------------------------------------------------------------------------

                     EXHIBIT NO.                       DESCRIPTION
--------------------------------------------------------------------------------
                         10*            Form of Employment Agreement between the
                                        Company and each of Derek V. Smith,
                                        Douglas C. Curling, David T. Lee and J.
                                        Michael de Janes

--------------------------------------------------------------------------------

                  The following exhibit is incorporated by reference to the Company's Form 8-A, filed on November 5, 1997:

--------------------------------------------------------------------------------

                  EXHIBIT NO.                      DESCRIPTION
--------------------------------------------------------------------------------
                   4.02               Rights Agreement, dated as of October 29,
                                      1997, by and between ChoicePoint Inc. and
                                      SunTrust Bank, Atlanta
--------------------------------------------------------------------------------

                  The following exhibits are incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997:

--------------------------------------------------------------------------------

                  EXHIBIT NO.                      DESCRIPTION
--------------------------------------------------------------------------------
                   10.01*             ChoicePoint Inc. 1997 Omnibus Stock
                                      Incentive Plan
                   10.03              Distribution Agreement, dated as of July
                                      31, 1997, by and between Equifax Inc. and
                                      ChoicePoint Inc. 10.04 Employee Benefits
                                      Agreement, dated as of July 31, 1997,
                                      between Equifax Inc. and ChoicePoint Inc.
                   10.05              Transition Support Agreement, dated as of
                                      July 31, 1997, between Equifax Inc. and
                                      ChoicePoint Inc.
                   10.06              Intercompany Information Services
                                      Agreement, dated as of July 31, 1997, by
                                      Equifax Inc. and ChoicePoint Inc.
                   10.07              Tax Sharing and Indemnification Agreement,
                                      dated as of July 31, 1997, by and between
                                      Equifax Inc. and ChoicePoint Inc.
                   10.08              Intellectual Property Agreement dated as
                                      of July 31, 1997, by and between Equifax
                                      Inc. and ChoicePoint Inc.
                   10.10              Revolving Credit Agreement, dated as of
                                      August 5, 1997, among ChoicePoint Inc.,
                                      the Lenders Listed Therein and Wachovia
                                      Bank, N.A. as Administrative Agent, and
                                      SunTrust Bank, Atlanta, as Documentation
                                      Agent
                   10.11(a)           Master Agreement, dated as of July 31,
                                      1997, among ChoicePoint Inc., SunTrust
                                      Banks, Inc. and SunTrust Bank, Atlanta, as
                                      Agent
                   10.11(b)           Lease agreement, dated as of July 31,
                                      1997, between ChoicePoint Inc. and
                                      SunTrust Banks, Inc.
--------------------------------------------------------------------------------

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

                   The following exhibits are incorporated by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-30297):


                  Exhibit No.             Description
--------------------------------------------------------------------------------
                   3.01               Articles of Incorporation of the Company,
                                      as amended
                   4.01               Form of Common Stock certificate
                   10.02              ChoicePoint Inc. 401(k) Profit Sharing
                                      Plan
                   10.09*             Agreement, dated July 24, 1996, by and
                                      between Equifax Inc. and Dan Rocco, to be
                                      effective January 1, 1996 (relating to the
                                      compensation of Mr. Rocco)

-----------------------

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

(b) Reports on Form 8-K

         On November 13, 1998, the Company filed a Current Report on Form 8-K, which was subsequently amended by a Current Report on Form 8-K/A, filed on January 12, 1999, reporting the acquisition of Customer Development Corporation and its affiliated companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 26, 1999.



                                    CHOICEPOINT INC.


                                    By:   /s/ Derek V. Smith
                                          -------------------------------------
                                          Derek V. Smith
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                           DATE

/s/ Derek V. Smith              President, Chief Executive      March 26, 1999
----------------------          Officer and Director
Derek V. Smith


/s/ Douglas C. Curling          Executive Vice President,       March 26, 1999
----------------------          Chief Financial Officer
Douglas C. Curling              and Treasurer (Principal
                                Financial and Accounting
                                Officer)

/s/ C. B. Rogers, Jr.
----------------------          Chairman and Director           March 29, 1999
C. B. Rogers, Jr.


/s/ Ron D. Barbaro
----------------------          Director                        March 26, 1999
Ron D. Barbaro


/s/ James M. Denny
----------------------          Director                        March 29, 1999
James M. Denny


/s/ Tinsley H. Irvin
----------------------          Director                        March 26, 1999
Tinsley H. Irvin


/s/ Ned C. Lautenbach
----------------------          Director                        March 29, 1999
Ned C. Lautenbach


/s/ Julia B. North
----------------------          Director                        March 29, 1999
Julia B. North


/s/ Charles I. Story
----------------------          Director                        March 26, 1999
Charles I. Story