Form 10-Q
period 1999-03-31
CHOICEPOINT INC
filed 1999-05-17
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       MARCH 31, 1999
                                       ----------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from________________ to ______________________


                        Commission File Number: 1-13069


                                CHOICEPOINT INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Georgia                                      58-2309650
------------------------------------------------        -----------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
    or organization)                                       Identification No.)


1000 Alderman Drive  Alpharetta, Georgia                            30005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X    No
                                                   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                    Outstanding at April 30, 1999
         -----                                    -----------------------------

Common Stock, $.10 Par Value                             14,710,440

                                CHOICEPOINT INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                                     INDEX


Part I.  FINANCIAL INFORMATION                                                       Page No.
------------------------------                                                       --------

  Item 1. Financial Statements

   Consolidated Statements of Income --
     Three Months Ended March 31, 1999 and 1998................................          3

   Consolidated Balance Sheets --
     March 31, 1999 and December 31, 1998......................................          4

   Consolidated Statement of Shareholders' Equity -
     Three months Ended March 31, 1999.........................................          5

   Consolidated Statements of Cash Flows --
      Three months Ended March 31, 1999 and 1998...............................          6

   Notes to Consolidated Financial Statements..................................          7

 Item 2. Management's Discussion and Analysis
         of Results of Operations and Financial Condition......................          10

 Item 3. Quantitative and Qualitative Disclosures about Market Risk............          14

Part II. OTHER INFORMATION
--------------------------

 Item 1. Legal Proceedings.....................................................          15

 Item 2. Changes in Securities and Use of Proceeds.............................          15

 Item 3. Defaults Upon Senior Securities.......................................          15

 Item 4. Submission of Matters to a Vote of Security Holders...................          15

 Item 5. Other Information.....................................................          15

 Item 6. Exhibits and Reports on Form 8-K......................................          15

 Signatures....................................................................          16

 Exhibit Index.................................................................          17

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


----------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
    (IN THOUSANDS, EXCEPT PER SHARE DATA)                         1999            1998
----------------------------------------------------------------------------------------

Operating revenue..................................            $ 99,684         $ 94,550
Costs and expenses:
  Cost of services.................................              64,570           59,624
  Selling, general, and administrative.............              17,694           19,916
  Unusual items....................................               1,583               --
                                                               --------         --------
      Total costs and expenses.....................              83,847           79,540

Operating income...................................              15,837           15,010
Gain on sale of businesses, net....................               2,513               --
Interest expense...................................               2,556            1,645
                                                               --------         --------

Income before income taxes.........................              15,794           13,365
Provision for income taxes.........................               6,839            5,787
                                                               --------         --------

Net income.........................................            $  8,955         $  7,578
                                                               ========         ========

Earnings per share - basic.........................            $    .62         $    .52
                                                               ========         ========
  Weighted average shares - basic..................              14,437           14,641
                                                               ========         ========

Earnings per share - diluted.......................            $    .60         $    .50
                                                               ========         ========
   Weighted average shares - diluted...............              14,805           15,129
                                                               ========         ========


The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------
                                                                           MARCH 31,     DECEMBER 31,
(IN THOUSANDS, EXCEPT PAR VALUES)                                           1999           1998
-----------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)

                             ASSETS
Current assets:
  Cash and cash equivalents.........................................       $ 13,121         $ 18,883
  Accounts receivable, net of allowance for doubtful accounts of $3,498 at March 31, 1999 and $3,286 at
    December 31,1998................................................        110,899          103,191
  Deferred income tax assets........................................          8,810            8,372
  Other current assets..............................................         12,850           13,160
                                                                           --------         --------
      Total current assets..........................................        145,680          143,606

Property and equipment, net.........................................         52,740           55,279
Goodwill, net.......................................................        251,509          253,140
Deferred income tax assets..........................................         18,343           19,010
Other...............................................................         45,125           63,164
                                                                           --------         --------

Total Assets........................................................       $513,397         $534,199
                                                                           ========         ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt..........       $    492         $  5,623
  Notes payable for acquisitions....................................             --           22,701
  Accounts payable..................................................         23,784           24,645
  Accrued salaries and bonuses......................................         10,580           17,537
  Other current liabilities.........................................         52,594           54,454
                                                                           --------         --------
    Total current liabilities.......................................         87,450          124,960

Long-term debt, less current maturities.............................        201,592          191,697
Postretirement benefit obligations..................................         52,469           53,251
Other long-term liabilities.........................................          5,169            4,719
                                                                           --------         --------
    Total liabilities...............................................        346,680          374,627

Shareholders' equity:
  Preferred stock, $.01 par value; shares
    authorized - 10,000;  no shares issued or outstanding...........             --               --
  Common stock, $.10 par value; shares authorized -
    100,000; shares issued and outstanding -
    14,637 in 1999 and 14,660 in 1998                                         1,464            1,466
  Paid-in capital...................................................        117,340          119,037
  Retained earnings.................................................         58,118           49,163
  Cumulative translation adjustments................................           (287)            (176)
  Stock held by employee benefit trusts, at cost, 203 shares                 (9,918)          (9,918)
                                                                           --------         --------
    Total shareholders' equity......................................        166,717          159,572
                                                                           --------         --------
Total Liabilities and Shareholders' Equity..........................       $513,397         $534,199
                                                                           ========         ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                          CUMULATIVE     STOCK HELD
(IN THOUSANDS)                           COMPREHENSIVE   COMMON    PAID-IN    RETAINED    TRANSLATION    BY BENEFIT
                                            INCOME        STOCK    CAPITAL    EARNINGS    ADJUSTMENTS      TRUSTS       TOTAL
---------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1998............                    $1,466    $119,037   $49,163       $ (176)       $(9,918)     $159,572
  Net income.........................       $8,955           --          --     8,955           --             --         8,955
  Restricted stock plans, net........           --           (4)     (2,358)       --           --             --        (2,362)
  Stock options exercised............           --            2         661        --           --             --           663
  Translation adjustments............         (111)          --          --        --         (111)            --          (111)
                                            ------       ------    --------   -------       ------        -------      --------
Comprehensive income.................       $8,844
                                            ======

Balance March 31, 1999...............                    $1,464    $117,340   $58,118       $ (287)       $(9,918)     $166,717
                                                         ======    ========   =======       ======        =======      ========


  The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


----------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
(IN THOUSANDS)                                                    1999           1998
----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income..............................................      $  8,955        $  7,578
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.........................         9,784           6,994
    Provision for unusual items...........................         1,583              --
    Gain on sale of businesses............................        (2,513)             --
    Compensation recognized under employee stock plans....          (133)            872
    Payment on employee stock plans.......................        (3,378)             --
    Changes in assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable, net............................        (7,748)         (3,858)
      Other current assets................................          (102)         (1,798)
      Current liabilities, excluding debt.................        (9,715)         (5,017)
      Deferred income taxes...............................           229           2,362
      Other long-term liabilities, excluding debt.........          (332)           (362)
                                                                --------        --------

  Net cash (used) provided by operating activities......          (3,370)          6,771
                                                                --------        --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired......................          (769)        (24,135)
  Payment of notes payable for acquisitions...............       (22,701)             --
  Cash proceeds from sale of business unit................        22,000              --
  Additions to property and equipment.....................        (3,267)         (4,050)
  Additions to other assets, net..........................        (2,968)         (1,319)
                                                                --------        --------

  Net cash flows used in investing activities.............        (7,705)        (29,504)
                                                                --------        --------

Cash flows from financing activities:
  Proceeds from long-term debt............................        30,000          25,043
  Payments on long-term debt..............................       (20,105)        (21,049)
  Net short-term borrowings...............................        (5,131)          6,660
  Proceeds from exercise of stock options.................           663             252
                                                                --------        --------

  Net cash flows provided by financing activities.........         5,427          10,906
                                                                --------        --------

Effect of foreign currency exchange rates on cash.........          (114)             40
                                                                --------        --------

Net decrease in cash......................................        (5,762)        (11,787)
Cash and cash equivalents, beginning of period............        18,883          26,858
                                                                --------        --------
Cash and cash equivalents, end of period..................      $ 13,121        $ 15,071
                                                                ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)



1.   ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company") is a provider of actionable intelligence that helps businesses, governments and individuals make better, more timely and more informed business decisions. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business and Government Services.

     The Insurance Services group provides information products and services used in the underwriting, claims, and marketing processes by property and casualty and life insurers. Major offerings to the personal lines property and casualty market include claims history databases, motor vehicle records, credit information, and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market, and laboratory testing services and related technology solutions to the life and health insurance market.

     The Business and Government Services group provides direct marketing and information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include pre-employment background and drug screenings, public record searches, credential verification, due diligence information, uniform commercial code searches and filings, and people and shareholder locator searches.

2.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoicePoint Inc. and its wholly-owned subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

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

4.   REVENUE AND COSTS OF SERVICES PRESENTATION

Motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, is excluded from revenue and is recorded as a reduction to cost of services in the consolidated financial statements. Registry revenue was $87,460,000 and $68,572,000 for the three months ended March 31, 1999 and 1998, respectively.

Customer Development Corporation, a business acquired in the fourth quarter of 1998, passes on material, shipping and postage charges to their customers. These charges are excluded from revenue and are recorded as a reduction to cost of services in the consolidated financial statements. Charges passed through to customers for the three months ended March 31, 1999 were $9,873,000.

5.   EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for earnings per share - diluted includes the dilutive effect of stock options.

6.   DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $199.0 million at March 31, 1999. In addition, there was $3.1 million of other long-term debt outstanding at March 31, 1999.

There were no short-term borrowings outstanding at March 31, 1999.

7.   STOCK OPTIONS

During the first quarter of 1999, stock options to purchase approximately 644,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

8.   GAIN ON SALE OF BUSINESSES

In December 1998, the Company sold its life and health insurance field underwriting services and insurance claims investigation services to PMSI Services, Inc. and recorded a gain on the sale. The proceeds from the sale included $12.0 million in warrants and $10.0 million in a note receivable. The warrants were discounted by $4.6 million at December 31, 1998. In March 1999, ChoicePoint received $22.0 million plus interest from PMSI Services, Inc. for the prepayment of the note receivable and the repurchase of the warrants. As a result, ChoicePoint recognized an additional net pretax gain on the sale of $2.5 million. The net pretax gain includes the unamortized discount of $4.3 million less transaction-related costs including lease termination, additional asset write-offs and personnel-related costs of $1.8 million.

In December 1998, the net pretax gain was also net of transaction-related costs, including lease termination and personnel-related costs of $5.9 million that were accrued at the time of the divestiture.

As of March 31, 1999, approximately $1.1 million has been charged against the total $7.7 million accrued transaction-related costs.

9.   UNUSUAL ITEMS

Operating income for the first quarter of 1999 includes $1.6 million of unusual expense items. The unusual expense items relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

10.  SEGMENT DISCLOSURES

As a result of the recent divestitures of certain field businesses in December 1998 (Note 8) and changes in the Company's internal organization structure, ChoicePoint now operates in two reportable segments: Insurance Services ("Insurance") and Business and Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months ended March 31, 1999 and 1998 for the two segments and the divested and discontinued lines were as follows:

                                      March 31, 1999                           March 31, 1998
                              -----------------------------------      ------------------------------------
                                                      Operating                                 Operating
                                                        Income                                   Income
                                                        before                                   before
                                        Operating     Acquisition                Operating      Acquisition
(In Thousands)                Revenue    Income      Amortization      Revenue    Income       Amortization
-----------------------------------------------------------------------------------------------------------
Insurance                     $63,318     $21,552         $22,317      $58,274     $20,370          $21,051
B&G                            36,213       1,484           4,481       21,678         (10)           1,820
Divested & Discontinued           153          34              34       14,598        (382)            (382)
Corporate                          --      (5,650)         (5,650)          --      (4,968)          (4,968)
Unusual items (Note 9)             --      (1,583)         (1,583)          --          --               --
                              -------     -------         -------      -------     -------          -------
Total                         $99,684     $15,837         $19,599      $94,550     $15,010          $17,521
                              =======     =======         =======      ======      =======          =======

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. Acquisition amortization includes goodwill and other intangible amortization related to acquisitions.

Depreciation and amortization for the three months ended March 31, 1999 and 1998 were as follows:

                     ------------------------------------------------
                                                   Three Months Ended
                                                       March 31,
                     (In Thousands)                1999         1998
                     ------------------------------------------------

                     Insurance                    $3,973       $3,276
                     B&G                           5,243        3,081
                     Divested & Discontinued          31          213
                     Corporate                       537          424
                                                  ------       ------
                     Total                        $9,784       $6,994
                                                  ======       ======

ChoicePoint's balance sheets are generally managed on a consolidated basis and therefore it is impracticable to report assets by segment. Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company") is a provider of actionable intelligence that helps businesses, governments and individuals make better, more timely and more informed business decisions. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business and Government Services. See Note 1 to the consolidated financial statements for a description of each market.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Consolidated revenue increased $5.1 million, or 5.4%, from $94.6 million for the three months ended March 31, 1998 to $99.7 million for the three months ended March 31, 1999. Comparable revenues, excluding the effect of the sale of certain field businesses in December 1998, increased $19.6 million, or 24.5%, from $79.9 million for the three months ended March 31, 1998 to $99.5 million for the three months ended March 31, 1999. Consolidated operating income before unusual items increased $2.4 million, or 16.1%, from $15.0 million for the three months ended March 31, 1998 to $17.4 million for the three months ended March 31, 1999, primarily as a result of strong revenue performance in automated products and in new acquisitions. Operating margins (excluding the effects of unusual items) increased from 15.9% for the three months ended March 31, 1998 to 17.5% for the three months ended March 31, 1999. Included in operating results for the three months ended March 31, 1999 and 1998 were $2.1 million and $0.4 million, respectively, of expenses incurred to modify existing computer systems and applications to address the Year 2000 issues.

Excluding the effect of the sale of the field businesses noted above, revenue from Insurance Services grew $5.0 million, or 8.7%, from $58.3 million for the three months ended March 31, 1998 to $63.3 million for the three months ended March 31, 1999, driven by strong unit performance in personal lines products and laboratory services. Operating income increased $1.2 million, or 5.7%, from $20.4 million for the three months ended March 31, 1998 to $21.6 million for the three months ended March 31, 1999, primarily as a result of strong revenue performance in personal lines products. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased from $681,000 for the three months ended March 31, 1998 to $765,000 for the three months ended March 31, 1999 due to acquisitions made in 1998.

Excluding the effect of the sale of its payroll verification business and other discontinued product lines, revenue from Business and Government Services increased $14.5 million, or 67.0%, from $21.7 million for the three months ended March 31, 1998 to $36.2 million for the three months ended March 31, 1999. Acquisitions completed since the first quarter of 1998 contributed $13.7 million of the increase in Business and Government Services' first quarter 1999 revenue. Operating income increased $1.5 million from an operating loss of $10,000 for the three months ended March 31, 1998 to an operating profit of $1.5 million for the three months ended March 31, 1999, primarily as a result of new acquisitions. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased from $1.8 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999 due to acquisitions made in 1998.

Divested and discontinued operations include the operating results from the field businesses sold in December 1998, the payroll verification business sold in May of 1999, the discontinued medical device registry business and from the shutdown of certain remaining business and government field offices where revenue did not justify sustained physical presence.

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. The increase from $5.0 million for the three months ended March 31, 1998 to $5.7 million for the three months ended March 31, 1999 is primarily due to the increase in incentives partially offset by the decrease in compensation expense recognized under employee stock plans.

Unusual items of $1.6 million in the first quarter of 1999 relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

In the first quarter of 1999, an additional gain on the sale of certain field businesses of $2.5 million was recorded in connection with the prepayment of a note receivable and the repurchase of warrants issued by PMSI Services, Inc. in the transaction. See Note 8 to the consolidated financial statements.

Operating income after unusual items increased $0.8 million, or 5.5%, from $15.0 million for the three months ended March 31, 1998 to $15.8 million for the three months ended March 31, 1999.

Interest expense was $2.6 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively. Interest expense for the first quarter of 1999 is net of $431,000 of interest income from the PMSI Services, Inc. note receivable and warrants prior to the prepayment and repurchase made in March 1999.

Net income increased $1.4 million, or 18.2%, from $7.6 million for the three months ended March 31, 1998 to $9.0 million for the three months ended March 31, 1999. The effective tax rate remained unchanged at 43.3%.

FINANCIAL CONDITION AND LIQUIDITY

Cash used by operations was $3.4 million in the first three months of 1999 as increased net income and depreciation and amortization were offset by reductions in current liabilities and an increase in accounts receivable. During the first three months of 1998, cash provided by operations was $6.8 million. During the first three months of 1999, ChoicePoint used $7.7 million for investing activities, primarily $3.3 million for additions to property and equipment and $3.0 million for additions to other assets. Additions to property and equipment were primarily system upgrades while additions to other assets were primarily software, purchased data files, and software developed for external use. During the first three months of 1998, ChoicePoint used $29.5 million for investing activities, primarily the acquisition of the remaining 27.4% interest in CDB Infotek and $4.1 million for additions to property and equipment. Net cash provided by financing activities was $5.4 million in the first three months of 1999, as the $10.1 million net increase in the Credit Facility was used to paydown $5.1 million in short-term borrowings. During the first three months of 1998, net cash provided by financing activities was $10.9 million, as the proceeds from the Credit Facility were used to fund the CDB acquisition.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $6.1 million, or 27.9%, from $22.0 million for the three months ended March 31, 1998 to $28.1 million for the three months ended March 31, 1999. EBITDA is presented not as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs, ChoicePoint entered into a five-year $250 million revolving credit facility ("Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. During the first quarter of 1999, ChoicePoint used borrowings under the Credit Facility for payment of notes payable for acquisitions and short-term borrowings. Total debt outstanding under the Credit Facility was $199.0 million at March 31, 1999 and $189.0 million at December 31, 1998. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and general corporate cash requirements.

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

ChoicePoint is engaged in a continuous process of assessing the impact of the Year 2000 issue on its reporting systems and operations. As part of that process, certain computer systems and software programs used, and in some cases developed, by ChoicePoint have been or will need to be upgraded in order to address Year 2000 requirements. The Company has assessed its noninformation technology systems, which includes systems that contain embedded technology. However, the Company has determined that these systems present less of a risk to the Company's operations.

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

ChoicePoint uses the Gartner Group's COMpliance Progress And REadiness (COMPARE) Scale to measure its progress in addressing the Year 2000 issue. The COMPARE scale has five levels:

     Level One - PRELIMINARY ACTIVITY (problem not determined and risk is high) Level Two - PROBLEM DETERMINATION (IT and non-IT inventories completed, risk levels understood)
     Level Three - PLAN COMPLETE/RESOURCES COMMITTED (estimated costs have been determined, required resources have been committed, initial project plans complete)
     Level Four - OPERATIONAL SUSTAINABILITY (systems and key partners are compliant and certified)
     Level Five - FULLY COMPLIANT (all systems are compliant and the Year 2000 threat has been completely neutralized throughout the business process chain)

At a minimum, all significant ChoicePoint applications have achieved level three and many areas have reached level four. Final integration testing is scheduled to be completed by the end of the third quarter of 1999.

The Costs to Address the Company's Year 2000 Issues - During the first quarter of 1999, the Company incurred approximately $2.1 million to modify existing computer systems and applications to address the Year 2000 issue and estimates total 1999 expenditures to be approximately $7.0 to $8.0 million. The Company has funded and expects to continue to fund, the costs of Year 2000 assessment and remediation from available cash flows.

The Risks of the Company's Year 2000 Issues - ChoicePoint is continuously identifying Year 2000 risks and developing contingency plans to address these risks as they are identified. If the Company's remediation plan is not successful, there would be a significant disruption of the Company's ability to transact business with its major customers and suppliers and it could have a material adverse effect on the Company's financial position and results of operations. The Company has recently begun the systems integration testing phase of its Year 2000 initiative. Until system integration testing is substantially in process, the Company cannot completely determine the success of its remediation plan. However, ChoicePoint believes it is devoting the resources necessary to achieve a level of readiness that will meet its Year 2000 challenges in a timely manner. ChoicePoint believes its assessment, remediation planning, and plan implementation processes will be effective to achieve Year 2000 readiness.

The Company's Contingency Plans - The Company is developing contingency plans as business risks are identified to help mitigate the risk of a disruption in operations resulting from a Year 2000-related event. The Company will continuously reassess Year 2000 risks and develop contingency plans for reasonably likely worst case scenarios.

FORWARD-LOOKING STATEMENTS

This report may contain certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1998 and the other filings made by the Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 1999. The information below should be read in conjunction with Note 6 of the "Notes to Consolidated Financial Statements".

As of March 31, 1999, $199 million was outstanding under the Credit Facility. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175 million at March 31, 1999 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 5.43% plus a credit spread.

Based on the Company's overall interest rate exposure at March 31, 1999, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.01          Financial Data Schedule


(b)      Reports on Form 8-K

         As previously disclosed in the Annual Report on Form 10-K filed on March 31, 1999, on November 13, 1998, the Company filed a Current Report on Form 8-K, which was subsequently amended by a Current Report on Form 8-K/A, filed on January 12, 1999, reporting the acquisition of Customer Development Corporation and its affiliated companies.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHOICEPOINT INC.
                                      ----------------------------------------
                                      (Registrant)



May 13, 1999                          /s/ Derek V. Smith
-----------------------               ----------------------------------------
        Date                          Derek V. Smith, Chairman and
                                         Chief Executive Officer



May 13, 1999                          /s/ David E. Trine
-----------------------               ----------------------------------------
        Date                          David E. Trine, Vice President and
                                         Corporate Controller (Principal
                                         Accounting Officer)

                                 EXHIBIT INDEX


Exhibit        Description of Exhibit
-------        ----------------------

27.01          Financial Data Schedule