Form 10-Q
period 1999-06-30
CHOICEPOINT INC
filed 1999-08-13
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     JUNE 30, 1999
                                       -----------------------------

                                       or

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

                       Commission File Number: 001-13069


                                CHOICEPOINT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Georgia                                       58-2309650
(State or other jurisdiction of incorporation            (I.R.S. Employer
------------------------------------------------  ------------------------------
  or organization)                                        Identification No.)


1000 Alderman Drive  Alpharetta, Georgia                        30005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at July 31, 1999
          -----                             ----------------------------
Common Stock, $.10 Par Value                          14,732,916

                                CHOICEPOINT INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999
                                     INDEX



Part I.  FINANCIAL INFORMATION                                                        Page No.
                                                                                      --------

 Item 1. Financial Statements

   Consolidated Statements of Income -
     Three Months Ended June 30, 1999 and 1998 and 3 Six Months Ended June 30,
     1999 and 1998                                                                        3

   Consolidated Balance Sheets -
     June 30, 1999 and December 31, 1998                                                  4

   Consolidated Statement of Shareholders' Equity -
     Six Months Ended June 30, 1999                                                       5

   Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1999 and 1998                                              6

   Notes to Consolidated Financial Statements                                             7

 Item 2.  Management's Discussion and Analysis
          of Results of Operations and Financial Condition                               11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                      16

Part II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                                               17

 Item 2. Changes in Securities and Use of Proceeds                                       17

 Item 3. Defaults Upon Senior Securities                                                 17

 Item 4. Submission of Matters to a Vote of Security Holders                             17

 Item 5. Other Information                                                               18

 Item 6. Exhibits and Reports on Form 8-K                                                18

 Signatures                                                                              19

 Exhibit Index                                                                           20

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1999          1998          1999          1998
                                                       --------      --------      --------      --------

Operating revenue ...............................      $107,979      $106,702      $207,663      $201,252
Costs and expenses:
  Costs of services .............................        66,341        73,295       130,911       132,919
  Selling, general, and administrative ..........        22,502        16,923        40,196        36,839
  Unusual items .................................            --            --         1,583            --
                                                       --------      --------      --------      --------
      Total costs and expenses ..................        88,843        90,218       172,690       169,758

Operating income ................................        19,136        16,484        34,973        31,494
Gain on sale of businesses, net .................            --            --         2,513            --
Interest expense ................................         2,913         1,825         5,469         3,470
                                                       --------      --------      --------      --------

Income before income taxes ......................        16,223        14,659        32,017        28,024
Provision for income taxes ......................         7,019         6,347        13,858        12,134
                                                       --------      --------      --------      --------

Net income ......................................      $  9,204      $  8,312      $ 18,159      $ 15,890
                                                       ========      ========      ========      ========

Earnings per share - basic ......................      $    .64      $    .57      $   1.26      $   1.09
                                                       ========      ========      ========      ========
  Weighted average shares - basic ...............        14,476        14,611        14,457        14,626
                                                       ========      ========      ========      ========


Earnings per share - diluted ....................      $    .61      $    .55      $   1.21      $   1.05
                                                       ========      ========      ========      ========
  Weighted average shares - diluted .............        15,059        15,162        14,975        15,129
                                                       ========      ========      ========      ========





              The accompanying notes are an integral part of these
                           consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,         DECEMBER 31,
(IN THOUSANDS, EXCEPT PAR VALUES)                                                     1999               1998
                                                                                    ---------        ------------
                                                                                   (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents ...............................................         $  15,132          $  18,883
  Marketable securities ...................................................                --                 --
  Accounts receivable, net of allowance for doubtful accounts
    of $3,700 at June 30, 1999 and $3,286 at December 31,1998 .............           111,384            103,191
  Deferred income tax assets ..............................................             8,435              8,372
  Other current assets ....................................................            10,972             13,160
                                                                                    ---------          ---------
      Total current assets ................................................           145,923            143,606

Property and equipment, net ...............................................            51,498             55,279
Goodwill, net .............................................................           254,739            253,140
Deferred income tax assets ................................................            18,639             19,010
Other .....................................................................            48,494             63,164
                                                                                    ---------          ---------

Total Assets ..............................................................         $ 519,293          $ 534,199
                                                                                    =========          =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt ................         $     926          $   5,623
  Notes payable for acquisitions ..........................................                --             22,701
  Accounts payable ........................................................            27,829             24,645
  Accrued salaries and bonuses ............................................            13,048             17,537
  Other current liabilities ...............................................            42,541             54,454
                                                                                    ---------          ---------
    Total current liabilities .............................................            84,344            124,960

Long-term debt, less current maturities ...................................           201,569            191,697
Postretirement benefit obligations ........................................            51,913             53,251
Other long-term liabilities ...............................................             5,076              4,719
                                                                                    ---------          ---------
    Total liabilities .....................................................           342,902            374,627
                                                                                    ---------          ---------

Shareholders' equity:
  Preferred stock, $.01 par value; shares
    authorized - 10,000;  no shares issued or outstanding .................                --                 --
  Common stock, $.10 par value; shares authorized -
    100,000; shares issued and outstanding -
    14,726 in 1999 and 14,660 in 1998 .....................................             1,473              1,466
  Paid-in capital .........................................................           119,384            119,037
  Retained earnings .......................................................            67,322             49,163
  Foreign currency translation adjustments ................................              (370)              (176)
  Stock held by employee benefit trusts, at cost,
     234 shares in 1999 and 203 shares in 1998 ............................           (11,418)            (9,918)
                                                                                    ---------          ---------

    Total shareholders' equity ............................................           176,391            159,572
                                                                                    ---------          ---------

Total Liabilities and Shareholders' Equity ................................         $ 519,293          $ 534,199
                                                                                    =========          =========

              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                           CUMULATIVE     STOCK HELD
(IN THOUSANDS)                  COMPREHENSIVE     COMMON       PAID-IN        RETAINED     TRANSLATION    BY BENEFIT
                                    INCOME         STOCK       CAPITAL        EARNINGS     ADJUSTMENTS       TRUSTS        TOTAL
                                -------------     -------     ---------       --------     -----------    ----------     ---------
Balance December 31, 1998 ...                     $ 1,466     $ 119,037       $ 49,163       $  (176)      $  (9,918)    $ 159,572
                                                                                                                           119,037
  Net income ................      $ 18,159            --            --         18,159            --              --        18,159
  Restricted stock plans, net            --             3          (849)            --            --              --          (846)
  Stock options exercised ...            --             4         1,196             --            --              --         1,200
  Cost of shares repurchased             --            --            --             --            --          (1,500)       (1,500)
  Translation adjustments ...          (194)           --            --             --          (194)             --          (194)
                                   --------       -------     ---------       --------       -------       ---------     ---------
Comprehensive income ........      $ 17,965
                                   ========


Balance June 30, 1999 .......                     $ 1,473     $ 119,384       $ 67,322       $  (370)      $ (11,418)    $ 176,391
                                                  =======     =========       ========       =======       =========     =========







              The accompanying notes are an integral part of this
                            consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  -----------------------
                                                                                    1999           1998
                                                                                  --------       --------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income ...............................................................      $ 18,159       $ 15,890
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ..........................................        19,382         14,281
    Provision for unusual items ............................................         1,583             --
    Gain on sale of businesses .............................................        (2,513)            --
    Compensation recognized under employee stock plans .....................         1,610          1,116
    Payment on employee stock plans ........................................        (3,378)            --
    Changes in assets and liabilities, excluding effects of acquisitions and divestiture:
      Accounts receivable, net .............................................        (7,198)           242
      Other current assets .................................................         1,790            414
      Current liabilities, excluding debt ..................................       (13,762)        (4,186)
      Deferred income taxes ................................................           308         (1,904)
      Other long-term liabilities, excluding debt ..........................          (980)           503
                                                                                  --------       --------

  Net cash provided by operating activities ................................        15,001         26,356
                                                                                  --------       --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired .......................................        (8,010)       (40,292)
  Payment of notes payable for acquisitions ................................       (22,701)            --
  Cash proceeds from sale of business unit .................................        22,000             --
  Additions to property and equipment ......................................        (5,845)        (7,037)
  Additions to other assets, net ...........................................        (8,833)        (7,986)
                                                                                  --------       --------

  Net cash flows used by investing activities ..............................       (23,389)       (55,315)
                                                                                  --------       --------

Cash flows from financing activities:
  Proceeds from long-term debt .............................................        30,000         25,042
  Payments on long-term debt ...............................................       (20,128)       (21,213)
  Net short-term borrowings ................................................        (4,696)        11,660
  Purchases of stock held by employee benefit trusts .......................        (1,500)        (4,702)
  Proceeds from exercise of stock options ..................................         1,200            250
                                                                                  --------       --------
  Net cash flows provided by financing activities ..........................         4,876         11,037
                                                                                  --------       --------
Effect of foreign currency exchange rates on cash ..........................          (239)            54
                                                                                  --------       --------

Net decrease in cash .......................................................        (3,751)       (17,868)
Cash and cash equivalents, beginning of period .............................        18,883         26,858
                                                                                  --------       --------
Cash and cash equivalents, end of period ...................................      $ 15,132       $  8,990
                                                                                  ========       ========

              The accompanying notes are an integral part of these
                           consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

1. ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a provider of actionable intelligence that helps businesses, governments and individuals make better, more timely and more informed business decisions. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business and Government Services.

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

2. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoicePoint Inc. and its wholly-owned subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 1999 and the results of operations and cash flows for the three months and six months ended June 30, 1999 and 1998. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

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

4. REVENUE AND COSTS OF SERVICES PRESENTATION

Motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, is excluded from revenue and is recorded as a reduction to cost of services in the consolidated financial statements. Registry revenue was $89,836,000 and $74,377,000 for the three months ended June 30, 1999 and 1998, respectively, and $177,296,000 and $142,949,000 for the six months ended June 30, 1999 and 1998, respectively.

ChoicePoint Direct Inc., formally Customer Development Corporation, a business acquired in the fourth quarter of 1998, passes on material, shipping and postage charges to their customers. These charges are excluded from revenue and are recorded as a reduction to cost of services in the consolidated financial statements. Charges passed through to customers for the three months and six months ended June 30, 1999 were $9,340,000 and $19,213,000, respectively.

5. EARNINGS PER SHARE

The net income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for earnings per share - diluted includes the dilutive effect of stock options.

6. DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $199,000,000 at June 30, 1999. In addition, there was $2,981,000 of other long-term debt outstanding and $514,000 of short-term debt outstanding as of June 30, 1999.

7. STOCK OPTIONS

During the first quarter of 1999, stock options to purchase approximately 644,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

8. ACQUISITIONS

During the second quarter of 1999, the Company acquired Washington Document Service, Inc., a leading nationwide court document research and retrieval company. In addition, the Company made additional minority equity investments in Intertech Information Management Inc., a provider of document management and imaging services. The total purchase price of the acquisition, which was accounted for as a purchase, and the equity investment was approximately $7,241,000, with approximately $5,500,000 of that amount allocated to goodwill.

Subsequent to June 30, 1999, the Company announced the acquisition of Data Tracks Technology, Inc., d/b/a Public Records On Line, a privately-held online public record information company, and the assets of its affiliates.

9. GAIN ON SALE OF BUSINESSES

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

In December 1998, the net pretax gain was also net of transaction-related costs, including lease termination and personnel-related costs of $5.9 million that were accrued at the time of the divestiture. As of June 30, 1999, approximately $2.1 million has been charged against the total $7.7 million accrued transaction-related costs.

10. UNUSUAL ITEMS

Operating income for the first quarter of 1999 includes $1.6 million of unusual expense items. The unusual expense items relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

11. SEGMENT DISCLOSURES

As a result of the recent divestitures of certain field businesses in December 1998 (Note 9) and changes in the Company's internal organization structure, ChoicePoint now operates in two reportable segments: Insurance Services ("Insurance") and Business and Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months and six months ended June 30, 1999 and 1998 were as follows:

                                      Three months ended                          Three months ended
(In Thousands)                           June 30, 1999                               June 30, 1998
                             ----------------------------------------    ---------------------------------------
                                                          Operating                                  Operating
                                                        Income before                              Income before
                                          Operating     Acquisition                   Operating     Acquisition
                              Revenue       Income      Amortization      Revenue       Income      Amortization
                             --------     ---------     -------------    --------     ---------    -------------
Insurance                    $ 65,296      $ 24,797       $ 25,562       $ 67,157      $ 21,532       $ 22,213
B&G                            42,602         4,097          7,130         25,009         2,236          4,276
Divested & Discontinued            81           (66)           (66)        14,536           556            556
Corporate                          --        (9,692)        (9,692)            --        (7,840)        (7,840)
                             --------      --------       --------       --------      --------       --------
Total                        $107,979      $ 19,136       $ 22,934       $106,702      $ 16,484       $ 19,205
                             ========      ========       ========       ========      ========       ========



                                        Six months ended                           Six months ended
(In Thousands)                           June 30, 1999                               June 30, 1998
                             ----------------------------------------    ---------------------------------------
                                                          Operating                                  Operating
                                                        Income before                              Income before
                                          Operating     Acquisition                   Operating     Acquisition
                              Revenue       Income      Amortization      Revenue       Income      Amortization
                             --------     ---------     -------------    --------     ---------    -------------

Insurance                    $128,614      $ 46,349       $ 47,879       $125,431      $ 41,902       $ 43,264
B&G                            78,815         5,581         11,611         46,687         2,226          6,096
Divested & Discontinued           234           (32)           (32)        29,134           174            174
Corporate                          --       (15,342)       (15,342)            --       (12,808)       (12,808)
Unusual items (Note 10)            --        (1,583)        (1,583)            --            --             --
                             --------      --------       --------       --------      --------       --------
Total                        $207,663      $ 34,973       $ 42,533       $201,252      $ 31,494       $ 36,726
                             ========      ========       ========       ========      ========       ========

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. Acquisition amortization includes goodwill and other intangible amortization related to acquisitions.

Total depreciation and amortization for the three months and six months ended June 30, 1999 and 1998 were as follows:

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
    (In Thousands)                                1999        1998         1999         1998
                                                 ------      ------      -------      -------
Insurance                                        $4,034      $3,281      $ 8,007      $ 6,557
B&G                                               4,951       3,318       10,194        6,399
Divested & Discontinued                              12         198           43          412
Corporate                                           601         490        1,138          913
                                                 ------      ------      -------      -------
Total                                            $9,598      $7,287      $19,382      $14,281
                                                 ======      ======      =======      =======

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Consolidated revenue increased $1.3 million, or 1.2%, to $108.0 million for the three months ended June 30, 1999 from $106.7 million for the three months ended June 30, 1998. Excluding the effect of the sale of certain field businesses in December 1998, consolidated revenues increased $15.7 million, or 17.1%, to $107.9 million for the three months ended June 30, 1999 from $92.2 million for the three months ended June 30, 1998 primarily as a result of strong revenue performance in automated products and in new acquisitions. Consolidated operating income increased $2.7 million, or 16.1%, to $19.1 million for the three months ended June 30, 1999 from $16.5 million for the three months ended June 30, 1998. Operating margins increased to 17.7% for the three months ended June 30, 1999 from 15.4% for the three months ended June 30, 1998.

Revenue from Insurance Services, excluding the effect of the sale of the field businesses noted above and an $8.2 million progress payment on a significant systems development project in the second quarter of 1998, grew $6.3 million, or 10.8%, to $65.3 million for the three months ended June 30, 1999 from $59.0 million for the three months ended June 30, 1998, driven by strong unit performance in personal lines products and laboratory services. Operating income increased $3.3 million, or 15.2%, to $24.8 million for the three months ended June 30, 1999 from $21.5 million for the three months ended June 30, 1998, primarily as a result of revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $765,000 for the three months ended June 30, 1999 from $681,000 for the three months ended June 30, 1998 due to an acquisition made in 1998. Excluding acquisition amortization, the operating margin in Insurance Services for the second quarter of 1999 was 39.1%.

Revenue from Business and Government Services, excluding the effect of the sale of its payroll verification business and other discontinued product lines, increased $17.6 million, or 70.3%, to $42.6 million for the three months ended June 30, 1999 from $25.0 million for the three months ended June 30, 1998. Comparable internal revenue growth for Business and Government Services, excluding the effect of revenue from acquisitions made since the first quarter of 1998, was 6.9% over prior year. Operating income increased $1.9 million to $4.1 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998, primarily as a result of new acquisitions. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $3.0 million for the three months ended June 30, 1999 from $2.0 million for the three months ended June 30, 1998 due to acquisitions made in 1998. Excluding acquisition amortization, the operating margin in Business and Government Services for the second quarter of 1999 was 16.7%.

Divested and discontinued operations include the operating results from the field businesses sold in December 1998, the payroll verification business sold in May of 1999, the discontinued medical device registry business and from the shutdown of certain remaining business and government field offices where revenue did not justify sustained physical presence.

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. The increase to $9.7 million for the three months ended June 30, 1999 from $7.8 million for the three months ended June 30, 1998 is primarily due to the increase in compensation expense recognized under employee stock plans and in incentives.

Consolidated operating income increased $2.7 million, or 16.1%, to $19.1 million for the three months ended June 30, 1999 from $16.5 million for the three months ended June 30, 1998. Included in operating results for the three months ended June 30, 1999 and 1998 were $2.2 million and $0.8 million, respectively, of expenses incurred to modify existing computer systems and applications to address the Year 2000 compliance issues.

Interest expense was $2.9 million and $1.8 million for the three months ended June 30, 1999 and 1998, respectively.

Net income increased $0.9 million, or 10.7%, to $9.2 million for the three months ended June 30, 1999 from $8.3 million for the three months ended June 30, 1998. The effective tax rate remained unchanged at 43.3%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Consolidated revenue increased $6.4 million, or 3.2%, to $207.7 million for the six months ended June 30, 1999 from $201.3 million for the six months ended June 30, 1998. Excluding the effect of the sale of certain field businesses in December 1998, consolidated revenues increased $35.3 million, or 20.5%, to $207.4 million for the six months ended June 30, 1999 from $172.1 million for the six months ended June 30, 1998, primarily as a result of strong revenue performance in automated products and in new acquisitions. Consolidated operating income before unusual items increased $5.1 million, or 16.1%, to $36.6 million for the six months ended June 30, 1999 from $31.5 million for the six months ended June 30, 1998. Operating margins (excluding the effects of unusual items) increased to 17.6% for the six months ended June 30, 1999 from 15.6% for the six months ended June 30, 1998.

Revenue from Insurance Services, excluding the effect of the sale of the field businesses noted above and an $8.2 million progress payment on a significant systems development project in the second quarter of 1998, grew $11.4 million, or 9.7%, to $128.6 million for the six months ended June 30, 1999 from $117.2 million for the six months ended June 30, 1998, driven by strong unit performance in personal lines products and laboratory services. Operating income increased $4.4 million, or 10.6%, to $46.3 million for the six months ended June 30, 1999 from $41.9 million for the six months ended June 30, 1998, primarily as a result of strong revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $1.5 million for the six months ended June 30, 1999 from $1.4 million for the six months ended June 30, 1998 due to acquisitions made in 1998. Excluding acquisition amortization, the operating margin in Insurance Services for the first six months of 1999 was 37.2%.

Revenue from Business and Government Services, excluding the effect of the sale of its payroll verification business and other discontinued product lines, increased $32.1 million, or 68.8%, to $78.8 million for the six months ended June 30, 1999 from $46.7 million for the six months ended June 30, 1998. Comparable internal revenue growth for Business and Government Services, excluding the effect of revenue from acquisitions made since the first quarter of 1998, was 5.6% over prior year. Operating income increased $3.4 million to $5.6 million for the six months ended June 30, 1999 from $2.2 million for the six months ended June 30, 1998, primarily as a result of new acquisitions. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $6.0 million for the six months ended June 30, 1999 from $3.9 million for the six months ended June 30, 1998 due to acquisitions made since the first quarter of 1998. Excluding acquisition amortization, the operating margin in Business and Government Services for the first six months of 1999 was 14.7%.

Divested and discontinued operations include the operating results from the field businesses sold in December 1998, the payroll verification business sold in May of 1999, the discontinued medical device registry business and from the shutdown of certain remaining business and government field offices where revenue did not justify sustained physical presence.

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. The increase to $15.3 million for the six months ended June 30, 1999 from $12.8 million for the six months ended June 30, 1998 is primarily due to the increase in incentives.

Unusual items of $1.6 million in the first quarter of 1999 relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

In the first quarter of 1999, an additional gain on the sale of certain field businesses of $2.5 million was recorded in connection with the prepayment of a note receivable and the repurchase of warrants issued by PMSI Services, Inc. in the transaction. See Note 9 to the consolidated financial statements.

Consolidated operating income after unusual items increased $3.5 million, or 11.0%, to $35.0 million for the six months ended June 30, 1999 from $31.5 million for the six months ended June 30, 1998. Before unusual items, operating income increased 16.1%. Included in operating results for the six months ended June 30, 1999 and 1998 were $4.3 million and $1.5 million, respectively, of expenses incurred to modify existing computer systems and applications to address the Year 2000 compliance issues.

Interest expense was $5.5 million and $3.5 million for the six months ended June 30, 1999 and 1998, respectively. Interest expense for the first quarter of 1999 is net of $431,000 of interest income from the PMSI Services, Inc. note receivable and warrants prior to the prepayment and repurchase made in March 1999.

Net income increased $2.3 million, or 14.3%, to $18.2 million for the six months ended June 30, 1999 from $15.9 million for the six months ended June 30, 1998. The effective tax rate remained unchanged at 43.3%.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations was $15.0 million in the first six months of 1999 as increased net income and depreciation and amortization were offset by reductions in current liabilities and an increase in accounts receivable. During the first six months of 1998, cash provided by operations was $26.4 million. During the first six months of 1999, ChoicePoint used $23.4 million for investing activities, primarily comprised of $8.0 million for acquisitions, $5.8 million for additions to property and equipment and $8.8 million for additions to other assets. Additions to property and equipment were primarily system upgrades while additions to other assets were primarily software, purchased data files, and software developed for external use. During the first six months of 1998, ChoicePoint used $55.3 million for investing activities, primarily for the acquisition of the remaining 27.4% interest in CDB Infotek, other acquisitions, and for additions to property and equipment and other assets. Net cash provided by financing activities was $4.9 million in the first six months of 1999, as the $9.9 million net increase in long-term debt was used to paydown $4.7 million in short-term borrowings. During the first six months of 1998, net cash provided by financing activities was $11.1 million, as the proceeds from a credit facility and two lines of credit were used to fund acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $11.1 million, or 24.2%, to $56.9 million for the six months ended June 30, 1999 from $45.8 million for the six months ended June 30, 1998. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs, ChoicePoint entered into a five-year, $250 million revolving credit facility ("Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. During the first six months of 1999, ChoicePoint used borrowings under the Credit Facility for payment of short-term borrowings and for acquisitions. Total debt outstanding under the Credit Facility was $199.0 million at June 30, 1999 and $189.0 million at December 31, 1998. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and for general corporate cash requirements.

No cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

YEAR 2000

The term "Year 2000 compliance issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. The Year 2000 compliance issue exists because many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. In order to distinguish 21st century dates from 20th century dates, these date code fields must be able to interpret four digit entries.

The Company's State of Readiness - ChoicePoint has established a central Year 2000 department to coordinate and report, on a continuing basis, with regard to the assessment, remediation planning, implementation, and contingency planning processes directed toward addressing the Company's Year 2000 compliance issues.

ChoicePoint is engaged in a continuous process of assessing the impact of the Year 2000 compliance issue on its reporting systems and operations. As part of that process, certain computer systems and software programs used, and in some cases developed, by ChoicePoint required upgrading in order to address Year 2000 requirements. The Company has assessed its noninformation technology systems, which includes systems that contain embedded technology. However, the Company has determined that these systems present less of a risk to the Company's operations.

ChoicePoint is also continuing to supply and receive data and inquiries from its vendors and customers. Current remediation efforts are in place to accept and transmit data in both 2-digit and 4-digit formats within applicable ChoicePoint applications.

ChoicePoint uses the Gartner Group's COMpliance Progress And REadiness (COMPARE) Scale to measure its progress in addressing the Year 2000 compliance issue. The COMPARE scale has five levels:

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

         Level Five - FULLY COMPLIANT (all systems are compliant and the Year 2000 threat has been completely neutralized throughout the business process chain)

At a minimum, all significant ChoicePoint applications have achieved level three and the majority of them have reached level four. Final integration testing is scheduled for completion by the end of the third quarter of 1999.

The Costs to Address the Company's Year 2000 Compliance Issues - During the first six months of 1999, the Company incurred approximately $4.3 million to modify existing computer systems and applications to address the Year 2000 compliance issue and estimates total 1999 expenditures to be approximately $7.0 to $8.0 million. The Company has funded and expects to continue to fund, the costs of Year 2000 assessment and remediation from available cash flows.

The Risks of the Company's Year 2000 Compliance Issues - ChoicePoint is continuously identifying Year 2000 risks and developing contingency plans to address these risks as they are identified. If the Company's remediation plan is not successful, there would be a significant disruption of the Company's ability to transact business with its major customers and suppliers which could have a material adverse effect on the Company's financial position and results of operations. The Company has begun the systems integration testing phase of its Year 2000 initiative. Until system integration testing is complete, the Company cannot completely determine the success of its remediation plan. However, ChoicePoint believes it is devoting the resources necessary to achieve a level of readiness that will meet its Year 2000 challenges in a timely manner. ChoicePoint believes the assessment, remediation planning, and plan implementation processes will be effective to achieve Year 2000 readiness.

The Company's Contingency Plans - The Company is continuing to develop contingency plans as business risks are identified to help mitigate the risk of a disruption in operations resulting from a Year 2000-related event. The Company will continuously reassess Year 2000 risks and develop contingency plans for worst case scenarios for which there is a reasonable likelihood.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133" or the "Statement"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of the transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance.

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

FORWARD-LOOKING STATEMENTS

This report may contain certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private

Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the other filings made by the Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 1999. The information below should be read in conjunction with Note 6 of the "Notes to Consolidated Financial Statements".

As of June 30, 1999, $199.0 million was outstanding under the Credit Facility. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175.0 million at June 30, 1999 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 5.43% plus a credit spread.

Based on the Company's overall interest rate exposure at June 30, 1999, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 1999 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

         (a) Votes cast for or withheld regarding the re-election of two Directors for terms expiring in 2002:

                                                  FOR               WITHHELD

                  Ron D. Barbaro                  11,609,174        59,126
                  Tinsley H. Irvin                11,611,167        57,133

                  Directors whose terms of office continue after the meeting are as follows:

                  Terms Expiring in 2000                   Terms Expiring in 2001
                  James M. Denny                           Ned C. Lautenbach
                  Julia B. North                           C.B. Rogers, Jr.
                  Charles I. Story                         Derek. V. Smith

         (b) Ratification of the ChoicePoint Inc. 1997 Omnibus Stock Incentive
         Plan:

                  FOR                     WITHHELD            ABSTAIN

                  8,396,236               3,188,687           83,377


         (c) Ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999:

                  FOR                     WITHHELD            ABSTAIN
                  11,590,348              45,295              32,657

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.02              Bylaws of the Company, as amended
27.01             Financial Data Schedule (for SEC use only)



(b)      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CHOICEPOINT INC.
                            --------------------------------------------
                            (Registrant)


August 13, 1999             /s/ Derek V. Smith
----------------------      --------------------------------------------
         Date               Derek V. Smith, Chairman and
                                 Chief Executive Officer



August 13, 1999             /s/ David E. Trine
----------------------      --------------------------------------------
         Date               David E. Trine, Vice President and
                             Corporate Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit      Description of Exhibit
-------      ----------------------
  3.02   Bylaws of the Company, as amended

 27.01   Financial Data Schedule (for SEC use only)