Form 10-Q
period 1999-09-30
CHOICEPOINT INC
filed 1999-11-15
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1999
                                         ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------   ---------------------

                       Commission File Number: 001-13069


                                CHOICEPOINT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Georgia                                            58-2309650
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
         or organization)                                    Identification No.)


1000 Alderman Drive  Alpharetta, Georgia                            30005
----------------------------------------                          ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at October 31, 1999
         -----                              -------------------------------
Common Stock, $.10 Par Value                          14,757,057

                                CHOICEPOINT INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX



Part I.  FINANCIAL INFORMATION                                                 Page No.
 Item 1. Financial Statements

   Consolidated Statements of Income -
     Three Months Ended September 30, 1999 and 1998 and                             3
      Nine Months Ended September 30, 1999 and 1998

   Consolidated Balance Sheets -
     September 30, 1999 and December 31, 1998                                       4

   Consolidated Statement of Shareholders' Equity -
     Nine Months Ended September 30, 1999                                           5

   Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1999 and 1998                                  6

   Notes to Consolidated Financial Statements                                       7

 Item 2.  Management's Discussion and Analysis
          of Results of Operations and Financial Condition                         11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk                16

Part II.  OTHER INFORMATION

 Item 1. Legal Proceedings                                                         17

 Item 2. Changes in Securities and Use of Proceeds                                 17

 Item 3. Defaults Upon Senior Securities                                           17

 Item 4. Submission of Matters to a Vote of Security Holders                       17

 Item 5. Other Information                                                         17

 Item 6. Exhibits and Reports on Form 8-K                                          17

 Signatures                                                                        18

 Exhibit Index                                                                     19

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

==============================================================================================
                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)               1999        1998        1999        1998
==============================================================================================
Operating revenue ............................    $110,513    $101,887    $318,176    $303,139
Costs and expenses:
  Costs of services ..........................      69,579      67,904     200,490     200,823
  Selling, general, and administrative .......      19,771      17,741      59,967      54,580
  Unusual items ..............................          --          --       1,583          --
                                                  --------    --------    --------    --------
      Total costs and expenses ...............      89,350      85,645     262,040     255,403

Operating income .............................      21,163      16,242      56,136      47,736
Gain on sale of businesses, net ..............          --          --       2,513          --
Interest expense .............................       2,969       1,801       8,438       5,271
                                                  --------    --------    --------    --------

Income before income taxes ...................      18,194      14,441      50,211      42,465
Provision for income taxes ...................       7,878       6,253      21,736      18,387
                                                  --------    --------    --------    --------

Net income ...................................    $ 10,316    $  8,188    $ 28,475    $ 24,078
                                                  ========    ========    ========    ========

Earnings per share - basic ...................    $    .71    $    .57    $   1.97    $   1.65
                                                  ========    ========    ========    ========
  Weighted average shares - basic ............      14,504      14,474      14,473      14,575

Earnings per share - diluted .................    $    .68    $    .55    $   1.89    $   1.60
                                                  ========    ========    ========    ========
  Weighted average shares - diluted ..........      15,202      14,851      15,045      15,029

Proforma earnings per share based on 2- for-1 stock split (Note 6):

Proforma earnings per share - basic ..........    $    .36    $    .28    $    .98    $    .83
                                                  ========    ========    ========    ========
  Proforma weighted average shares - basic ...      29,008      28,948      28,946      29,150

Proforma earnings per share - diluted ........    $    .34    $    .28    $    .95    $    .80
                                                  ========    ========    ========    ========
  Proforma weighted average shares - diluted .      30,404      29,702      30,090      30,058



The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS

=================================================================================================
                                                                   September 30,     December, 31
 (In thousands, except par values)                                     1999              1998
=================================================================================================
                                                                   (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents .................................      $     12,681      $     18,883
  Accounts receivable, net of allowance for doubtful accounts of $3,706 at September 30, 1999 and $3,286 at
    December 31,1998 ........................................           107,515           103,191
  Deferred income tax assets ................................             7,356             8,372
  Other current assets ......................................            11,455            13,160
                                                                   ------------      ------------
      Total current assets ..................................           139,007           143,606

Property and equipment, net .................................            52,197            55,279
Goodwill, net ...............................................           255,138           253,140
Deferred income tax assets ..................................            20,555            19,010
Other .......................................................            51,095            63,164
                                                                   ------------      ------------
Total Assets ................................................      $    517,992      $    534,199
                                                                   ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt ..      $        315      $      5,623
  Notes payable for acquisitions ............................                --            22,701
  Accounts payable ..........................................            21,582            24,645
  Accrued salaries and  bonuses .............................            17,872            17,537
  Other current liabilities .................................            42,179            54,454
                                                                   ------------      ------------
    Total current  liabilities ..............................            81,948           124,960

Long-term debt, less current maturities .....................           191,560           191,697
Postretirement benefit obligations ..........................            50,366            53,251
Other long-term liabilities .................................             5,700             4,719
                                                                   ------------      ------------
    Total liabilities .......................................           329,574           374,627
                                                                   ------------      ------------

Shareholders' equity:
  Preferred stock, $.01 par value; shares
    authorized - 10,000; no shares issued or outstanding ...                 --                --
  Common stock, $.10 par value; shares authorized -
    100,000; shares issued and outstanding -
    14,752 in 1999 and 14,660 in 1998 .......................             1,475             1,466
  Paid-in capital ...........................................           120,836           119,037
  Retained earnings .........................................            77,638            49,163
  Foreign currency translation adjustments ..................              (113)             (176)
  Stock held by employee benefit trusts, at cost,
     234 shares in 1999 and 203 shares in 1998 ..............           (11,418)           (9,918)
                                                                   ------------      ------------
    Total shareholders' equity ..............................           188,418           159,572
                                                                   ------------      ------------
Total Liabilities and Shareholders' Equity ..................      $    517,992      $    534,199
                                                                   ============      ============

The accompanying notes are an integral part of these consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                      Stock Held
                                                                                                          by
                                                                                        Cumulative     Employee
                                 Comprehensive    Common     Paid-in      Retained      Translation    Benefit
(In thousands)                       Income       Stock      Capital      Earnings      Adjustments     Trusts         Total
==============================================================================================================================
Balance December 31, 1998 ...                     $1,466    $ 119,037     $49,163       $      (176)   $  (9,918)    $ 159,572
  Net income ................    $      28,475        --           --      28,475                --           --        28,475
  Restricted stock plans, net               --         2         (276)         --                --           --          (274)
  Stock options exercised ...               --         7        2,075          --                --           --         2,082
  Cost of shares repurchased                --        --           --          --                --       (1,500)       (1,500)
  Translation adjustments ...               63        --           --          --                63           --            63
                                 -------------    ------    ---------     -------       -----------    ---------     ---------
Comprehensive income ........    $      28,538
                                 =============
Balance September 30, 1999 ..                     $1,475    $ 120,836     $77,638       $      (113)   $ (11,418)    $ 188,418
                                                  ======    =========     =======       ===========    =========     =========

The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

=====================================================================================
                                                                 Nine months ended
                                                                    September 30,
                                                              -----------------------
                                                                1999           1998
=====================================================================================
                                                                   (In thousands)
Cash flows from operating activities:
  Net income ...........................................      $ 28,475       $ 24,078
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ......................        28,808         22,108
    Provision for unusual items ........................         1,583             --
    Gain on sale of businesses .........................        (2,513)            --
    Compensation recognized under employee stock plans .         2,411          1,709
    Payment on employee stock plans ....................        (3,378)            --
    Changes in assets and liabilities,
      excluding effects of acquisitions and divestiture:
      Accounts receivable, net .........................        (3,154)        (8,410)
      Marketable securities and other current assets ...         1,347          8,197
      Current liabilities, excluding debt ..............       (15,951)          (977)
      Deferred income taxes ............................         1,073         (3,175)
      Other long-term liabilities, excluding debt ......        (1,904)         1,087
                                                              --------       --------

  Net cash provided by operating activities ............        36,797         44,617
                                                              --------       --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired ...................       (14,795)       (43,877)
  Payment of notes payable for acquisitions ............       (22,701)            --
  Cash proceeds from sale of business unit .............        22,000             --
  Additions to property and equipment ..................       (10,557)        (9,206)
  Additions to other assets, net .......................       (12,116)       (14,483)
                                                              --------       --------

  Net cash flows used by investing activities ..........       (38,169)       (67,566)
                                                              --------       --------

Cash flows from financing activities:
  Proceeds from long-term debt .........................        30,000         25,042
  Payments on long-term debt ...........................       (30,137)       (21,339)
  Net short-term borrowings ............................        (5,308)        10,590
  Purchases of stock held by employee benefit trusts ...        (1,500)       (10,110)
  Proceeds from exercise of stock options ..............         2,082            259
                                                              --------       --------
  Net cash flows (used) provided by financing activities        (4,863)         4,442
                                                              --------       --------
Effect of foreign currency exchange rates on cash ......            33            118
                                                              --------       --------

Net decrease in cash ...................................        (6,202)       (18,389)
Cash and cash equivalents, beginning of period .........        18,883         26,858
                                                              --------       --------

Cash and cash equivalents, end of period ...............      $ 12,681       $  8,469
                                                              ========       ========


The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

1.  ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a provider of Actionable Intelligence(TM) that helps businesses, governments and individuals make better, more timely and more informed business decisions. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business and Government Services.

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

2.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoicePoint Inc. and its wholly-owned subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 1999 and the results of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

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

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, is excluded from revenue and is recorded as a reduction to cost of services in the consolidated financial statements. Registry revenue was $89,308,000 and $84,078,000 for the three months ended September 30, 1999 and 1998, respectively, and $266,604,000 and $227,027,000 for the nine months ended September 30, 1999 and 1998, respectively.

ChoicePoint Direct Inc., formally Customer Development Corporation, a business acquired in the fourth quarter of 1998, passes on material, shipping and postage charges to its customers. These charges are excluded from revenue and are recorded as a reduction to cost of services in the consolidated financial statements. Charges passed through to customers for the three months and nine months ended September 30, 1999 were $10,308,000 and $29,521,000, respectively.

5.   EARNINGS PER SHARE

The net income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for earnings per share - diluted includes only the dilutive effect of stock options.

6.  STOCK SPLIT

During the October 19, 1999 meeting of the Company's Board of Directors, the Board approved a 2-for-1 stock split, to be effected in the form of a stock dividend, payable on November 24, 1999. Shareholders of record on November 10, 1999 will receive one additional share of common stock for each share held on the record date. See the Consolidated Statements of Income for proforma earnings per share.

7.   DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $189,000,000 at September 30, 1999. In addition, there was $2,875,000 of other long-term debt and no short-term debt outstanding as of September 30, 1999.

8.  STOCK OPTIONS

During the nine months ended September 30, 1999, stock options to purchase approximately 644,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

9.  ACQUISITIONS

During the second quarter of 1999, the Company acquired Washington Document Service, Inc., a leading nationwide court document research and retrieval company. In the third quarter of 1999, the Company announced the acquisition of Data Tracks Technology, Inc., d/b/a Public Records On Line, a privately-held online public record information company, and the assets of its affiliates. In addition, the Company made additional minority equity investments in Intertech Information Management Inc., a provider of document management and imaging services. The total purchase price of the acquisitions, which were accounted for as purchases, and the equity investment was approximately $15,048,000, with approximately $10,785,000 of that amount allocated to goodwill.

10.   GAIN ON SALE OF BUSINESSES

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

In December 1998, the net pretax gain was also net of transaction-related costs, including lease termination and personnel-related costs of $5.9 million that were accrued at the time of the divestiture. As of September 30, 1999, approximately $4.2 million has been charged against the total $7.7 million accrued transaction-related costs.

11.   UNUSUAL ITEMS

Operating income for the first quarter of 1999 includes $1.6 million of unusual expense items. The unusual expense items relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

12.   SEGMENT DISCLOSURES

As a result of the recent divestitures of certain field businesses in December 1998 (Note 10) and changes in the Company's internal organizational structure, ChoicePoint now operates in two reportable segments: Insurance Services ("Insurance") and Business and Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months and nine months ended September 30, 1999 and 1998 were as follows:

====================================================================================================================
                                            Three months ended                      Three months ended
(In Thousands)                              September 30, 1999                      September 30, 1998
====================================================================================================================
                                                              Operating                                  Operating
                                                            Income before                              Income before
                                                Operating    Acquisition                 Operating      Acquisition
                                   Revenue        Income    Amortization      Revenue      Income      Amortization
--------------------------------------------------------------------------------------------------------------------
Insurance                          $ 67,281     $ 25,986    $       26,751    $ 62,178   $  21,541     $      22,222
B&G                                  43,174        4,250             7,348      25,638       1,036             3,211
Divested & Discontinued                  58         (490)             (490)     14,071         364               364
Corporate                                --       (8,583)           (8,583)         --      (6,699)           (6,699)
                                  ---------     --------    --------------    --------   ---------     -------------
Total                              $110,513     $ 21,163    $       25,026    $101,887   $  16,242     $      19,098
                                  =========     ========    ==============    ========   =========     =============

==========================================================================================================
                                     Nine months ended                        Nine months ended
(In Thousands)                       September 30, 1999                       September 30, 1998
==========================================================================================================
                                                      Operating                               Operating
                                                    Income before                            Income before
                                       Operating     Acquisition                 Operating    Acquisition
                           Revenue       Income     Amortization     Revenue       Income    Amortization
----------------------------------------------------------------------------------------------------------
Insurance                  $195,895    $ 72,335     $      74,630    $187,609    $ 63,443    $      65,486
B&G                         121,989       9,831            18,959      72,325       3,262            9,307
Divested & Discontinued         292        (522)             (522)     43,205         538              538
Corporate                        --     (23,925)          (23,925)         --     (19,507)         (19,507)
Unusual items (Note 11)          --      (1,583)           (1,583)         --          --               --
                           --------    --------     -------------    --------    --------    -------------
Total                      $318,176    $ 56,136     $      67,559    $303,139    $ 47,736    $      55,824
                           ========    ========     =============    ========    ========    =============


Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. Acquisition amortization includes goodwill and other intangible amortization related to acquisitions.

Total depreciation and amortization for the three months and nine months ended September 30, 1999 and 1998 were as follows:

=============================================================================================
                                              Three Months Ended        Nine months Ended
                                                 September 30,             September 30,
(In Thousands)                                1999         1998         1999          1998
=============================================================================================
Insurance                                   $ 3,618      $ 3,594      $ 11,625      $ 10,151
B&G                                           5,180        3,540        15,374         9,939
Divested & Discontinued                           2          200            45           612
Corporate                                       626          493         1,764         1,406
                                            -------      -------      --------      --------
Total                                       $ 9,426      $ 7,827      $ 28,808      $ 22,108
                                            =======      =======      ========      ========

ChoicePoint's balance sheets are generally managed on a consolidated basis and therefore it is impracticable to report assets by segment. Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company") is a provider of Actionable Intelligence(TM) that helps businesses, governments and individuals make better, more timely and more informed business decisions. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business and Government Services. See Notes 1 and 12 to the consolidated financial statements for a description and summary of operating results of each market.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated revenue increased $8.6 million, or 8.4%, to $110.5 million for the three months ended September 30, 1999 from $101.9 million for the three months ended September 30, 1998. Excluding the effect of revenue from certain field businesses sold in December 1998, consolidated revenues increased $22.7 million, or 25.8%, to $110.5 million for the three months ended September 30, 1999 from $87.8 million for the three months ended September 30, 1998 primarily as a result of strong revenue performance in automated products and in new acquisitions. Consolidated operating income increased $4.9 million, or 30.3%, to $21.2 million for the three months ended September 30, 1999 from $16.2 million for the three months ended September 30, 1998. Operating margins increased to 19.1% for the three months ended September 30, 1999 from 15.9% for the three months ended September 30, 1998.

Revenue from Insurance Services, excluding the effect of revenue from the field businesses noted above and a $1.6 million progress payment on a significant systems development project in the third quarter of 1998, grew $6.7 million, or 11.1%, to $67.3 million for the three months ended September 30, 1999 from $60.6 million for the three months ended September 30, 1998, driven by strong unit performance in personal lines products and laboratory services. Operating income increased $4.4 million, or 20.6%, to $26.0 million for the three months ended September 30, 1999 from $21.5 million for the three months ended September 30, 1998, primarily as a result of revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $765,000 for the three months ended September 30, 1999 from $681,000 for the three months ended September 30, 1998 due to an acquisition made in 1998. Excluding acquisition amortization, the operating margin in Insurance Services for the second quarter of 1999 was 39.8%.

Revenue from Business and Government Services, excluding the effect of revenue from its payroll verification business sold in April 1999 and other discontinued product lines, increased $17.5 million, or 68.4%, to $43.2 million for the three months ended September 30, 1999 from $25.6 million for the three months ended September 30, 1998. Comparable internal revenue growth for Business and Government Services, excluding the effect of revenue from acquisitions made since the third quarter of 1998, was 9.9% over prior year. Operating income increased $3.2 million to $4.3 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998, primarily as a result of new acquisitions. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $3.1 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998 due to acquisitions made in 1998. Excluding acquisition amortization, the operating margin in Business and Government Services for the second quarter of 1999 was 17.0%.

Divested and discontinued operations include the operating results from the field businesses sold in December 1998, the payroll verification business sold in May of 1999, the discontinued medical device registry business and from the shutdown of certain remaining business and government field offices where revenue did not justify sustained physical presence.

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. The increase to $8.6 million for the three months ended September 30, 1999 from $6.7 million for the three months ended September 30, 1998 is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional research and development type costs for e-commerce initiatives.

Consolidated operating income increased $4.9 million, or 30.3%, to $21.2 million for the three months ended September 30, 1999 from $16.2 million for the three months ended September 30, 1998. Included in operating results for the three months ended September 30, 1999 and 1998 were $1.5 million and $1.8 million, respectively, of expenses incurred to modify existing computer systems and applications to address the Year 2000 compliance issues.

Interest expense was $3.0 million and $1.8 million for the three months ended September 30, 1999 and 1998, respectively.

Net income increased $2.1 million, or 26.0%, to $10.3 million for the three months ended September 30, 1999 from $8.2 million for the three months ended September 30, 1998. The effective tax rate remained unchanged at 43.3%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated revenue increased $15.0 million, or 5.0%, to $318.2 million for the nine months ended September 30, 1999 from $303.1 million for the nine months ended September 30, 1998. Excluding the effect of revenue from certain field businesses sold in December 1998, consolidated revenues increased $58.0 million, or 22.2%, to $317.9 million for the nine months ended September 30, 1999 from $259.9 million for the nine months ended September 30, 1998, primarily as a result of strong revenue performance in automated products and in new acquisitions. Consolidated operating income before unusual items increased $10.0 million, or 20.9%, to $57.7 million for the nine months ended September 30, 1999 from $47.7 million for the nine months ended September 30, 1998. Operating margins (excluding the effects of unusual items) increased to 18.1% for the nine months ended September 30, 1999 from 15.7% for the nine months ended September 30, 1998.

Revenue from Insurance Services, excluding the effect of revenue from the field businesses noted above and $9.8 million in progress payments on a significant systems development project during the first nine months of 1998, grew $18.1 million, or 10.2%, to $195.9 million for the nine months ended September 30, 1999 from $177.8 million for the nine months ended September 30, 1998, driven by strong unit performance in personal lines products and laboratory services. Operating income increased $8.9 million, or 14.0%, to $72.3 million for the nine months ended September 30, 1999 from $63.4 million for the nine months ended September 30, 1998, primarily as a result of strong revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $2.3 million for the nine months ended September 30, 1999 from $2.0 million for the nine months ended September 30, 1998 due to acquisitions made in 1998. Excluding acquisition amortization, the operating margin in Insurance Services for the first nine months of 1999 was 38.1%.

Revenue from Business and Government Services, excluding the effect of revenue from its payroll verification business sold in April 1999 and other discontinued product lines, increased $49.7 million, or 68.7%, to $122.0 million for the nine months ended September 30, 1999 from $72.3 million for the nine months ended September 30, 1998. Comparable internal revenue growth for Business and Government Services, excluding the effect of revenue from acquisitions made since the first quarter of 1998, was 7.2% over prior year. Operating income increased $6.6 million to $9.8 million for the nine months ended September 30, 1999 from $3.3 million for the nine months ended September 30, 1998, primarily as a result of new acquisitions. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $9.1 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998 due to acquisitions made since the first quarter of 1998. Excluding acquisition amortization, the operating margin in Business and Government Services for the first nine months of 1999 was 15.5%.

Divested and discontinued operations include the operating results from the field businesses sold in December 1998, the payroll verification business sold in May of 1999, the discontinued medical device registry business and from the shutdown of certain remaining business and government field offices where revenue did not justify sustained physical presence.

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. The increase to $23.9 million for the nine months ended September 30, 1999 from $19.5 million for the nine months ended September 30, 1998 is primarily due to the increase in incentives and additional research and development type costs for e-commerce initiatives.

Unusual items of $1.6 million in the first quarter of 1999 relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

In the first quarter of 1999, an additional gain on the sale of certain field businesses of $2.5 million was recorded in connection with the prepayment of a note receivable and the repurchase of warrants issued by PMSI Services, Inc. in the transaction. See Note 10 to the consolidated financial statements.

Consolidated operating income after unusual items increased $8.4 million, or 17.6%, to $56.1 million for the nine months ended September 30, 1999 from $47.7 million for the nine months ended September 30, 1998. Before unusual items, operating income increased 20.9%. Included in operating results for the nine months ended September 30, 1999 and 1998 were $5.8 million and $3.0 million, respectively, of expenses incurred to modify existing computer systems and applications to address the Year 2000 compliance issues.

Interest expense was $8.4 million and $5.3 million for the nine months ended September 30, 1999 and 1998, respectively. Interest expense for the first quarter of 1999 is net of $431,000 of interest income from the PMSI Services, Inc. note receivable and warrants prior to the prepayment and repurchase made in March 1999.

Net income increased $4.4 million, or 18.3%, to $28.5 million for the nine months ended September 30, 1999 from $24.1 million for the nine months ended September 30, 1998. The effective tax rate remained unchanged at 43.3%.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations was $36.8 million in the first nine months of 1999 as increased net income and depreciation and amortization were offset by reductions in current liabilities. During the first nine months of 1998, cash provided by operations was $44.6 million. During the first nine months of 1999, ChoicePoint used $38.2 million for investing activities, primarily comprised of $14.8 million for acquisitions, $12.1 million for additions to other assets and $10.6 million for additions to property and equipment. Additions to property and equipment were primarily system upgrades while additions to other assets were primarily software, purchased data files, and software developed for internal use. During the first nine months of 1998, ChoicePoint used $67.6 million for investing activities, primarily for acquisitions and for additions to property and equipment and other assets. Net cash used by financing activities was $4.9 million in the first nine months of 1999, primarily due to paydowns of short-term borrowings. During the first nine months of 1998, net cash provided by financing activities was $4.4 million, as the proceeds from a credit facility and two lines of credit were used to fund acquisitions.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $17.6 million, or 25.2%, to $87.5 million for the nine months ended September 30, 1999 from $69.8 million for the nine months ended September 30, 1998. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs, ChoicePoint entered into a five-year, $250 million revolving credit facility ("Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. During the first nine months of 1999, ChoicePoint used borrowings under the Credit Facility for acquisitions. Total debt outstanding under the Credit Facility was $189.0 million at September 30, 1999 and December 31, 1998. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and for general corporate cash requirements.

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

The Company's State of Readiness - ChoicePoint established a central Year 2000 department to coordinate and report to management, on a continuing basis, with regard to the assessment, remediation planning, implementation, and contingency planning processes directed toward addressing the Company's Year 2000 compliance issues.

ChoicePoint has been engaged in a continuous process of assessing the impact of the Year 2000 compliance issue on its reporting systems and operations. As part of that process, certain computer systems and software programs used, and in some cases developed, by ChoicePoint required upgrading in order to address Year 2000 requirements. The Company has assessed its noninformation technology systems, which include systems that contain embedded technology. However, the Company has determined that these systems present less of a risk to the Company's operations.

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

ChoicePoint uses the Gartner Group's COMpliance Progress And REadiness (COMPARE) Scale to measure its progress in addressing the Year 2000 compliance issue. The COMPARE scale has five levels:

         Level One - PRELIMINARY ACTIVITY (problem not determined and risk is high)
         Level Two - PROBLEM DETERMINATION (IT and non-IT inventories completed, risk levels understood)
         Level Three - PLAN COMPLETE/RESOURCES COMMITTED (estimated costs have been determined, required resources have been committed, initial project plans complete)
         Level Four - OPERATIONAL SUSTAINABILITY (systems and key partners are compliant and certified)
         Level Five - FULLY COMPLIANT (all systems are compliant and the Year 2000 threat has been completely neutralized throughout the business process chain)

All significant ChoicePoint applications have achieved level three and the majority of them have reached level four. ChoicePoint continues to work with its key business partners to monitor their Year 2000 readiness. All ChoicePoint applications have been remediated and certified as Year 2000 compliant. In addition, all significant ChoicePoint applications have been through initial integration testing. The first round of integration testing was completed successfully with only minor problems discovered and corrected. Additional rounds of testing will be performed throughout the rest of the year as necessary.

The Costs to Address the Company's Year 2000 Compliance Issues - During the first nine months of 1999, the Company incurred approximately $5.8 million to modify existing computer systems and applications to address the Year 2000 compliance issue and estimates total 1999 expenditures to be approximately $7.0 to $8.0 million. The Company has funded and expects to continue to fund, the costs of Year 2000 assessment and remediation from available cash flows.

The Risks of the Company's Year 2000 Compliance Issues - ChoicePoint is continuously identifying Year 2000 risks and developing contingency plans to address these risks as they are identified. If the Company's remediation plan is not successful, there would be a significant disruption of the Company's ability to transact business with its major customers and suppliers which could have a material adverse effect on the Company's financial position and results of operations. The Company is continuing the systems integration testing phase of its Year 2000 initiative. Until final system integration testing is complete, the Company cannot completely determine the success of its remediation plan. However, ChoicePoint believes it is devoting the resources necessary to achieve a level of readiness that will meet its Year 2000 challenges in a timely manner. ChoicePoint believes the assessment, remediation planning, and plan implementation processes will be effective to achieve Year 2000 readiness.

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

SFAS No. 133 is effective for fiscal quarters beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance.

Although the Company has not yet quantified the impact of adopting SFAS No. 133 on it's financial statements and has not determined the timing of or method of it's adoption of the Statement, it is not expected to have a material impact on earnings or other comprehensive income. However, changes in the Company's derivative instruments and hedging activities could increase volatility in earnings and other comprehensive income.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of September 30, 1999. The information below should be read in conjunction with Note 7 of the "Notes to Consolidated Financial Statements".

As of September 30, 1999, $189.0 million was outstanding under the Credit Facility. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175.0 million at September 30, 1999 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 5.43% plus a credit spread.

Based on the Company's overall interest rate exposure at September 30, 1999, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 21, 1999, ChoicePoint Inc. amended the Rights Agreement, dated October 29, 1997 and filed on Form 8-A Registration Statement on November 4, 1997, (the "Plan"), to modify the definition of "Acquiring Person" while continuing to provide that Acquiring Person shall mean any person who is the Beneficial Owner (as defined in the Plan) of 15% or more of ChoicePoint Common Stock. A copy of Amendment No. 1 to the Plan, dated as of June 21, 1999, was filed as
Exhibit 4.02 to the Company's Form 8-A/A on August 17, 1999.


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


                          CHOICEPOINT INC.
                          ------------------
                          (Registrant)


November 12, 1999         /s/ Derek V. Smith
-----------------         ------------------------------------
      Date                Derek V. Smith, Chairman and
                          Chief Executive Officer



November 12, 1999         /s/ David E. Trine
-----------------         --------------------------------------------
      Date                David E. Trine, Vice President and
                          Corporate Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description of Exhibit

 27.01      Financial Data Schedule (for SEC use only)