Form 10-K
period 1999-12-31
CHOICEPOINT INC
filed 2000-03-10
CIK 1040596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER - 1-13069
                                CHOICEPOINT INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   GEORGIA                                       58-2309650
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

             1000 ALDERMAN DRIVE                                   30005
             ALPHARETTA, GEORGIA                                 (Zip Code)
   (Address of Principal Executive Offices)

                                 (770) 752-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON WHICH
             TITLE OF EACH CLASS                                REGISTERED
             -------------------                      ------------------------------
   Common Stock, par value $.10 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $1,140,135,545 as of March 6, 2000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 29,528,082 shares of Common Stock, par value $.10 per share, outstanding as of March 6, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the 2000 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10 (as related to Directors), 11, 12 and 13.

     Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference in Parts II and IV.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................   1
  Item 1.  Business.........................................   1
  Item 2.  Properties.......................................   6
  Item 3.  Legal Proceedings................................   6
  Item 4.  Submission of Matters to a Vote of Security
           Holders..........................................   6

Part II.....................................................   8
  Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters......................   8
  Item 6.  Selected Financial Data..........................   8
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   8
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk......................................   8
  Item 8.  Financial Statements and Supplementary Data......   9
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   9

Part III....................................................   9
  Item 10. Directors and Executive Officers of the
           Registrant.......................................   9
  Item 11. Executive Compensation...........................   9
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   9
  Item 13. Certain Relationships and Related
           Transactions.....................................   9
Part IV.....................................................   9
  Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................   9

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CHOICEPOINT INC. OR ITS MANAGEMENT CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996.). THOSE STATEMENTS AND INFORMATION ARE BASED ON MANAGEMENT'S BELIEFS, PLANS, EXPECTATIONS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO CHOICEPOINT. THE WORDS "MAY," "SHOULD," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "CONTINUE," "BELIEVE," "SEEK," "ESTIMATE," AND SIMILAR EXPRESSIONS USED IN THIS REPORT THAT DO NOT RELATE TO HISTORICAL FACTS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

     THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDE THE FOLLOWING: (I) THE LEVELS OF DEMAND FOR CHOICEPOINT'S EXISTING SERVICES; (II) CHOICEPOINT'S ABILITY TO DEVELOP NEW SERVICES AND TO ADAPT EXISTING SERVICES TO NEW USES; (III) CHOICEPOINT'S ABILITY TO MAINTAIN ACCEPTABLE MARGINS AND ITS ABILITY TO CONTROL ITS COSTS; (IV) THE IMPACT OF FEDERAL, STATE AND LOCAL REGULATORY REQUIREMENTS ON CHOICEPOINT'S BUSINESS, SPECIFICALLY THE PUBLIC RECORDS MARKET AND PRIVACY MATTERS AFFECTING CHOICEPOINT; (V) THE IMPACT OF CONSOLIDATION OR OTHER BUSINESS DEVELOPMENTS IN THE INSURANCE INDUSTRY, WHICH ACCOUNTS FOR APPROXIMATELY 62% OF CHOICEPOINT'S REVENUE; AND (VI) THE UNCERTAINTY OF ECONOMIC CONDI-

TIONS IN GENERAL. MANY OF SUCH FACTORS ARE BEYOND CHOICEPOINT'S ABILITY TO CONTROL OR PREDICT. AS A RESULT, CHOICEPOINT'S FUTURE ACTIONS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND THE MARKET PRICE OF CHOICEPOINT'S COMMON STOCK COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY CHOICEPOINT. DO NOT PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. CHOICEPOINT DOES NOT INTEND TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY, OR ON BEHALF OF, CHOICEPOINT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of decision-making intelligence to businesses, government agencies and individuals. ChoicePoint became an independent public company in August 1997 through the combination of the businesses that had comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

     Based on market share, ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. At its formation, the Company was organized into three service groups: Property & Casualty Insurance Services; Life & Health Insurance Services; and Business & Government Services. Following a series of divestitures since the Spinoff, primarily in the life and health insurance areas, the Company combined all of its insurance related operations into one service group, and since January 1, 1999, has operated its business through two primary service groups: Insurance Services and Business & Government Services.

     ChoicePoint provides most major domestic insurance companies with underwriting and claims information services to assist those companies in assessing the insurability and associated policy pricing of individuals and property. The Company furnishes access to motor vehicle reports, maintains a database of claims histories, provides automated claims verification information services to both the property and casualty and the life and health insurance markets, and provides database marketing services, including pre-screened and direct marketing lists. ChoicePoint also offers pre-employment background investigations, pre-employment and regulatory compliance drug testing services, shareholder locator searches, credential verification service, and due diligence and public record information searches to other corporate and government organizations, as well as to the aforementioned insurance markets. The Company also provides modeling services, customized policy rating and issuance software, property inspections and audits to the commercial insurance market, and laboratory testing services and related technology solutions to the life insurance market.

     ChoicePoint's strategic goal is to be a leading provider of enhanced information services to a broad range of industries. The Company is continuing to expand its data distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in business and government markets, pursuing acquisitions and strategic alliances, developing and enhancing key technological capabilities and maintaining solid financial performance.

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

     In 1996, ChoicePoint acquired Professional Test Administrators, Inc. ("PTA"), headquartered in Chicago, Illinois, to accelerate the Company's entry into the drug testing market. The PTA acquisition gave ChoicePoint the ability to administer all components of substance abuse programs, including results analysis. By offering drug testing services, ChoicePoint is able to enhance the value of its employment services by creating a total hiring solution for customers.

     In August 1996, ChoicePoint acquired 70% of the outstanding capital stock of CDB Infotek, currently marketed under the name ChoicePoint ("ChoicePoint PRO"), an automated public records company with more than 1,600 online public record databases, including criminal, bankruptcy, judgment and lien databases. Through the exercise of an option, the Company acquired the remaining outstanding shares of ChoicePoint PRO, which is now a wholly owned subsidiary of ChoicePoint. Headquartered in Santa Ana, California, ChoicePoint PRO serves corporations and the legal, insurance and investigative markets.

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

     To add to its drug testing medical review officer offerings, in 1997 ChoicePoint acquired the assets of Drug Free, Inc., a drug testing information services company. In April 1998, ChoicePoint acquired the assets of Attest National Drug Testing, Inc., a drug testing information services company, and Application Profiles, Inc., a full service background investigation company. In October 1998, the Company acquired Informus Corporation ("Informus") in order to leverage their Internet technology and expand its automated offerings in the pre-employment screening market. The Informus acquisition allows the Company to provide complete range of web-based solutions by integrating its pre-employment background and drug testing services over the Internet to its corporate customers, and the acquisition provides further growth opportunities for the Company in the small to mid-sized company market. Also in November 1998, the Company acquired Tyler-McLennon, Inc., a provider of employment background screening services and record searches.

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

     In October 1998, the Company acquired ChoicePoint Direct Inc., formerly known as Customer Development Corporation ("CP Direct"). CP Direct is a full-service, fully integrated database marketing company providing customized marketing programs primarily for clients in the insurance, consumer finance, publishing and banking industries.

     In November 1998, the Company acquired EquiSearch Services, Inc. ("EquiSearch"). The EquiSearch acquisition allowed the Company to expand its value-added applications of Company data and to offer consumer-benefit services. EquiSearch's primary function is to contract with companies or stock transfer agents to locate lost stockholders of Fortune 1000 and other public corporations.

     In December 1998, in order to increase the Company's presence in the personal automobile insurance market, ChoicePoint acquired DATEQ Information Network, Inc. ("DATEQ"), a provider of underwriting services to that market. The DATEQ acquisition allowed the Company to bring enhanced risk assessment products and services to its core insurance customer base.

     Also in December 1998, the Company sold its life and health insurance field underwriting services and insurance claim investigation services to PMSI Services, Inc. This transaction, when combined with the December 1997 sale of the paramedical examination business to Pediatric Services of America, Inc., completes ChoicePoint's strategy of exiting the labor-intensive life and health and investigative field businesses.

     In May 1999, the Company purchased the assets of Washington Document Service, Inc., a leading nationwide court document research and retrieval company serving the legal market, which complements the Company's existing public record service. In July 1999, the Company acquired Data Tracks Technology, Inc., a public record information company based in Sarasota, Florida. This acquisition strengthens the Company's online public record data in the Florida market and brings a strong web-based solution that is leveragable into certain markets and customers. In November 1999, the Company acquired the stock of DataMart, Inc. which provides software database services for ChoicePoint companies.

     In January 2000 the Company completed the previously-announced sale of its operations in the United Kingdom to Experian Limited, including the CUE UK database, a proprietary database containing home and motor insurance claims information.

     Also in January 2000, the Company purchased Statewide Data Services, Inc. ("SDS"), the insurance industry's largest provider of prospecting leads and related services to property and casualty agents. Management believes that this acquisition, combined with the Company's underwriting information and direct marketing services, will provide the insurance industry with a complete and integrated suite of direct marketing products and services.

     Effective February 1, 2000, the Company acquired National Safety Alliance, Incorporated ("NSA"), one of the largest independent drug testing administration companies in the United States, to strengthen the Company's position as a leading single-source provider of pre-employment solutions. NSA contracts with customers as a third-party administrator of drug tests used for determining employment eligibility.

     On February 14, 2000, the Company announced a proposed merger with DBT Online, Inc., a public record services provider, ("DBT") which the Company believes will significantly complement its public records business. DBT primarily provides mid-sized companies with online public records information whereas ChoicePoint's current customers primarily represent Fortune 1000 corporations which the Company provides with a broad range of information services. The Company will acquire all of the outstanding capital stock of DBT in a pooling-of-interest transaction. The transaction remains subject to regulatory and shareholder approval.

PRODUCTS AND CUSTOMERS

     As indicated above, following a series of divestitures since the Spinoff, primarily in the life and health insurance areas, the Company has combined all of its insurance related operations into one service group, and, since January 1, 1999, has operated through two primary service groups: Insurance Services and Business & Government Services. ChoicePoint's offices are primarily located throughout the United States. The Company's business is not seasonal. The following table reflects the revenue generated by each of ChoicePoint's two service groups, and from the divested and discontinued product lines, from 1997 through 1999 and the percentage contribution by each group to ChoicePoint's revenue for each such year.

                      HISTORICAL REVENUE BY SERVICE GROUP

                                                   1999              1998              1997
                                              --------------    --------------    --------------
                                               AMOUNT     %      AMOUNT     %      AMOUNT     %
                                              --------   ---    --------   ---    --------   ---
                                                            (DOLLARS IN THOUSANDS)
Insurance Services..........................  $264,834    62%   $246,463    70%   $214,386    73%
Business & Government Services..............   164,958    38     103,488    30      80,193    27
                                              --------   ---    --------   ---    --------   ---
Subtotal....................................   429,792   100%    349,951   100%    294,579   100%
Divested & Discontinued Product Lines.......       351            56,524           122,742
                                              --------          --------          --------
          Total.............................  $430,143          $406,475          $417,321
                                              ========          ========          ========

     Insurance Services. ChoicePoint provides underwriting information to property and casualty insurance companies in the United States. Personal lines property and casualty insurance services include automated direct marketing, underwriting and claims information, such as motor vehicle reports, the Company's Comprehensive Loss Underwriting Exchange ("C.L.U.E.(R)") database services, vehicle registration services, credit reports, modeling services, ChoicePointLink(TM), (insurance agent software), and driver's license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters), which enables them to assess underwriting risks and pending claims in the auto and home insurance markets. ChoicePoint's proprietary ChoicePoint Rules(TM) systems automate customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using mainframe, personal computer and Internet web-based communications.

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

     Business & Government Services. In addition to serving the property and casualty and life and health insurance markets, ChoicePoint provides risk management and fraud prevention services and related technology solutions, shareholder locator services and database marketing services to Fortune 1000 corporations, asset-based lenders, legal and professional service providers, health care service providers and local, state and federal government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (i) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; and (ii) comprehensive drug screening program management and administration and due diligence and creditial verification services to legal and professional services.

     The Company also provides enhanced information services to government agencies, such as (i) uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, (ii) providing parent locator services, which locate for the public sector individuals who are in violation of court mandates and (iii) screening of certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud. In connection with its business and government services, the Company provides automated and on-demand searches and filings of public business records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure.

     Customers. ChoicePoint's customer base includes substantially all domestic insurance companies, many Fortune 1000 companies and certain local, state and federal government agencies. The Company has more than 10,000 customers, none of which represented more than 10% of the Company's total revenue in 1999.

     Both of ChoicePoint's current service groups have the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.

COMPETITION

     The Company operates in a number of geographic and product and service markets, which are highly competitive. In the insurance services market, ChoicePoint's competitors include Trans Union Corporation, American Insurance Services Group, a unit of Insurance Services Office, Inc., Insurance Information Exchange, L.L.C., a subsidiary of AMS Services, Inc. and LabOne, Inc. with respect to insurance laboratory services. In the business and government services market, ChoicePoint's competitors in the automated public records market currently include DBT Online, Inc., the Lexis-Nexis service of Reed Elsevier PLC, Online Professional Electronic Network LLC, Dallas Computer Services, Inc. and InfoUSA Inc. while its competitors in the pre-employment screening and drug testing services market include various security companies and clinical laboratories, including Pinkertons Inc., Avert, Inc. and Laboratory Corporation of America Holdings. Its competitors in database marketing services offerings include Acxiom Corporation and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by EquiSearch, the Company competes with Keane Tracers, Inc. and Shareholder Communications Corporation. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.

SOURCES OF SUPPLY

     ChoicePoint's operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities, and on-line search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, if material changes in state or federal laws regulating or prohibiting the distribution of public records were to occur, the Company's financial condition and results of operations could be materially affected. In the event that such a termination occurred, the Company believes that it could acquire the data from other sources, however, such termination could have a material adverse effect on the Company's financial condition or results of operations.

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

EMPLOYEES

     As of December 31, 1999, ChoicePoint employed approximately 3,600 persons, none of whom were unionized. Substantially all of the Company's workforce is employed in the United States. As of December 31, 1999, ChoicePoint employed approximately 350 individuals in Olathe, Kansas in its Osborn Group facilities, approximately 240 individuals in Hartford, Connecticut in its PRC facilities, approximately 170 individuals in Santa Ana, California at its ChoicePoint PRO location, approximately 390 individuals in Peoria, Illinois in its CP Direct location, about 80 employees at its CP Commercial Specialists office in Overland Park, Kansas, approximately 250 individuals in St. Petersburg, Florida at its Application Profiles office, approximately 29 employees in White Plains, New York at its EquiSearch offices, and approximately 20 individuals at the Sarasota, Florida location. Subsequent to year-end the Company added approximately 160 employees in Pensacola, Florida at the SDS office and approximately 60 NSA employees in Nashville, Tennessee. Approximately 600 individuals are employed in the Atlanta area in the Company's headquarters and two branch office locations. The balance of ChoicePoint's employees are located in the Company's remaining offices. ChoicePoint believes that its relations with its employees are good.

PROPRIETARY MATTERS

     ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current duration for federal registrations range from seven to fifteen years, but each registration may be renewed an unlimited number of times. Other trademarks and trade names used in the Company's business are registered and maintained in the U.S. and the United Kingdom. C.L.U.E. is a registered trademark of ChoicePoint.

ITEM 2.  PROPERTIES

     ChoicePoint's principal executive offices are located in 206,000 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. ChoicePoint maintains approximately 65 other offices in the United States. These offices, all of which are leased, contain a total of approximately 423,300 square feet of space. Through Osborn Group, ChoicePoint owns two laboratory facilities in Olathe, Kansas with approximately 76,000 square feet of space. Through CP Direct, ChoicePoint owns four buildings in Peoria, Illinois representing approximately 182,000 square feet of space. The Company ordinarily leases office space of the general commercial type for conducting its business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS OF REGISTRANT

     Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 10, 2000:

NAME AND POSITION                                             AGE   EXECUTIVE OFFICER SINCE
-----------------                                             ---   -----------------------
Derek V. Smith, Chairman, President and Chief Executive       45             1997
  Officer...................................................
Douglas C. Curling, Chief Operating Officer and Treasurer...  45             1997
Dan H. Rocco, Executive Vice President......................  60             1997
David T. Lee, Executive Vice President......................  40             1997
J. Michael de Janes, General Counsel and Secretary..........  42             1997
Michael S. Wood, Chief Financial Officer....................  45             2000

     Derek V. Smith, 45, has served as President, Chief Executive Officer and a Director of the Company since May 1997 and as Chairman of the Board since May 1999. Mr. Smith served as Executive Vice President of Equifax and Group Executive of the Insurance Services Group of Equifax from 1993 until the Spinoff. From 1991 to 1993, he served as Senior Vice President and Chief Financial Officer of Equifax. He also serves as a director of Metris Companies Inc.

     Douglas C. Curling, 45, has served as Chief Operating Officer and Treasurer since May 1999. He served as Executive Vice President, Chief Financial Officer and Treasurer of ChoicePoint from the Spinoff until May 1999. He served as Senior Vice President -- Finance and Administration of the Insurance Services Group of Equifax from 1993 until the Spinoff.

     Dan H. Rocco, 60, has served as Executive Vice President of ChoicePoint since the Spinoff. He served as Senior Vice President -- Operations of the Insurance Services Group of Equifax from 1993 until the Spinoff. Mr. Rocco served as President and General Manager of the Automated Services Division of the Insurance Services Group of Equifax from 1991 to 1993.

     David T. Lee, 40, has served as Executive Vice President since May 1999 and prior to that served as Senior Vice President of ChoicePoint from the Spinoff until May 1999. He served as Vice President -- Property & Casualty Marketing and Sales of the Insurance Services Group of Equifax from 1991 until the Spinoff.

     J. Michael de Janes, 42, has served as General Counsel of ChoicePoint since the Spinoff, and has been Secretary of the Company since April 1998. He served as Vice President and Counsel of the Insurance Services Group of Equifax from 1993 until the Spinoff.

     Michael S. Wood, 45, has served as Chief Financial Officer since February 2000. From 1997 until January 2000 he served as Chief Financial Officer of Lane Bryant, Inc., a division of The Limited, Inc. and from 1995 to 1997 he served as Vice President -- Finance of Lane Bryant, Inc.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CPS." Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions "Market Information" and "Quarterly Activity" on page 39 of the 1999 Annual Report to Shareholders (the "Annual Report"), a copy of which page is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information included under the caption "Management's Discussion and Analysis" on pages 18 through 21 of the Annual Report, a copy of which pages are included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 1999. The information below should be read in conjunction with Note 6 of the "Notes to Consolidated Financial Statements" on pages 30 through 31 of the Annual Report, copies of which pages are included in
Exhibit 13 to this Form 10-K and are incorporated herein by reference.

     In August 1997, the Company entered into a $250 million unsecured floating rate revolving credit facility (the "Credit Facility") with a group of banks. As of December 31, 1999, $184 million was outstanding under the Credit Facility. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175 million at December 31, 1999 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 5.43% plus a credit spread.

     In December 1999, the Company entered into a $100 million unsecured revolving credit facility with a group of banks (the "1999 Facility"). The 1999 Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. The Company may select from several pricing options for borrowings under the 1999 Facility, including the lender's base rate, LIBOR plus the applicable margin, or the lender's cost of funds plus the application margin.

     Based on the Company's overall interest rate exposure at December 31, 1999, a near-term change in interest rates would not materially affect the consolidated financial position, results or operations or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information included under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 23 through 37 of the Annual Report, copies of which pages are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has neither changed its independent accountants nor had any disagreements on accounting and financial disclosures with such accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to Directors and Executive Officers of the Company is included in the sections entitled "Election of ChoicePoint Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company's executive officers is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the sections entitled "ChoicePoint Executive Compensation," "Management Compensation and Benefits Committee Report on Executive Compensation," "Election of ChoicePoint Directors," "Employment Agreements and Change-in-Control Agreements," "Compensation Committee Interlocks and Insider Participation," and "ChoicePoint Stock Performance Graph" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the sections entitled "ChoicePoint Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to exhibits, financial statements and schedules.

          (1) Financial Statements

          Consolidated Balance Sheets for the Years Ended December 31, 1999 and 1998 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

          Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

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

          (3) Exhibits required by Item 601 of Regulation S-K:

          The following exhibits are included in this Form 10-K:

EXHIBIT
  NO.         DESCRIPTION
-------       -----------
  2.1    --   Purchase Agreement, by and among ChoicePoint Inc.,
              ChoicePoint Acquisition Company and DBT Online, Inc.
              (incorporated by reference to Exhibit 2.1 of the Company's
              Current Report on Form 8-K, filed February 15, 2000).
  3.1    --   Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1999).
  3.2    --   Articles of Incorporation of the Company, as amended
              (incorporated by reference to Exhibit 3.1 of the Company's
              Registration Statement on Form S-1, as amended, File No.
              333-30297).
  4.1    --   Amendment No. 2 to the Rights Agreement between ChoicePoint
              Inc. and SunTrust Bank, Atlanta dated February 14, 2000
              (incorporated by reference to Exhibit 4.1 of the Company's
              Current Report on Form 8-K, filed February 15, 2000).
  4.2    --   Amendment No. 1 to the Rights Agreement, dated as of June
              21, 1999, between ChoicePoint Inc. and SunTrust Bank,
              Atlanta (incorporated by reference to Exhibit 4.2 of the
              Company's Current Report on Form 8-A, filed August 17,
              1999).
  4.3    --   Rights Agreement, dated as of October 29, 1997, by and
              between ChoicePoint Inc. and SunTrust Bank, Atlanta
              (incorporated by reference to Exhibit 4.2 of the Company's
              Form 8-A, filed November 5, 1997).
  4.4    --   Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
              Form S-1, as amended, File No. 333-30297).
 10.1    --   Form of Employment Agreement between the Company and each of
              Derek V. Smith, Douglas C. Curling, David T. Lee and J.
              Michael de Janes (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended
              December 31, 1997).
 10.2    --   ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan
              (incorporated by reference to Exhibit 10.1 of the Company's
              Quarterly Report on Form 10-Q, for the quarter ended June
              30, 1997).
 10.3    --   Employee Benefits Agreement, dated as of July 31, 1997,
              between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).

EXHIBIT
  NO.         DESCRIPTION
-------       -----------
 10.4    --   Tax Sharing and Indemnification Agreement, dated as of July
              31, 1997, by and between Equifax Inc. and ChoicePoint Inc.
              (incorporated by reference to Exhibit 10.7 of the Company's
              Quarterly Report on Form 10-Q, for the quarter ended June
              30, 1997).
 10.5    --   Revolving Credit Agreement, dated as of August 5, 1997,
              among ChoicePoint Inc., the Lenders Listed Therein and
              Wachovia Bank, N.A. as Administrative Agent, and SunTrust
              Bank, Atlanta, as Documentation Agent (incorporated by
              reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).
 10.6    --   Master Agreement, dated as of July 31, 1997, among
              ChoicePoint Inc., SunTrust Banks, Inc. and SunTrust Bank,
              Atlanta, as Agent (incorporated by reference to Exhibit
              10.11(a) of the Company's Quarterly Report on Form 10-Q, for
              the quarter ended June 30, 1997).
 10.7    --   Lease agreement, dated as of July 31, 1997, between
              ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.11(b) of the Company's Quarterly
              Report on Form 10-Q, for the quarter ended June 30, 1997).
 10.8    --   Georgia Lease Supplement, dated as of July 31, 1997, between
              ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.11(c) of the Company's Quarterly
              Report on Form 10-Q, for the quarter ended June 30, 1997).
 10.9    --   Operative Guaranty, dated as of July 31, 1997, by
              ChoicePoint Inc. as Guarantor. (incorporated by reference to
              Exhibit 10.11(d) of the Company's Quarterly Report on Form
              10-Q, for the quarter ended June 30, 1997).
 10.10   --   Construction Agency Agreement, dated as of July 31, 1997,
              between SunTrust Banks, Inc. and ChoicePoint Inc.
              (incorporated by reference to Exhibit 10.11(e) of the
              Company's Quarterly Report on Form 10-Q, for the quarter
              ended June 30, 1997).
 10.11   --   Sublease Agreement, dated as of July 31, 1997, between
              Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta,
              Georgia [J.V. White Technology Center]). (incorporated by
              reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).
 10.12   --   ChoicePoint Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration
              Statement on Form S-1, as amended, File No. 333-30297).
 10.13   --   Agreement, dated July 24, 1996, by and between Equifax Inc.
              and Dan Rocco, to be effective January 1, 1996 (relating to the compensation of Mr. Rocco) (incorporated by reference to
              Exhibit 10.9 of the Company's Registration Statement on Form
              S-1, as amended, File No. 333-30297).
 10.14   --   Revolving Credit Agreement dated as of December 29, 1999
              among ChoicePoint Inc., the Lenders listed therein, Wachovia
              Bank, N.A. as Administrative Agent, SunTrust Bank, Atlanta,
              as Documentation Agent, and First Union National Bank, as
              Managing Agent.
 10.15   --   First Amendment to the Master Agreement, dated as of
              September 30, 1998, among ChoicePoint, Inc., as Lessee,
              SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta,
              as Agent.
 10.16   --   Second Amendment to the Master Agreement, dated as of
              December 30, 1999, among ChoicePoint Inc., as Lessee,
              SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta,
              as Agent.
 10.17   --   First Amendment to the Georgia Lease Supplement, dated
              September 30, 1998, between ChoicePoint Inc. and SunTrust
              Banks, Inc.
 10.18   --   Second Amendment to the Georgia Lease Supplement, dated
              December 30, 1999, between ChoicePoint Inc. and SunTrust
              Banks, Inc.
 13      --   The inside front cover and pages 18-37 and 39 of the
              Company's 1999 Annual Report To Shareholders.

EXHIBIT
  NO.         DESCRIPTION
-------       -----------
 21      --   Subsidiaries of the Company.
 23      --   Consent of Arthur Andersen LLP, Independent Public
              Accountants.
 27      --   Financial Data Schedule (for SEC use only).

     Copies of the Company's Form 10-K that are furnished pursuant to the written request of the Company's shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company's Director, Investor Relations, specifying the exhibit or exhibits requested.

     (b) Reports on Form 8-K

     A report on Form 8-K, filed on February 15, 2000, announced the execution of a definitive agreement for the Company to acquire all of the outstanding stock of DBT Online, Inc. in a merger transaction. The transaction remains subject to regulatory and shareholder approval.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 9, 2000.

                                          CHOICEPOINT INC.

                                          By:      /s/ DEREK V. SMITH
                                            ------------------------------------
                                                       Derek V. Smith
                                               Chairman, President and Chief
                                                      Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ DEREK V. SMITH                    Chairman, President, and Chief   March 9, 2000
-----------------------------------------------------    Executive Officer Vice
                   Derek V. Smith                        President
                                                         and Director

                 /s/ DAVID E. TRINE                    Vice President -- Corporate      March 9, 2000
-----------------------------------------------------    Controller (Principal
                   David E. Trine                        Accounting Officer)

                /s/ C. B. ROGERS, JR.                  Director                         March 8, 2000
-----------------------------------------------------
                  C. B. Rogers, Jr.

                 /s/ RON D. BARBARO                    Director                         March 9, 2000
-----------------------------------------------------
                   Ron D. Barbaro

                 /s/ JAMES M. DENNY                    Director                         March 9, 2000
-----------------------------------------------------
                   James M. Denny

                /s/ TINSLEY H. IRVIN                   Director                         March 9, 2000
-----------------------------------------------------
                  Tinsley H. Irvin

                /s/ NED C. LAUTENBACH                  Director                         March 10, 2000
-----------------------------------------------------
                  Ned C. Lautenbach

                 /s/ JULIA B. NORTH                    Director                         March 9, 2000
-----------------------------------------------------
                   Julia B. North

                /s/ CHARLES I. STORY                   Director                         March 8, 2000
-----------------------------------------------------
                  Charles I. Story

                 /s/ ALAN J. TAETLE                    Director                         March 9, 2000
-----------------------------------------------------
                   Alan J. Taetle