Form 10-Q
period 2000-03-31
CHOICEPOINT INC
filed 2000-05-12
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 2000
                                        ----------------------

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                        Commission File Number: 1-13069


                                CHOICEPOINT INC.
             (Exact name of registrant as specified in its charter)


                  Georgia                                      58-2309650
-------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation              (I.R.S. Employer
    or organization)                                       Identification No.)


 1000 Alderman Drive,  Alpharetta, Georgia                        30005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at April 30, 2000
               -----                         -----------------------------

    Common Stock, $.10 Par Value                      29,605,116

                                CHOICEPOINT INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                                     INDEX




Part I.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

Consolidated Statements of Income -
     Three Months Ended March 31, 2000 and 1999..........................3

Consolidated Balance Sheets -
     March 31, 2000 and December 31, 1999................................4

Consolidated Statement of Shareholders' Equity -
     Three months Ended March 31, 2000...................................5

Consolidated Statements of Cash Flows -
     Three months Ended March 31, 2000 and 1999..........................6

Notes to Consolidated Financial Statements...............................7

Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial Condition...................11

Item 3. Quantitative and Qualitative Disclosures about Market Risk......14


Part II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................15

Item 2. Changes in Securities and Use of Proceeds ......................15

Item 3. Defaults Upon Senior Securities.................................15

Item 4. Submission of Matters to a Vote of Security Holders.............15

Item 5. Other Information...............................................15

Item 6. Exhibits and Reports on Form 8-K................................15

Signatures..............................................................17

Exhibit Index...........................................................18

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                          Three Months Ended
                                                               March 31,
(In thousands, except per share data)                     2000          1999
-------------------------------------------------------------------------------

Operating revenue                                      $  122,872     $   99,684
Costs and expenses:
   Cost of services                                        77,955         64,570
   Selling, general and administrative                     22,138         17,694
   Unusual items                                               --          1,583
                                                       ----------     ----------
      Total costs and expenses                            100,093         83,847

Operating income                                           22,779         15,837
Gain on sale of businesses, net                                --          2,513
Interest expense                                            3,395          2,556
                                                       ----------     ----------

Income before income taxes                                 19,384         15,794
Provision for income taxes                                  8,044          6,839
                                                       ----------     ----------
Net income                                             $   11,340     $    8,955
                                                       ==========     ==========

Earnings per share - basic (Notes 5 and 6)             $     0.39     $     0.31
   Weighted average shares - basic                         29,080         28,874

Earnings per share - diluted (Notes 5 and 6)           $     0.37     $     0.30
   Weighted average shares - diluted                       30,628         29,610



 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                            March 31,      December 31,
(In thousands, except par values)                                             2000            1999
--------------------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                               $    6,701      $   40,085
   Accounts receivable, net of allowance for doubtful accounts
      of $4,359 in 2000 and $3,831 in 1999                                    120,322          98,784
   Deferred income tax assets                                                   7,639           7,177
   Other current assets                                                        12,736           9,795
                                                                           ----------      ----------
      Total current assets                                                    147,398         155,841

Property and equipment, net                                                    55,886          52,559
Goodwill, net                                                                 326,707         255,182
Deferred income tax assets                                                     16,751          16,580
Other                                                                          53,232          52,710
                                                                           ----------      ----------
      Total Assets                                                         $  599,974      $  532,872
                                                                           ==========      ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt                $    8,166      $      595
   Accounts payable                                                            26,695          24,515
   Accrued salaries and bonuses                                                 9,985          19,036
   Other current liabilities                                                   54,312          44,216
                                                                           ----------      ----------
      Total current liabilities                                                99,158          88,362

Long-term debt, less current maturities                                       232,170         187,195
Postretirement benefit obligations                                             47,506          47,782
Other long-term liabilities                                                     6,857           6,622
                                                                           ----------      ----------
      Total liabilities                                                       385,691         329,961
                                                                           ----------      ----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                                 --              --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued and outstanding - 29,563 in 2000 and 29,539 in 1999                2,956           2,954
   Paid-in capital                                                            122,876         123,044
   Retained earnings                                                           99,892          88,552
   Cumulative translation adjustments                                             (23)           (221)
   Stock held by employee benefit trusts, at cost, 468 shares in 2000
     and 1999                                                                 (11,418)        (11,418)
                                                                           ----------      ----------
      Total shareholders' equity                                              214,283         202,911
                                                                           ----------      ----------
      Total Liabilities and Shareholders' Equity                           $  599,974      $  532,872
                                                                           ==========      ==========


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                          Cumulative     Stock Held
                                  Comprehensive    Common       Paid-in       Retained    Translation    By Benefit
(In thousands)                       Income        Stock        Capital       Earnings    Adjustments      Trusts          Total
--------------                    ------------    --------      --------      --------    -----------    ----------      ----------

Balance, December 31, 1999                        $ 2,954      $ 123,044      $88,552       $(221)       $(11,418)       $ 202,911
Net Income                         $ 11,340            --             --       11,340          --              --           11,340
Translation adjustments                 198            --             --           --         198              --              198
                                   --------
Comprehensive income               $ 11,538
                                   ========
Restricted stock plans, net                            (4)        (1,034)          --          --              --           (1,038)
Stock options exercised                                 6            866           --          --              --              872
                                                  -------      ---------      -------       -----        --------        ---------
Balance, March 31, 2000                           $ 2,956      $ 122,876      $99,892       $ (23)       $(11,418)       $ 214,283
                                                  =======      =========      =======       =====        ========        =========


  The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Three Months Ended March 31,

                                                                     2000             1999
-----------------------------------------------------------------------------------------------
                                                                        (In thousands)

Cash flows from operating activities:
   Net income                                                     $  11,340       $   8,955
   Adjustments to reconcile net income to net cash
      used by operating activities:
    Depreciation and amortization                                    10,566           9,784
    Provision for unusual items                                          --           1,583
    Gain on sale of businesses, net                                      --          (2,513)
    Compensation recognized under employee stock plans                  626            (133)
    Payment on employee stock plans                                  (1,495)         (3,378)
    Changes in assets and liabilities,
      excluding effects of acquisitions and divestiture:
       Accounts receivable, net                                     (17,322)         (7,748)
       Deferred income taxes                                           (632)            229
       Other current assets                                          (3,111)           (102)
       Current liabilities, excluding debt                           (2,131)         (9,715)
       Other long-term liabilities, excluding debt                      (42)           (332)
                                                                  ---------       ---------
   Net cash used by operating activities                             (2,201)         (3,370)

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                (79,433)           (769)
  Payment of notes payable for acquisitions                              --         (22,701)
  Cash proceeds from sale of businesses                               1,500          22,000
  Additions to property and equipment                                (3,053)         (3,267)
  Additions to other assets, net                                     (3,615)         (2,968)
                                                                  ---------       ---------
  Net cash used by investing activities                             (84,601)         (7,705)

Cash flows from financing activities:
   Proceeds from long-term debt                                      75,000          30,000
   Payments on long-term debt                                       (30,025)        (20,105)
   Net short-term borrowings                                          7,571          (5,131)
   Proceeds from exercise of stock options                              872             663
                                                                  ---------       ---------
  Net cash provided by financing activities                          53,418           5,427
                                                                  ---------       ---------

Effect of foreign currency exchange rates on cash                        --            (114)
                                                                  ---------       ---------
Net decrease in cash                                                (33,384)         (5,762)
Cash and cash equivalents, beginning of period                       40,085          18,883
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $   6,701       $  13,121
                                                                  =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (UNAUDITED)



1.  ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company") is a leading provider of decision making intelligence to businesses, individuals and government agencies. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services.

     The Insurance Services group provides information products and services used in the underwriting and marketing processes by property and casualty and life insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, credit information, and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market, and laboratory testing services and related technology solutions to the life and health insurance market.

     The Business & Government Services group provides direct marketing and information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include pre-employment background and drug screenings, public record searches, credential verification, due diligence information, uniform commercial code searches and filings, database marketing services and people and shareholder locator searches.

2.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoicePoint Inc. and its wholly owned subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The adjustments have been of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

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

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, is excluded from revenue and is recorded as a reduction to cost of services in the consolidated financial statements. Registry revenue was $89.7 million and $87.5 million for the three months ended March 31, 2000 and 1999, respectively.

ChoicePoint Direct Inc., f/k/a Customer Development Corporation, a business acquired in the fourth quarter of 1998, passes on material, shipping and postage charges to its customers. These charges are excluded from revenue and are recorded as a reduction to cost of services in the consolidated financial statements. Charges passed through to customers for the three months ended March 31, 2000 and 1999 were $10.4 million and $9.9 million, respectively.

5.   EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options.

6.   STOCK SPLIT

On November 24, 1999, ChoicePoint effected a two-for-one stock split in the form of a stock dividend. Shareholders of record as of November 10, 1999 received one additional share of common stock for each share they held on the record date. Share and per share data for all periods presented have been adjusted to reflect the split.

7.   DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. In December 1999, ChoicePoint entered into an additional $100 million unsecured revolving credit facility ("Revolving Facility") with a group of banks. The Revolving Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. Total borrowings under the two credit facilities were $229.0 million at March 31, 2000. In addition, there was $3.6 million of other long-term debt outstanding at March 31, 2000.

Short-term borrowings at March 31, 2000 include $7.7 million from a line of credit with a bank.

8.   STOCK OPTIONS

During the first quarter of 2000, stock options to purchase approximately 872,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

9.   ACQUISITIONS

In February 2000, the Company entered into a definitive purchase agreement with DBT Online, Inc. ("DBT") to acquire all of the outstanding capital stock of DBT with newly-issued shares of ChoicePoint common stock in a transaction to be accounted for as a pooling-of-interests transaction. Per the agreement, DBT shareholders will receive 0.525 shares of ChoicePoint stock for every share of DBT owned. The Company estimates that approximately 11 million shares of new ChoicePoint stock will be issued. The transaction, which is subject to shareholder approval, is expected to be completed in May 2000.

During the first quarter of 2000, the Company acquired Statewide Data Services, Inc. ("SDS"), a provider of direct marketing services to the property and casualty insurance market, National Safety Alliance, Incorporated ("NSA"), a third-party administrator of drug tests, and Practical Computer Concepts, Inc., d/b/a Fraud Defense Network, a web-based anti-fraud business servicing the insurance claims industry. The total purchase price of the acquisitions, which were accounted for as purchases, was approximately $79.6 million, with approximately $74.6 million of that amount allocated to goodwill. The Company has accrued $1.5 million for transaction-related costs including lease terminations and personnel-related costs.

10.  DIVESTITURES

In January 2000, the Company completed the sale of ChoicePoint Limited, the Company's United Kingdom-based insurance services division. There was no material gain on the sale of the business.

In December 1998, the Company sold its life and health insurance field underwriting services and insurance claims investigation services to PMSI Services, Inc. ("PMSI") and recorded a gain on the sale. The proceeds from the sale included $12.0 million in warrants and $10.0 million in a note receivable. The warrants were discounted by $4.6 million at December 31, 1998. In March 1999, ChoicePoint received $22.0 million plus interest from PMSI for the prepayment of the note receivable and the repurchase of the warrants. As a result, ChoicePoint recognized an additional net pretax gain on the sale of $2.5 million. The net pretax gain includes the unamortized discount of $4.3 million less transaction-related costs including lease termination, additional asset write-offs and personnel-related costs of $1.8 million. In December 1998, the net pretax gain was also net of transaction-related costs, including lease termination and personnel-related costs of $5.9 million that were accrued at the time of divestiture. As of March 31, 2000, approximately $5.6 million has been charged against the total $7.7 million accrued transaction-related costs.

11.  UNUSUAL ITEMS

Operating income for the first quarter of 1999 includes $1.6 million of unusual expense items. The unusual expense items relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

12.  SEGMENT DISCLOSURES

ChoicePoint operates in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months ended March 31, 2000 and 1999 for the two segments and the divested and discontinued lines were as follows:


                                               March 31, 2000                                   March 31, 1999
                                   -----------------------------------------      -------------------------------------------
                                                 Operating                                        Operating
                                                   Income                                           Income
                                                   before                                           before
                                                Acquisition       Operating                       Acquisition     Operating
(In Thousands)                      Revenue     Amortization        Income          Revenue       Amortization      Income
-----------------------------------------------------------------------------------------------------------------------------
Insurance                          $   75,717     $   28,076      $   26,942      $   60,682      $   21,092      $   20,327
B&G                                    47,155          7,339           4,290          36,213           4,481           1,484
Divested & Discontinued                    --             --              --           2,789           1,259           1,259
Corporate                                  --         (8,453)         (8,453)             --          (5,650)         (5,650)
Unusual items (Note 11)                    --             --              --              --          (1,583)         (1,583)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Total                              $  122,872     $   26,962      $   22,779      $   99,684      $   19,599      $   15,837
                                   ==========     ==========      ==========      ==========      ==========      ==========

Corporate expenses represent costs of support functions, incentives and profit sharing that benefit both segments. Acquisition amortization includes goodwill and other intangible amortization related to acquisitions.

Revenue and operating income from divested and discontinued lines in 1999 consists primarily of the operating results of ChoicePoint Limited. ChoicePoint Limited, the Company's United Kingdom-based services division, was sold in January 2000 with no material gain on the sale of the business. In 1999, ChoicePoint Limited's operating results were included in the Insurance Services group.

Depreciation and amortization for the three months ended March 31, 2000 and 1999 were as follows:


                ------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31,
                (In Thousands)
                                                       2000         1999
                ------------------------------------------------------------

                  Insurance                          $  3,971     $  3,637
                  B&G                                   5,902        5,243
                  Divested & Discontinued                  --          367
                  Corporate                               693          537
                                                     --------     --------
                  Total                              $ 10,566     $  9,784
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of decision making intelligence to businesses, individuals and government agencies. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services. See Note 1 to the consolidated financial statements for a description of each market.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Consolidated revenues from continuing operations increased $26.0 million, or 26.8%, to $122.9 million for the three months ended March 31, 2000 from $96.9 million for the three months ended March 31, 1999 primarily as a result of strong revenue performance in the majority of all product lines and in new acquisitions. Comparable consolidated internal growth, excluding the effect of revenue from acquisitions completed the first quarter of 1999, was 19.3%. Consolidated operating income before unusual items increased $5.4 million, or 30.8%, to $22.8 million for the three months ended March 31, 2000 from $17.4 million for the three months ended March 31, 1999. Operating margins (excluding the effects of unusual items) increased to 18.5% for the three months ended March 31, 2000 from 17.5% for the three months ended March 31, 1999.

Revenue from Insurance Services grew $15.0 million, or 24.8%, to $75.7 million for the three months ended March 31, 2000 from $60.7 million for the three months ended March 31, 1999, driven by strong unit performance in personal lines products and laboratory services and the acquisition of Statewide Data Services, Inc. ("SDS") in January 2000. Comparable internal revenue growth for Insurance Services, excluding the effect of revenue from the SDS acquisition, was 19.8%. Operating income increased $6.6 million, or 32.5%, to $26.9 million for the three months ended March 31, 2000 from $20.3 million for the three months ended March 31, 1999, primarily as a result of revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $1.1 million for the three months ended March 31, 2000 from $765,000 for the three months ended March 31, 1999 due to the acquisition of SDS. Operating margins for Insurance Services increased to 35.6% for the three months ended March 31, 2000 from 33.5% for the three months ended March 31, 1999. Excluding acquisition amortization, the operating margin in Insurance Services for 2000 was 37.1% compared to 34.8% for the three months ended March 31, 1999.

Revenue from Business & Government Services increased $10.9 million, or 30.2%, to $47.2 million for the three months ended March 31, 2000 from $36.2 million for the three months ended March 31, 1999. Comparable internal revenue growth for Business & Government Services, excluding the effect of revenue from acquisitions made since the first quarter of 1999, was 19.0% over prior year driven by strong growth in the direct marketing business and new workplace solutions customers. Operating income increased $2.8 million to $4.3 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, was approximately $3.0 million for the three months ended March 31, 2000 and March 31, 1999. Operating margins for Business & Government Services increased to 9.1% for the three months ended March 31, 2000 from 4.1% for the three months ended March 31, 1999. Excluding acquisition amortization, the operating margin in Business & Government Services for 2000 was 15.6% compared to 12.4% for the three months ended March 31, 1999.

Divested and discontinued operations consists primarily of the operating results from ChoicePoint Limited sold January 2000. See Note 10 to the Consolidated Financial Statements.

Corporate expenses represent costs of support functions, e-commerce initiatives, incentives and profit sharing that benefit both segments. The increase to $8.5 million for the three months ended March 31, 2000 from $5.7 million for the three months ended March 31, 1999 is primarily due to the expansion of the Company's branding campaign, increases in compensation expense recognized under employee stock plans and additional research and development costs for e-commerce initiatives.

Unusual items of $1.6 million in the first quarter of 1999 relate primarily to asset impairments ($732,000), severance costs ($451,000) and other one-time costs ($400,000).

Consolidated operating income after unusual items increased $6.9 million, or 43.8%, to $22.8 million for the three months ended March 31, 2000 from $15.8 million for the three months ended March 31, 1999.

In the first quarter of 1999, an additional gain on the December 1998 sale of certain field businesses of $2.5 million was recorded in connection with the prepayment of a note receivable and the repurchase of warrants issued by PMSI Services, Inc. in the transaction. See Note 10 to the consolidated financial statements.

Interest expense was $3.4 million and $2.6 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense for 1999 is net of $431,000 of interest income from the PMSI Services, Inc. note receivable and warrants prior to the prepayment and repurchase made in March 1999.

Net income increased $2.4 million, or 26.6%, to $11.3 million for the three months ended March 31, 2000 from $9.0 million for the three months ended March 31, 1999. The effective tax rate decreased from 43.3% for the three months ended March 31, 1999 to 41.5% for the three months ended March 31, 2000 as a result of lower state income taxes.


FINANCIAL CONDITION AND LIQUIDITY

Cash used by operations was $2.2 million in the first three months of 2000 as increased net income and depreciation and amortization were offset by reductions in current liabilities and increases in accounts receivable and other current assets. During the first three months of 1999, cash used by operations was $3.4 million. During the first three months of 2000, ChoicePoint used $84.6 million for investing activities, including $79.4 million for acquisitions and $6.7 million for additions to property and equipment and other assets. Additions to property and equipment were primarily system upgrades while additions to other assets were primarily software, purchased data files, and software developed for internal use. During the first three months of 1999, ChoicePoint used $7.7 million for investing activities, primarily $3.3 million for additions to property and equipment and $3.0 million for additions to other assets. During the first three months of 2000, net cash provided by financing activities was $53.4 million, as the proceeds from a $100 million unsecured revolving credit facility entered into in December 1999 with a group of banks ("Revolving Facility") were used to fund the SDS and National Safety Alliance, Incorporated ("NSA") acquisitions. Net cash provided by financing activities was $5.4 million in the first three months of 1999, as the $10.1 million net increase in the five-year $250 million revolving credit facility ("Credit Facility") was used to pay down $5.1 million in short-term borrowings.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $5.2 million, or 18.5%, from $28.1 million for the three months ended March 31, 1999 to $33.3 million for the three months ended March 31, 2000. EBITDA is presented not as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs, ChoicePoint entered into the Credit Facility with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The Revolving Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. Total debt outstanding under the two credit facilities was $229 million at March 31, 2000 and $184 million at December 31, 1999. ChoicePoint may use additional borrowings under these facilities to finance acquisitions and general corporate cash requirements. ChoicePoint may also utilize lines of credit with two banks for overnight borrowings. At March 31, 2000, short-term borrowings of $7.7 million were outstanding under a line of credit with a bank.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

YEAR 2000

All applications were certified as Year 2000 compliant prior to December 31, 1999. During the rollover, only minor problems were encountered, none of which resulted in any downtime or lost revenue. Included in operating results for the three months ended March 31, 2000 and March 31, 1999 were $200,000 and $2.2 million, respectively, of expenses incurred to modify existing computer systems and applications to address the Year 2000 compliance issues.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. Management does not expect SFAS No. 133 to have a significant impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This report may contain certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the possible or assumed future results of operations of ChoicePoint, as well as statements preceded by or that include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Other statements, to the extent they are not historical facts, should also be considered forward-looking. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of important factors, including risks and uncertainties. Risks and uncertainties include those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and the other filings made by the Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 2000. The information below should be read in conjunction with Note 7 of the "Notes to Consolidated Financial Statements".

As of March 31, 2000, $229 million was outstanding under two credit facilities. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175 million at March 31, 2000 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 6.14% plus a credit spread.

Based on the Company's overall interest rate exposure at March 31, 2000, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

       2.1    Purchase Agreement, by and among ChoicePoint Inc., ChoicePoint
              Acquisition Corporation and DBT Online, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form
              8-K, filed February 15, 2000).

       3.1    Articles of Incorporation of the Company, as amended
              (incorporated by reference to Exhibit 3.1 of the Company's
              Registration Statement on Form S-1, as amended, File No.
              333-30297).

       3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

       4.1 Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A, filed
              November 5, 1997).

       4.2    Amendment No. 1 to the Rights Agreement, dated as of June 21,
              1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta
              (incorporated by reference to Exhibit 4.2 of the Company's
              Current Report on Form 8-A, filed August 17, 1999).

       4.3    Amendment No. 2 to the Rights Agreement between ChoicePoint Inc.
              and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 15, 2000).


       4.4 Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended, File No. 333-30297).

       27     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

       As previously disclosed in the Annual Report on Form 10-K filed on March 10, 2000, on February 15, 2000, the Company filed a Current Report on Form 8-K, reporting the merger agreement, by and among ChoicePoint Inc., ChoicePoint Acquisition Corporation and DBT Online, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CHOICEPOINT INC.
                                    (Registrant)


May 12, 2000                        /s/ Derek V. Smith
   Date                             --------------------------------------------
                                    Derek V. Smith, Chairman and
                                    Chief Executive Officer



May 12, 2000                        /s/ Michael S. Wood
   Date                             --------------------------------------------
                                    Michael S. Wood, Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit           Description of Exhibit
-------           ----------------------

2.1               Purchase Agreement, by and among ChoicePoint Inc.,
                  ChoicePoint Acquisition Corporation and DBT Online, Inc.
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Current Report on Form 8-K, filed February 15, 2000).

3.1               Articles of Incorporation of the Company, as amended
                  (incorporated by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-1, as amended, File No.
                  333-30297).

3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1 Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Form 8-A, filed November 5, 1997).

4.2               Amendment No. 1 to the Rights Agreement, dated as of June 21,
                  1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Current Report on Form 8-A, filed August 17, 1999).

4.3               Amendment No. 2 to the Rights Agreement between ChoicePoint
                  Inc. and SunTrust Bank, Atlanta dated February 14, 2000
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report on Form 8-K, filed February 15, 2000).

4.4 Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
                  Form S-1, as amended, File No. 333-30297).

27                Financial Data Schedule (for SEC use only).