Form 10-Q
period 2000-06-30
CHOICEPOINT INC
filed 2000-08-11
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                   -------    --------

                         Commission File Number: 1-13069

                                CHOICEPOINT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                                    58-2309650
-----------------------------------------------       --------------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                           Identification No.)

1000 Alderman Drive,  Alpharetta, Georgia                        30005
-----------------------------------------------       --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 31, 2000
           -----                             ----------------------------
Common Stock, $.10 Par Value                           40,294,653

                                CHOICEPOINT INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                                         Page No.
                                                                                         --------

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income -
     Three Months Ended June 30, 2000 and 1999 and
     Six Months Ended June 30, 2000 and 1999 .............................................   3

Consolidated Balance Sheets -
     June 30, 2000 and December 31, 1999 .................................................   4

Consolidated Statement of Shareholders' Equity -
     Six Months Ended June 30, 2000 ......................................................   5

Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2000 and 1999 .............................................   6

Notes to Consolidated Financial Statements ...............................................   7

Item 2. Management's Discussion and Analysis
     of Results of Operations and Financial Condition ....................................  12

Item 3. Quantitative and Qualitative Disclosures about Market Risk .......................  17

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings ................................................................  18

Item 2. Changes in Securities and Use of Proceeds ........................................  18

Item 3. Defaults Upon Senior Securities ..................................................  18

Item 4. Submission of Matters to a Vote of Security Holders ..............................  18

Item 5. Other Information ................................................................  19

Item 6. Exhibits and Reports on Form 8-K .................................................  19

Signatures ...............................................................................  20

Exhibit Index  ...........................................................................  21

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
(In thousands, except per share data)                     2000           1999          2000          1999
-------------------------------------                   --------       --------      --------      --------
Operating revenue                                       $148,486       $127,219      $295,206      $244,785
Costs and expenses:
   Cost of services                                       84,247         75,425       174,448       151,362
   Selling, general and administrative                    36,049         29,789        68,268        51,486
   Merger-related costs & unusual items                   28,949            817        28,949         2,400
                                                        --------       --------      --------      --------
      Total costs and expenses                           149,245        106,031       271,665       205,248

Operating income (loss)                                     (759)        21,188        23,541        39,537
Gain on sale of businesses, net                               --             --            --         2,513
Interest expense                                           3,228          2,453         6,205         4,566
                                                        --------       --------      --------      --------

Income (loss) before income taxes                         (3,987)        18,735        17,336        37,484
Provision for income taxes                                 1,791          7,876        10,513        15,720
                                                        --------       --------      --------      --------
Net income (loss)                                       $ (5,778)      $ 10,859      $  6,823      $ 21,764
                                                        ========       ========      ========      ========

Earnings (loss) per share - basic (Notes 5 & 6)         $  (0.15)      $   0.28      $   0.17      $   0.56
   Weighted average shares - basic                        39,754         38,917        39,706        38,861

Earnings (loss) per share - diluted (Notes 5 & 6)       $  (0.15)      $   0.27      $   0.16      $   0.54
   Weighted average shares - diluted                      39,754         40,772        41,543        40,435

              The accompanying notes are an integral part of these
                            consolidated statements.

                                CHOICEPOINT INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,      December 31,
(In thousands, except par values)                                             2000            1999
---------------------------------                                          ---------      ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                               $  42,055       $  73,101
   Accounts receivable, net of allowance for doubtful accounts
      of $5,061 in 2000 and $4,670 in 1999                                   128,365         111,459
   Short-term investments                                                         --          16,500
   Deferred income tax assets                                                  9,157           8,595
   Other current assets                                                       11,559          13,508
                                                                           ---------       ---------
      Total current assets                                                   191,136         223,163

Property and equipment, net                                                   74,111          73,983
Goodwill, net                                                                350,294         284,123
Deferred income tax assets                                                    17,057          13,582
Other                                                                         73,414          72,929
                                                                           ---------       ---------
      Total Assets                                                         $ 706,012       $ 667,780
                                                                           =========       =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt                $     581       $     595
   Accounts payable                                                           32,556          34,738
   Accrued salaries and bonuses                                               18,957          20,064
   Other current liabilities                                                  62,911          51,475
                                                                           ---------       ---------
      Total current liabilities                                              115,005         106,872

Long-term debt, less current maturities                                      206,941         187,195
Postretirement benefit obligations                                            46,976          47,782
Other long-term liabilities                                                    6,230           6,622
                                                                           ---------       ---------
      Total liabilities                                                      375,152         348,471
                                                                           ---------       ---------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                                --              --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued and outstanding - 40,284 in 2000 and 40,110 in 1999               4,028           4,011
   Paid-in capital                                                           227,687         223,388
   Retained earnings                                                         110,627         103,804
   Cumulative other comprehensive income                                         (64)           (476)
   Stock held by employee benefit trusts, at cost, 468 shares in 2000
     and 1999                                                                (11,418)        (11,418)
                                                                           ---------       ---------
      Total shareholders' equity                                             330,860         319,309
                                                                           ---------       ---------
      Total Liabilities and Shareholders' Equity                           $ 706,012       $ 667,780
                                                                           =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                    CHOICEPOINT INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       (UNAUDITED)

                                                                                            Cumulative
                                                                                              Other       Stock Held
                                Comprehensive    Common         Paid-in        Retained    Comprehensive  By Benefit
(In thousands)                     Income         Stock         Capital        Earnings       Income        Trusts         Total
                                -------------    -------        -------        --------    -------------  -----------    ----------
Balance, December 31, 1999 as
  previously reported                              2,954       $ 123,044      $  88,552      $  (221)      $(11,418)      $ 202,911
DBT pooling of interests                           1,057         100,344         15,252         (255)            --         116,398
                                                 -------       ---------       --------      -------       --------       ---------
Balance December 31, 1999                        $ 4,011       $ 223,388      $ 103,804      $  (476)      $(11,418)      $ 319,309
Net Income                         $ 6,823            --             --           6,823           --             --           6,823
Change in unrealized net loss
    on investments                     255            --             --              --          255             --             255
Translation adjustments                157            --             --              --          157             --             157
                                   -------
Comprehensive income               $ 7,235
Restricted stock plans, net        =======            (4)           (580)            --           --             --            (584)
Stock options exercised                               21           4,879             --           --             --           4,900
                                                 -------       ---------      ---------      -------       --------       ---------
Balance, June 30, 2000                           $ 4,028       $ 227,687      $ 110,627      $   (64)      $(11,418)      $ 330,860
                                                 =======       =========      =========      =======       ========       =========

               The accompanying notes are an integral part of this
                            consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                                    2000            1999
                                                                                  ---------      ----------
                                                                                      (In thousands)
Cash flows from operating activities:
   Net income                                                                     $  6,823       $ 21,764
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                                   26,779         23,843
    Merger-related costs and unusual items                                          28,949          2,400
    Gain on sale of businesses, net                                                     --         (2,513)
    Compensation recognized under employee stock plans                               1,573          1,610
    Stock issued for employee benefit plan                                              --            142
    Payment on employee stock plans                                                 (1,495)        (3,378)
    Changes in assets and liabilities, excluding effects of acquisitions and divestiture:
       Accounts receivable, net                                                    (12,879)        (9,858)
       Deferred income taxes                                                        (4,037)            57
       Other current assets                                                          2,034          1,396
       Current liabilities, excluding debt                                         (20,442)       (12,119)
       Other long-term liabilities, excluding debt                                  (1,198)          (980)
                                                                                  --------       --------

   Net cash provided by operating activities                                        26,107         22,364

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                               (80,692)        (8,446)
  Payment of notes payable for acquisitions                                             --        (22,701)
  Cash proceeds from sale of businesses                                              1,500         22,000
  Proceeds from maturity of investments                                             16,198            966
  Additions to property and equipment, net                                          (8,692)        (9,103)
  Additions to other assets, net                                                   (10,062)       (11,006)
                                                                                  --------       --------

  Net cash used by investing activities                                            (81,748)       (28,290)

Cash flows from financing activities:
   Proceeds from long-term debt                                                     75,000         30,000
   Payments on long-term debt                                                      (55,254)       (20,735)
   Net short-term borrowings                                                           (14)        (4,696)
   Purchases of stock held by employee benefit trusts                                   --         (1,500)
   Proceeds from exercise of stock options                                           4,900          3,023
                                                                                  --------       --------
  Net cash provided by financing activities                                         24,632          6,092
                                                                                  --------       --------

Effect of foreign currency exchange rates on cash                                      (37)          (239)
                                                                                  --------       --------
Net decrease in cash                                                               (31,046)           (73)
Cash and cash equivalents, beginning of period                                      73,101         40,207
                                                                                  --------       --------
Cash and cash equivalents, end of period                                          $ 42,055       $ 40,134
                                                                                  ========       ========


              The accompanying notes are an integral part of these
                            consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.   ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of decision making intelligence to businesses, individuals and government agencies. ChoicePoint's businesses are focused on two primary markets -- Insurance Services and Business & Government Services.

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

2.   BASIS OF PRESENTATION

On May 16, 2000, ChoicePoint completed a merger (the "Merger") with DBT Online, Inc. ("DBT") by exchanging approximately 10.6 million shares of its common stock for all of the common stock of DBT. Each share of DBT was exchanged for .525 shares of ChoicePoint common stock. In addition, outstanding DBT stock options were converted at the same exchange ratio into options to purchase approximately
1.8 million shares of ChoicePoint common stock. DBT is a leading nationwide provider of online public records data and other publicly-available information. The Merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of DBT.

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2000 and the results of operations for the three months and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's and DBT's Consolidated Financial Statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission in the Annual Reports on Form 10-K (File Nos. 1-13069 and 1-13333, respectively). The current period's results are not necessarily indicative of results to be expected for a full year.

The following information presents certain income statement data of ChoicePoint and DBT for the periods preceding the merger:

                                                       Three Months Ended
                                1999          1998       March 31, 2000
                              --------      --------   ------------------
(in Thousands)                                             (unaudited)
Net revenues
   ChoicePoint                $430,143      $406,475        $122,872
   DBT                          77,715        59,657          23,848
                              --------      --------        --------
                              $507,858      $466,132        $146,720
                              ========      ========        ========
Net income
   ChoicePoint                $ 39,389      $ 35,419        $ 11,340
   DBT                           2,808         6,896           1,261
                              --------      --------        --------
                              $ 42,197      $ 42,315        $ 12,601
                              ========      ========        ========

There were no material transactions between ChoicePoint and DBT prior to the Merger. Certain amounts of DBT have been reclassified to conform to the reporting practices of ChoicePoint.

During the second quarter of 2000, the Company recorded merger-related costs and unusual items of $28.9 million. The categories of costs incurred and the accrued balances at June 30, 2000 are summarized below:

                                                      Remaining
                                          2000        Accrual at      1999
(in Thousands)                           Expense    June 30, 2000    Expense
                                        ---------   -------------    -------
Transaction costs                        $11,579       $   872       $    --
Personnel related costs                    3,780         1,606            --
Other merger integration costs             3,629         2,742           817
Asset impairments                          6,954            48           732
Non-merger severance                       2,353         1,360           451
Other one-time charges                       654           114           400
                                         -------       -------       -------
                                         $28,949       $ 6,742       $ 2,400
                                         =======       =======       =======

Transaction costs of approximately $11.6 million include investment banking, legal and printing fees and other costs directly related to the Merger. Personnel related costs of approximately $3.8 million consist of benefit conversions, stay bonuses for services rendered through June 30, 2000 and severance. Other integration costs primarily include the elimination of duplicate data costs. 1999 other merger integration costs include merger-related costs incurred by DBT in DBT's merger with I.R.S.C., Inc.

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

4.   REVENUE AND COSTS OF SERVICES PRESENTATION

Motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, is excluded from revenue and is recorded as a reduction to cost of services in the consolidated financial statements. Registry revenue was $84.6 million and $90.2 million for the three months ended June 30, 2000 and 1999, respectively, and $174.6 million and $177.9 million for the six months ended June 30, 2000 and 1999, respectively.

ChoicePoint Direct Inc., f/k/a Customer Development Corporation, a business acquired in the fourth quarter of 1998, passes on material, shipping and postage charges to its customers. These charges are excluded from revenue and are recorded as a reduction to cost of services in the consolidated financial statements. Charges passed through to customers for the three months ended June 30, 2000 and 1999 were $9.0 million and $9.3 million, respectively, and were $19.3 million and $19.2 million for the six months ended June 30, 2000 and 1999, respectively.

5.   EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options. The diluted share base for the quarter ended June 30, 2000 excludes incremental shares of 1.9 million related to employee stock options due to their anti-dilutive effect as a result of the Company's reported net loss.

6.   STOCK SPLIT

On November 24, 1999, ChoicePoint effected a two-for-one stock split in the form of a stock dividend. Shareholders of record as of November 10, 1999 received one additional share of common stock for each share they held on the record date. Share and per share data for all periods presented have been adjusted to reflect the split.

7.   DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. In December 1999, ChoicePoint entered into an additional $100 million unsecured revolving credit facility ("Revolving Facility") with a group of banks. The Revolving Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. Total borrowings under the two credit facilities were $204 million at June 30, 2000. In addition, there was $3.5 million of other long-term debt outstanding at June 30, 2000. There were no short-term borrowings at June 30, 2000.

8.   STOCK OPTIONS

Consistent with prior years, the Company granted stock options to purchase ChoicePoint common stock during the first quarter of the year. In 2000, these stock options to purchase approximately 872,000 shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. During the first quarter and prior to the Merger of ChoicePoint and DBT, stock options to purchase approximately 16,500 shares of DBT common stock were granted at fair market value under the DBT Online, Inc. Amended and Restated Stock Option Plan. These options have subsequently been converted to stock options to purchase 8,662 shares of ChoicePoint common stock.

9.   ACQUISITIONS

In addition to the DBT Merger discussed in Note 2, the Company acquired Statewide Data Services, Inc. ("SDS"), a provider of direct marketing services to the property and casualty insurance market, National Safety Alliance, Incorporated ("NSA"), a third-party administrator of drug tests, and Practical Computer Concepts, Inc. d/b/a Fraud Defense Network, a web-based, anti-fraud business servicing the insurance claims industry during the first six months of 2000. The total purchase price of the acquisitions, which were accounted for as purchases, and additional working capital settlements on prior acquisitions was approximately $80.9 million, with approximately $78.5 million of that amount allocated to goodwill. The Company has accrued $2.3 million for transaction-related costs including lease terminations and personnel-related costs. Subsequent to June 30, 2000, the Company paid approximately $16.5 million to former shareholders of EquiSearch Services Inc. ("EquiSearch") to satisfy earnout obligations under its acquisition agreement. This earnout was recorded as additional goodwill and will be amortized over the remaining useful life of the original EquiSearch goodwill.

10.  DIVESTITURES

In January 2000, the Company completed the sale of ChoicePoint Limited, the Company's United Kingdom-based insurance services division. There was no material gain on the sale of the business.

In December 1998, the Company sold its life and health insurance field underwriting services and insurance claims investigation services to PMSI Services, Inc. ("PMSI") and recorded a gain on the sale. The proceeds from the sale included $12.0 million in warrants and $9.9 million in a note receivable. The warrants were discounted by $4.6 million at December 31, 1998. In March 1999, ChoicePoint received $22.0 million plus interest from PMSI for the prepayment of the note receivable and the repurchase of the warrants. As a result, ChoicePoint recognized an additional net pretax gain on the sale of $2.5 million. The net pretax gain includes the unamortized discount of $4.3 million less transaction-related costs including lease termination, additional asset write-offs and personnel-related costs of $1.8 million. In December 1998, the net pretax gain was also net of transaction-related costs, including lease termination and personnel-related costs of $5.9 million that were accrued at the time of divestiture. As of June 30, 2000, approximately $6.3 million has been charged against the total $7.7 million accrued transaction-related costs.

11.  SEGMENT DISCLOSURES

ChoicePoint operates in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months and six months ended June 30, 2000 and 1999 for the two segments and the divested & discontinued lines were as follows:

                                         Three months ended                       Three months ended
                                           June 30, 2000                             June 30, 1999
                              -------------------------------------      --------------------------------------
                                            Operating                                   Operating
                                             Income                                       Income
(In Thousands)                               before       Operating                       before
                                          Acquisition      Income                       Acquisition   Operating
                              Revenue     Amortization     (Loss)        Revenue       Amortization    Income
                              --------   -------------    ---------      --------     -------------   ---------
Insurance                     $ 72,904      $ 29,051      $ 27,872       $ 63,165        $ 24,633     $ 23,868
B&G                             73,934        14,725        10,965         60,346           9,408        6,148
Royalty                          1,648         1,017         1,017          1,496             818          818
Divested & Discontinued             --            --            --          2,212             863          863
Corporate                           --       (11,664)      (11,664)            --          (9,692)      (9,692)
Merger costs and unusual
  items (Note 2)                    --       (28,949)      (28,949)            --            (817)        (817)
                              --------      --------      --------       --------        --------     --------
Total                         $148,486      $  4,180      $   (759)      $127,219        $ 25,213     $ 21,188
                              ========      ========      ========       ========        ========     ========

                                          Six months ended                         Six months ended
                                           June 30, 2000                             June 30, 1999
                                 -------------------------------------    -------------------------------------
                                                Operating                                Operating
                                                 Income                                   Income
                                                 before      Operating                    before
                                              Acquisition     Income                   Acquisition    Operating
(In Thousands)                    Revenue     Amortization    (Loss)       Revenue     Amortization     Income
                                 --------    -------------   ---------    --------    -------------   ---------
Insurance                        $148,621      $ 57,124      $ 54,814     $123,848      $ 45,725      $ 44,195
B&G                               143,394        23,581        15,891      112,788        15,663         9,191
Royalty                             3,191         1,902         1,902        3,148         1,771         1,771
Divested & Discontinued                --            --            --        5,001         2,122         2,122
Corporate                              --       (20,117)      (20,117)          --       (15,342)      (15,342)
Merger costs and unusual
  items (Note 2)                       --       (28,949)      (28,949)          --        (2,400)       (2,400)
                                 --------      --------      --------     --------      --------      --------
Total                            $295,206      $ 33,541      $ 23,541     $244,785      $ 47,539      $ 39,537
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

Depreciation and amortization for the three months and six months ended June 30, 2000 and 1999 were as follows:

                              Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
(In Thousands)                 2000         1999         2000         1999
                             -------      -------      -------      -------
Insurance                    $ 3,913      $ 3,716      $ 7,884      $ 7,353
B&G                            7,916        6,855       16,674       13,802
Royalty                          426          426          852          853
Divested & Discontinued           --          330           --          697
Corporate                        676          601        1,369        1,138
                             -------      -------      -------      -------
Total                        $12,931      $11,928      $26,779      $23,843
                             =======      =======      =======      =======

ChoicePoint's balance sheets are generally managed on a consolidated basis and therefore it is impractical to report assets by segment. Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of decision making intelligence to businesses, individuals and government agencies. ChoicePoint's businesses are focused on two primary markets -- Insurance Services and Business & Government Services. See Note 1 to the Consolidated Financial Statements for a description of each market.

On May 16, 2000, ChoicePoint completed a merger (the "Merger") with DBT Online, Inc. ("DBT"). The Merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of DBT. See Note 2 to the Consolidated Financial Statements for a description of the Merger.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Consolidated revenues from continuing operations increased $23.5 million, or 18.8%, to $148.5 million for the three months ended June 30, 2000 from $125 million for the three months ended June 30, 1999 primarily as a result of strong revenue performance in the majority of all product lines and revenue from new acquisitions. Comparable consolidated internal growth, excluding the effect of revenue from acquisitions completed since the second quarter of 1999, was approximately 12%. Consolidated operating income before merger-related costs and unusual items increased $6.2 million, or 28.1%, to $28.2 million for the three months ended June 30, 2000 from $22.0 million for the three months ended June 30, 1999. Operating margins (excluding the effects of merger-related costs and unusual items) increased to 19.0% for the three months ended June 30, 2000 from 17.3% for the three months ended June 30, 1999.

Revenue from Insurance Services grew $9.7 million, or 15.4%, to $72.9 million for the three months ended June 30, 2000 from $63.2 million for the three months ended June 30, 1999, driven by strong unit performance in personal lines products and the acquisition of Statewide Data Services, Inc. ("SDS") in January 2000, offset partially by a decline in laboratory testing volume. Comparable internal revenue growth for Insurance Services, excluding the effect of revenue from the SDS acquisition, was approximately 11%. Operating income increased $4.0 million, or 16.8%, to $27.9 million for the three months ended June 30, 2000 from $23.9 million for the three months ended June 30, 1999, primarily as a result of revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $1.2 million for the three months ended June 30, 2000 from $765,000 for the three months ended June 30, 1999 due to the acquisition of SDS. Operating margins for Insurance Services increased to 38.2% for the three months ended June 30, 2000 from 37.8% for the three months ended June 30, 1999. Excluding acquisition amortization, the operating margin in Insurance Services for the three months ended June 30, 2000 was 39.8% compared to 39.0% for the three months ended June 30, 1999.

Revenue from Business & Government Services increased $13.6 million, or 22.5%, to $73.9 million for the three months ended June 30, 2000 from $60.3 million for the three months ended June 30, 1999. Comparable internal revenue growth for Business & Government Services, excluding the effect of revenue from acquisitions made since the second quarter of 1999, was approximately 13%, driven by continued strong unit performance in the direct marketing and workplace solutions businesses. Operating income increased $4.8 million to $11.0 million for the three months ended June 30, 2000 from $6.2 million for the three months ended June 30, 1999. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to approximately $3.8 million for the three months ended June 30, 2000 from $3.3 million for the three months ended June 30, 1999 primarily due to the acquisitions of National Safety Alliance, Incorporated ("NSA") and KnowX.com and Informed acquired by DBT from

Information America, Inc. Operating margins for Business & Government Services increased to 14.8% for the three months ended June 30, 2000 from 10.2% for the three months ended June 30, 1999 primarily as a result of strong revenue growth in workplace solutions and cost synergies realized in public records. Excluding acquisition amortization, the operating margin in Business & Government Services for the three months ended June 30, 2000 was 19.9% compared to 15.6% for the three months ended June 30, 1999.

Divested and discontinued operations consists primarily of the operating results from ChoicePoint Limited sold January 2000. See Note 10 to the Consolidated Financial Statements.

Corporate expenses represent costs of support functions, e-commerce initiatives, incentives and profit sharing that benefit both segments. The increase to $11.7 million for the three months ended June 30, 2000 from $9.7 million for the three months ended June 30, 1999 is primarily due to research and development costs for e-commerce initiatives, an increase in incentive and benefit plan expense and the Company's corporate branding campaign.

During the second quarters of 2000 and 1999, the Company recorded $28.9 million and $817,000 of merger-related costs and unusual items, respectively. See Note 2 to the Consolidated Financial Statements.

Consolidated operating income before merger-related costs and unusual items increased $6.2 million from $22.0 million for the three months ended June 30, 1999 to $28.2 million for the three months ended June 30, 2000.

Consolidated operating income, after merger-related costs and unusual items of $28.9 million, decreased $21.9 million from $21.2 million for the three months ended June 30, 1999 to a loss of $759,000 for the three months ended June 30, 2000.

Interest expense was $3.2 million and $2.5 million for the three months ended June 30, 2000 and 1999, respectively. Interest expense is net of $464,000 and $460,000 of interest income from short-term investments for the three months ended June 30, 2000 and 1999, respectively.

Net income decreased $16.6 million from $10.8 million for the three months ended June 30, 1999 to a loss of $5.8 million for the three months ended June 30, 2000 as a result of the merger-related costs and unusual items. Excluding the merger-related costs and unusual items, net income would have been approximately $14.8 million and $11.4 million for the three months ended June 30, 2000 and 1999, respectively. The effective tax rate, excluding merger-related costs and unusual items, decreased from 41.9% for the three months ended June 30, 1999 to 40.7% for the three months ended June 30, 2000 as a result of lower state income taxes.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Consolidated revenues from continuing operations increased $55.4 million, or 23.1%, to $295.2 million for the six months ended June 30, 2000 from $239.8 million for the six months ended June 30, 1999 primarily as a result of strong revenue performance in the majority of all product lines and revenue from new acquisitions. Comparable consolidated internal growth, excluding the effect of revenue from acquisitions completed since the first quarter of 1999, was approximately 15%. Consolidated operating income before merger-related costs and unusual items increased $10.6 million, or 25.2%, to $52.5 million for the six months ended June 30, 2000 from $41.9 million for the six months ended June 30, 1999. Operating margins (excluding the effects of merger-related costs and unusual items) increased to 17.8% for the six months ended June 30, 2000 from 17.1% for the six months ended June 30, 1999.

Revenue from Insurance Services grew $24.8 million, or 20%, to $148.6 million for the six months ended June 30, 2000 from $123.8 million for the six months ended June 30, 1999, driven primarily by strong unit performance in personal lines products, growth in commercial software sales and the acquisition of SDS in January 2000. Comparable internal revenue growth for Insurance Services, excluding the effect of revenue from the SDS acquisition, was approximately 15%. Operating income increased $10.6 million, or 24.0%, to $54.8 million for the six months ended June 30, 2000 from $44.2 million for the six months ended June 30,

1999, primarily as a result of revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $2.3 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999 due to the acquisition of SDS. Operating margins for Insurance Services increased to 36.9% for the six months ended June 30, 2000 from 35.7% for the six months ended June 30, 1999. Excluding acquisition amortization, the operating margin in Insurance Services for the six months ended June 30, 2000 was 38.4% compared to 36.9% for the six months ended June 30, 1999.

Revenue from Business & Government Services increased $30.6 million, or 27.1%, to $143.4 million for the six months ended June 30, 2000 from $112.8 million for the six months ended June 30, 1999. Comparable internal revenue growth for Business & Government Services, excluding the effect of revenue from acquisitions made since the first quarter of 1999, was approximately 15% over prior year driven by strong growth in the direct marketing business and new workplace solutions customers. Operating income increased $6.7 million to $15.9 million for the six months ended June 30, 2000 from $9.2 million for the six months ended June 30, 1999. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to approximately $7.7 million for the six months ended June 30, 2000 from $6.5 million for the six months ended June 30, 1999 primarily due to the acquisitions of NSA, KnowX.com and Informed. Operating margins for Business & Government Services increased to 11.1% for the six months ended June 30, 2000 from 8.1% for the six months ended June 30, 1999 primarily as a result of strong revenue growth in workplace solutions and cost synergies realized in public records. Excluding acquisition amortization, the operating margin in Business & Government Services for the six months ended June 30, 2000 was 16.4% compared to 13.9% for the six months ended June 30, 1999.

Divested & discontinued operations consists primarily of the operating results from ChoicePoint Limited sold January 2000. See Note 10 to the Consolidated Financial Statements.

Corporate expenses represent costs of support functions, e-commerce initiatives, incentives and profit sharing that benefit both segments. The increase to $20.1 million for the six months ended June 30, 2000 from $15.3 million for the six months ended June 30, 1999 is primarily research and development costs for e-commerce initiatives, an increase in incentive and benefit plan expense and the Company's corporate branding campaign.

During the second quarters of 2000 and 1999, the Company recorded $28.9 million and $2.4 million of merger-related costs and unusual items, respectively. See
Note 2 to the Consolidated Financial Statements.

Consolidated operating income before merger-related costs and unusual items increased $10.6 million from $41.9 million for the six months ended June 30, 1999 to $52.5 million for the six months ended June 30, 2000.

Consolidated operating income, after merger-related costs and unusual items of $28.9 million, decreased $16.0 million from $39.5 million for the six months ended June 30, 1999 to $23.5 million for the six months ended June 30, 2000.

In the first quarter of 1999, an additional gain on the December 1998 sale of certain field businesses of $2.5 million was recorded in connection with the prepayment of a note receivable and the repurchase of warrants issued by PMSI Services, Inc. in the transaction. See Note 10 to the Consolidated Financial Statements.

Interest expense was $6.2 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively. Interest expense for 2000 is net of $882,000 of interest income from short-term investments for 2000. Interest expense for 1999 is net of $431,000 of interest income from the PMSI Services, Inc. note receivable and warrants prior to the prepayment and repurchase made in March 1999 and $903,000 of interest income from short-term investments.

Net income decreased $14.9 million from $21.7 million for the six months ended June 30, 1999 to $6.8 million for the six months ended June 30, 2000 as a result of the merger-related costs and unusual items. Excluding the merger-related costs and unusual items, net income would have been approximately $27.4 million and $21.7 million for the six months ended June 30, 2000 and 1999, respectively. The effective tax rate, excluding merger-related costs and unusual items, decreased from 41.8% for the six months ended June 30, 1999 to 40.8% for the six months ended June 30, 2000 as a result of lower state income taxes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations was $26.1 million in the first six months of 2000 as net income and depreciation and amortization were offset by reductions in current liabilities and increases in accounts receivable. During the first six months of 1999, cash provided by operations was $22.4 million. During the first six months of 2000, ChoicePoint used $81.7 million for investing activities, including $80.7 million for acquisitions net of cash received and $18.8 million for additions to property and equipment and other assets. Additions to property and equipment were primarily system upgrades while additions to other assets were primarily software, purchased data files, and software developed for internal use. During the first six months of 1999, ChoicePoint used $28.3 million for investing activities, including $8.4 million for acquisitions, $9.1 million for additions to property and equipment and $11.0 million for additions to other assets. During the first six months of 2000, net cash provided by financing activities was $24.6 million, as the proceeds from a $100 million unsecured revolving credit facility entered into in December 1999 with a group of banks ("Revolving Facility") were used to fund the SDS and NSA acquisitions. Net cash provided by financing activities was $6.1 million in the first six months of 1999, as the $9.3 million net increase in long-term debt was used to pay down $4.7 million in short-term borrowings.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding merger-related costs and unusual items, increased $13.5 million, or 20.5%, from $65.8 million for the six months ended June 30, 1999 to $79.3 million for the six months ended June 30, 2000. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The Revolving Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. Total debt outstanding under the two credit facilities was $204 million at June 30, 2000 and $184 million at December 31, 1999. ChoicePoint may use additional borrowings under these facilities to finance acquisitions and general corporate cash requirements. ChoicePoint may also utilize lines of credit with two banks for overnight borrowings. At June 30, 2000, there were no short-term borrowings outstanding under a line of credit with a bank.

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

FORWARD-LOOKING STATEMENTS

This report may contain certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the possible or assumed future results of operations of ChoicePoint, as well as statements preceded by or that include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. Other statements, to the extent they are not historical facts, should also be considered forward-looking. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of important factors, including risks and uncertainties. Risks and uncertainties include those identified in the ChoicePoint's and DBT's Annual Reports on Form 10-K for the fiscal year ending December 31, 1999 and the other filings made by the Company from time to time with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release any revisions to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 2000. The information below should be read in conjunction with Note 7 of the "Notes to Consolidated Financial Statements".

As of June 30, 2000, $204 million was outstanding under two credit facilities. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175 million at June 30, 2000 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 6.0% plus a credit spread.

Based on the Company's overall interest rate exposure at June 30, 2000, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2000 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

         (a) Approval of the merger agreement among ChoicePoint Inc., DBT Online, Inc. and ChoicePoint Acquisition Corporation:

                   FOR           AGAINST          ABSTAIN      BROKER NON-VOTE
               20,418,047        616,688          140,886         2,620,574

         (b) Votes cast for or withheld regarding the re-election of two Directors for terms expiring in 2003:

                                           FOR               WITHHELD
              James M. Denny           23,464,781             331,414
              Charles I. Story         23,530,979             265,216

              Directors whose terms of office continue after the meeting are as follows:

              Terms expiring in 2001    Terms expiring in 2002     Terms expiring in 2003

              C.B. Rogers, Jr.          Ron D. Barbaro             James M. Denny
              Derek V. Smith            Charles G. Betty           Charles I. Story
              Frank Borman              Bernard Marcus             Kenneth G. Langone
                                                                   Douglas C. Curling



         (c) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000:


                 FOR              AGAINST           ABSTAIN
              23,663,132           66,614            66,449

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

     10.1     Amendment 2000-1 to the DBT Online, Inc. Amended and Restated
              Stock Option Plan (filed as Exhibit 4.2 of the Company's
              Registration Statement on Form S-8, File No. 333-37498).

     10.2     Employment Agreement, dated April 1, 1997, by and between DBT
              Online, Inc. and Frank Borman.

       27     Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K

     A report on Form 8-K, filed May 19, 2000, announced the completion of the Company's acquisition of DBT Online, Inc. through the merger of ChoicePoint Acquisition Corporation with and into DBT Online, Inc. pursuant to the merger agreement by and among ChoicePoint Inc., ChoicePoint Acquisition Corporation and DBT Online, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHOICEPOINT INC.
                                       (Registrant)


August 4 , 2000                         /s/ Derek V. Smith
---------------------------            ----------------------------------------
         Date                          Derek V. Smith, Chairman and
                                         Chief Executive Officer



August 4, 2000                          /s/ Michael S. Wood
---------------------------            ----------------------------------------
         Date                          Michael S. Wood, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit      Description of Exhibit
-------      ----------------------
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

10.1         Amendment 2000-1 to the DBT Online, Inc. Amended and Restated
             Stock Option Plan (filed as Exhibit 4.2 of the Company's
             Registration Statement on Form S-8, File No. 333-37498).

10.2         Employment Agreement, dated April 1, 1997, by and between DBT
             Online, Inc. and Frank Borman.

27           Financial Data Schedule (for SEC use only).