Form 10-Q
period 2000-09-30
CHOICEPOINT INC
filed 2000-11-14
CIK 1040596

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             SEPTEMBER 30, 2000
                                        ---------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

                        Commission File Number: 1-13069


                                CHOICEPOINT INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                                   58-2309650
---------------------------------------------      ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


1000 Alderman Drive,  Alpharetta, Georgia                     30005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at October 31, 2000
-----------------------------                -------------------------------
Common Stock, $.10 Par Value                            40,602,843

                                CHOICEPOINT INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                                     INDEX

Part I.  FINANCIAL INFORMATION                                               Page No.
                                                                             --------
Item 1. Financial Statements

Consolidated Statements of Income -
     Three Months Ended September 30, 2000 and 1999 and
     Nine Months Ended September 30, 2000 and 1999 .........................    3

Consolidated Balance Sheets -
     September 30, 2000 and December 31, 1999 ..............................    4

Consolidated Statement of Shareholders' Equity -
     Nine Months Ended September 30, 2000 ..................................    5

Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2000 and 1999 .........................    6

Notes to Consolidated Financial Statements .................................    7

Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial Condition ......................   12

Item 3. Quantitative and Qualitative Disclosures about Market Risk .........   17

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings ..................................................   18

Item 2. Changes in Securities and Use of Proceeds ..........................   18

Item 3. Defaults Upon Senior Securities ....................................   18

Item 4. Submission of Matters to a Vote of Security Holders ................   18

Item 5. Other Information ..................................................   18

Item 6. Exhibits and Reports on Form 8-K ...................................   18

Signatures .................................................................   20

Exhibit  Index .............................................................   21

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
(In thousands, except per share data)                    2000           1999             2000            1999
-------------------------------------------------------------------------------       -------------------------
Operating revenue                                     $ 151,504       $ 129,685       $ 446,710       $ 374,470
Costs and expenses:
   Cost of services                                      87,707          79,155         262,155         230,517
   Selling, general and administrative                   31,671          29,161          99,939          80,647
   Merger-related costs & unusual items                      --              --          28,949           2,400
                                                      ---------       ---------       ---------       ---------
      Total costs and expenses                          119,378         108,316         391,043         313,564

Operating income                                         32,126          21,369          55,667          60,906
Gain on sale of businesses, net                              --              --              --           2,513
Interest expense                                          2,938           2,550           9,143           7,116
                                                      ---------       ---------       ---------       ---------

Income before income taxes                               29,188          18,819          46,524          56,303
Provision for income taxes                               11,675           8,540          22,188          24,260
                                                      ---------       ---------       ---------       ---------
Net income                                            $  17,513       $  10,279       $  24,336       $  32,043
                                                      =========       =========       =========       =========

Earnings per share - basic (Notes 5 & 6)              $    0.44       $    0.26       $    0.61       $    0.82
   Weighted average shares - basic                       39,960          39,006          39,791          38,910

Earnings per share - diluted (Notes 5 & 6)            $    0.42       $    0.25       $    0.58       $    0.79
   Weighted average shares - diluted                     42,092          40,402          41,712          40,610


The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                September 30,      December 31,
(In thousands, except par values)                                                   2000               1999
--------------------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                     $   25,152        $   73,101
   Accounts receivable, net of allowance for doubtful accounts
      of $5,289 in 2000 and $4,670 in 1999                                          128,375           111,459
   Short-term investments                                                                --            16,500
   Deferred income tax assets                                                         8,313             8,595
   Other current assets                                                              13,769            13,508
                                                                                 ----------        ----------
      Total current assets                                                          175,609           223,163

Property and equipment, net                                                          67,526            73,983
Goodwill, net                                                                       364,019           284,123
Deferred income tax assets                                                           17,525            13,582
Other                                                                                76,004            72,929
                                                                                 ----------        ----------
      Total Assets                                                               $  700,683        $  667,780
                                                                                 ==========        ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt                      $      582        $      595
   Accounts payable                                                                  25,684            34,738
   Accrued salaries and bonuses                                                      21,884            20,902
   Other current liabilities                                                         59,085            50,637
                                                                                 ----------        ----------
      Total current liabilities                                                     107,235           106,872

Long-term debt, less current maturities                                             181,827           187,195
Postretirement benefit obligations                                                   46,976            47,782
Other long-term liabilities                                                           6,876             6,622
                                                                                 ----------        ----------
      Total liabilities                                                             342,914           348,471
                                                                                 ----------        ----------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                                       --                --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued and outstanding -  40,583 in 2000 and 40,110 in 1999                     4,058             4,011
   Paid-in capital                                                                  237,082           223,388
   Retained earnings                                                                128,140           103,804
   Cumulative other comprehensive income                                                (93)             (476)
   Stock held by employee benefit trusts, at cost, 468 shares in 2000
     and 1999                                                                       (11,418)          (11,418)
                                                                                 ----------        ----------
      Total shareholders' equity                                                    357,769           319,309
                                                                                 ----------        ----------
      Total Liabilities and Shareholders' Equity                                 $  700,683        $  667,780
                                                                                 ==========        ==========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                       Cumulative Other   Stock Held
                                Comprehensive    Common       Paid-in      Retained     Comprehensive     By Benefit
(In thousands)                     Income         Stock       Capital      Earnings        Income           Trusts         Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 as
  previously reported                           $   2,954    $ 123,044     $  88,552     $    (221)       $ (11,418)    $ 202,911
DBT pooling of interests                            1,057      100,344        15,252          (255)              --       116,398
                                                ---------    ---------     ---------     ---------        ---------     ---------
Balance, December 31, 1999                      $   4,011    $ 223,388     $ 103,804     $    (476)       $ (11,418)    $ 319,309

Net Income                        $  24,336            --           --        24,336            --               --        24,336

Change in unrealized net loss
  on investments                        255            --           --            --           255               --           255
Translation adjustments                 128            --           --            --           128               --           128
                                  ---------
Comprehensive income              $  24,719
                                  =========
Restricted stock plans, net                            (4)        (154)           --            --               --          (158)
Stock options exercised                                51       13,848            --            --               --        13,899
                                                ---------    ---------     ---------     ---------        ---------     ---------
Balance, September 30, 2000                     $   4,058    $ 237,082     $ 128,140     $     (93)       $ (11,418)    $ 357,769
                                                =========    =========     =========     =========        =========     =========



The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                          2000              1999
---------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Cash flows from operating activities:
   Net income                                                          $   24,336        $   32,043
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                          39,731            35,904
    Merger-related costs and unusual items                                 28,949             2,400
    Gain on sale of businesses, net                                            --            (2,513)
    Compensation recognized under employee stock plans                      2,399             3,679
    Stock issued for employee benefit plan                                     --               307
    Payment on employee stock plans                                        (1,495)           (3,378)
    Changes in assets and liabilities,
      excluding effects of acquisitions and divestiture:
       Accounts receivable, net                                           (12,982)           (5,347)
       Deferred income taxes                                               (3,661)              694
       Other current assets                                                   (50)              494
       Current liabilities, excluding debt                                (28,046)          (14,572)
       Other long-term liabilities, excluding debt                           (868)           (1,904)
                                                                       ----------        ----------

   Net cash provided by operating activities                               48,313            47,807

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                      (97,276)          (40,231)
  Payment of notes payable for acquisitions                                    --           (22,701)
  Cash proceeds from sale of businesses                                     1,500            22,000
  Proceeds from maturity of investments                                    16,198             6,786
  Additions to property and equipment, net                                (11,878)          (16,629)
  Additions to other assets, net                                          (13,258)          (15,061)
                                                                       ----------        ----------

  Net cash used by investing activities                                  (104,714)          (65,836)

Cash flows from financing activities:
   Proceeds from long-term debt                                            75,000            30,000
   Payments on long-term debt                                             (80,368)          (30,744)
   Net short-term borrowings                                                  (13)           (5,308)
   Purchases of stock held by employee benefit trusts                          --            (1,500)
   Proceeds from exercise of stock options                                 13,899             5,416
                                                                       ----------        ----------
  Net cash provided (used) by financing activities                          8,518            (2,136)
                                                                       ----------        ----------

Effect of foreign currency exchange rates on cash                             (66)               33
                                                                       ----------        ----------
Net decrease in cash                                                      (47,949)          (20,132)
Cash and cash equivalents, beginning of period                             73,101            40,207
                                                                       ----------        ----------
Cash and cash equivalents, end of period                               $   25,152        $   20,075
                                                                       ==========        ==========


The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)


1.       ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of decision making intelligence to businesses, government agencies and individuals. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services.

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

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2000 and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's and DBT's Consolidated Financial Statements for the year ended December 31, 1999 as filed with the Securities and Exchange

Commission in the Annual Reports on Form 10-K (File Nos. 1-13069 and 1-13333, respectively). The current period's results are not necessarily indicative of results to be expected for a full year.

There were no material transactions between ChoicePoint and DBT prior to the Merger. Certain amounts of DBT have been reclassified to conform to the reporting practices of ChoicePoint.

During the second quarter of 2000, the Company recorded merger-related costs and unusual items of $28.9 million. The categories of costs incurred and the accrued balances at September 30, 2000 are summarized below:

                                                                Remaining
(in Thousands)                                                 Accrual at
                                                  2000        September 30,       1999
                                                 Expense          2000           Expense
                                                 -------      -------------      -------
         Transaction costs                       $11,579          $  213          $   --
         Personnel-related costs                   3,780           1,242              --
         Other merger integration costs            3,629           2,031             817
         Asset impairments                         6,954              --             732
         Non-merger severance                      2,353             922             451
         Other one-time charges                      654             108             400
                                                 -------          ------          ------
                                                 $28,949          $4,516          $2,400
                                                 =======          ======          ======

Transaction costs of approximately $11.6 million include investment banking, legal and printing fees and other costs directly related to the Merger. Personnel-related costs of approximately $3.8 million consist of benefit conversions and stay bonuses for services rendered through June 30, 2000 and severance. Other merger integration costs primarily include the elimination of duplicate data costs. 1999 other merger integration costs include merger-related costs incurred by DBT in DBT's merger with I.R.S.C., Inc.

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

4.  REVENUE AND COSTS OF SERVICES PRESENTATION

Motor vehicle records registry revenue, the fee charged by states for motor vehicle records which is passed on by ChoicePoint to its customers, is excluded from revenue and is recorded as a reduction to cost of services in the consolidated financial statements. Registry revenue was $83.3 million and $89.6 million for the three months ended September 30, 2000 and 1999, respectively, and $257.9 million and $267.5 million for the nine months ended September 30, 2000 and 1999, respectively.

ChoicePoint Direct Inc., f/k/a Customer Development Corporation, a business acquired in the fourth quarter of 1998, passes on material, shipping and postage charges to its customers. These charges are excluded from revenue and are recorded as a reduction to cost of services in the consolidated financial statements. Charges passed through to customers for the three months ended September 30, 2000 and 1999 were $10.0 million and $10.3 million, respectively, and were $29.3 million and $29.5 million for the nine months ended September 30, 2000 and 1999, respectively.

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

7.   DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. In December 1999, ChoicePoint entered into an additional $100 million unsecured revolving credit facility ("Revolving Facility") with a group of banks. The Revolving Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. Total borrowings under the two credit facilities were $179 million at September 30, 2000. In addition, there was $3.4 million of other long-term debt outstanding at September 30, 2000. There were no short-term borrowings at September 30, 2000.

8.   STOCK OPTIONS

Consistent with prior years, the Company granted stock options to purchase ChoicePoint common stock during the first nine months of the year. In 2000, these stock options to purchase approximately 1.0 million shares of ChoicePoint common stock were granted at fair market value under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. During the first quarter and prior to the Merger of ChoicePoint and DBT, stock options to purchase approximately 16,500 shares of DBT common stock were granted at fair market value under the DBT Online, Inc. Amended and Restated Stock Option Plan. These options have subsequently been converted to stock options to purchase 8,662 shares of ChoicePoint common stock.

9.   ACQUISITIONS

In addition to the DBT Merger discussed in Note 2, the Company acquired Statewide Data Services, Inc. ("SDS"), a provider of direct marketing services to the property and casualty insurance market, National Safety Alliance, Incorporated ("NSA"), a third-party administrator of drug tests, and Practical Computer Concepts, Inc. d/b/a Fraud Defense Network, a web-based, anti-fraud business servicing the insurance claims industry during the first nine months of 2000. The total purchase price of the acquisitions, which were accounted for as purchases, and additional working capital settlements on prior acquisitions was approximately $80.8 million, with approximately $78.5 million of that amount allocated to goodwill. The Company accrued $4.1 million for transaction-related costs including lease terminations and personnel-related costs in connection with the acquisitions. As of September 30, 2000, approximately $2.7 million has been charged against this accrual. In addition, during the third quarter of 2000, the Company paid approximately $16.5 million to former shareholders of EquiSearch Services Inc. ("EquiSearch") to satisfy earnout obligations under its acquisition agreement. This earnout was recorded as additional goodwill and will be amortized over the remaining useful life of the original EquiSearch goodwill.

10.  DIVESTITURES

In January 2000, the Company completed the sale of ChoicePoint Limited, the Company's United Kingdom-based insurance services division. There was no material gain on the sale of the business.

In December 1998, the Company sold its life and health insurance field underwriting services and insurance claims investigation services to PMSI Services, Inc. ("PMSI") and recorded a gain on the sale. The proceeds from the sale included $12.0 million in warrants and $9.9 million in a note receivable. The warrants were discounted by $4.6 million at December 31, 1998. In March 1999, ChoicePoint received $22.0 million plus interest from PMSI for the prepayment of the note receivable and the repurchase of the warrants. As a result, ChoicePoint recognized an additional net pretax gain on the sale of $2.5 million. The net pretax gain includes the unamortized discount of $4.3 million less transaction-related costs including lease termination, additional asset write-offs and personnel-related costs of $1.8 million. In December 1998, the net pretax gain was also net of transaction-related costs, including lease termination and personnel-related costs of $5.9 million that were accrued at the time of divestiture. As of September 30, 2000, approximately $6.6 million has been charged against the total $7.7 million accrued transaction-related costs.

11.       SEGMENT DISCLOSURES

ChoicePoint operates primarily in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months and nine months ended September 30, 2000 and 1999 for the two segments and the divested and discontinued lines were as follows:

                                          Three months ended                               Three months ended
                                          September 30, 2000                               September 30, 1999
                              ------------------------------------------       -----------------------------------------
                                               Operating                                      Operating
                                             Income before     Operating                    Income before     Operating
(In Thousands)                                Acquisition        Income                      Acquisition        Income
                               Revenue       Amortization        (Loss)          Revenue     Amortization       (Loss)
                              ---------      -------------     ---------         -------    -------------     ---------
Insurance                     $  73,942        $ 29,872        $ 28,678        $  65,223        $25,733       $24,968
B&G                              75,958          17,953          14,075           60,814          7,008         3,615
Royalty                           1,604             953             953            1,533            841           841
Divested & Discontinued              --              --              --            2,115            528           528
Corporate                            --         (11,580)        (11,580)              --         (8,583)       (8,583)
                              ---------        --------        --------        ---------        -------       -------
Total                         $ 151,504        $ 37,198        $ 32,126        $ 129,685        $25,527       $21,369
                              =========        ========        ========        =========        =======       =======


                                          Nine months ended                               Nine months ended
                                          September 30, 2000                              September 30, 1999
                              ------------------------------------------       -----------------------------------------
                                              Operating                                      Operating
                                             Income before     Operating                   Income before     Operating
(In Thousands)                                Acquisition       Income                      Acquisition        Income
                               Revenue       Amortization       (Loss)          Revenue     Amortization       (Loss)
                              ---------     --------------     ---------        -------    -------------     ---------
Insurance                     $ 222,563        $ 86,996        $ 83,492        $ 189,071        $71,458       $69,163
B&G                             219,352          41,534          29,966          173,602         22,671        12,806
Royalty                           4,795           2,855           2,855            4,681          2,612         2,612
Divested & Discontinued              --              --              --            7,116          2,650         2,650
Corporate                            --         (31,697)        (31,697)              --        (23,925)      (23,925)
Merger costs and unusual
  items (Note 2)                     --         (28,949)        (28,949)              --         (2,400)       (2,400)
                              ---------        --------        --------        ---------        -------       -------
Total                         $ 446,710        $ 70,739        $ 55,667        $ 374,470        $73,066       $60,906
                              =========        ========        ========        =========        =======       =======

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

Depreciation and amortization for the three months and nine months ended September 30, 2000 and 1999 were as follows:

                                             Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
(In Thousands)                             2000              1999            2000             1999
                                          -------          -------          -------          -------
         Insurance                        $ 4,020          $ 3,332          $11,904          $10,685
         B&G                                7,790            7,387           24,464           21,189
         Royalty                              426              427            1,278            1,280
         Divested & Discontinued               --              289               --              986
         Corporate                            716              626            2,085            1,764
                                          -------          -------          -------          -------
         Total                            $12,952          $12,061          $39,731          $35,904
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of decision making intelligence to businesses, government agencies and individuals. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services. See Note 1 to the Consolidated Financial Statements for a description of each market.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated revenues from continuing operations increased $23.9 million, or 18.8%, to $151.5 million for the three months ended September 30, 2000 from $126.7 million for the three months ended September 30, 1999 as a result of strong revenue performance in the majority of the product lines and revenue from new acquisitions. Comparable consolidated internal growth, excluding the effect of revenue from acquisitions completed since the second quarter of 1999, was approximately 13%. Consolidated operating income increased $10.7 million, or 50.3%, to $32.1 million for the three months ended September 30, 2000 from $21.4 million for the three months ended September 30, 1999. Operating margins increased to 21.2% for the three months ended September 30, 2000 from 16.5% for the three months ended September 30, 1999.

Revenue from Insurance Services grew $8.7 million, or 13.4%, to $73.9 million for the three months ended September 30, 2000 from $65.2 million for the three months ended September 30, 1999, driven by continued strong unit performance in personal lines products such as credit and point of sales reports and solid growth in our commercial software business from the sale of Windows(TM)-based products. This increase was offset partially by a decline in laboratory testing volume at Osborn Laboratories(R) ("Osborn") as a result of the continuing effect of Triple X legislation on the life insurance market which was effective January 1, 2000. Comparable internal revenue growth for Insurance Services, excluding the effect of revenue from the SDS acquisition and the decline at Osborn, was approximately 14%. Including Osborn, the internal growth rate was approximately 9%. Operating income increased $3.7 million, or 14.9%, to $28.7 million for the three months ended September 30, 2000 from $25.0 million for the three months ended September 30, 1999, primarily as a result of the revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $1.2 million for the three months ended September 30, 2000 from $765,000 for the three months ended September 30, 1999 due to the acquisition of SDS. Operating margins for Insurance Services increased to 38.8% for the three months ended September 30, 2000 from 38.3% for the three months ended September 30, 1999. Excluding acquisition amortization, the operating margin in Insurance Services for the three months ended September 30, 2000 was 40.4% compared to 39.5% for the three months ended September 30, 1999.

Revenue from Business & Government Services increased $15.2 million, or 24.9%, to $76.0 million for the three months ended September 30, 2000 from $60.8 million for the three months ended September 30, 1999. Comparable internal revenue growth for Business & Government Services, excluding the effect of revenue from acquisitions made since the third quarter of 1999, was approximately 17%, driven by continued strong unit performance in public records, workplace solutions and direct marketing. Operating income increased $10.5 million to $14.1 million for the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 1999 primarily due to strong revenue growth in public records and workplace solutions and cost synergies realized in integrating the Company's two public records businesses. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to approximately $3.9 million for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999 primarily due to the acquisitions of National Safety Alliance, Incorporated ("NSA") and KnowX.com and Informed acquired by DBT from Information America, Inc. and the EquiSearch Services Inc. ("EquiSearch") accelerated earnout (see Note 9). Operating margins for Business & Government Services increased to 18.5% for the three months ended September 30, 2000 from 5.9% for the three months ended September 30, 1999 primarily as a result of strong revenue growth in public records and workplace solutions and cost synergies realized in public records. Excluding acquisition amortization, the operating margin in Business & Government Services for the three months ended September 30, 2000 was 23.6% compared to 11.5% for the three months ended September 30, 1999.

Divested and discontinued operations consists primarily of the operating results from ChoicePoint Limited sold January 2000. See Note 10 to the Consolidated Financial Statements.

Corporate expenses represent costs of support functions, e-commerce development initiatives, incentives and profit sharing that benefit both segments. The increase to $11.6 million for the three months ended September 30, 2000 from $8.6 million for the three months ended September 30, 1999 is primarily due to research and development costs for e-commerce initiatives and an increase in incentive and benefit plan expense commensurate with the Company's strong operating results.

Consolidated operating income increased $10.7 million from $21.4 million for the three months ended September 30, 1999 to $32.1 million for the three months ended September 30, 2000.

Interest expense was $2.9 million and $2.6 million for the three months ended September 30, 2000 and 1999, respectively. Interest expense is net of $419,000 of interest income from short-term investments for the three months ended September 30, 1999.

Net income increased $7.2 million from $10.3 million for the three months ended September 30, 1999 to $17.5 million for the three months ended September 30, 2000. The effective tax rate decreased from 45.4% for the three months ended September 30, 1999 to 40.0% for the three months ended September 30, 2000 primarily as a result of lower state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated revenues from continuing operations increased $79.4 million, or 21.6%, to $446.7 million for the nine months ended September 30, 2000 from $367.3 million for the nine months ended September 30, 1999 as a result of strong revenue performance in the majority of all product lines and revenue from new acquisitions. Comparable consolidated internal growth, excluding the effect of revenue from acquisitions completed since the first quarter of 1999, was approximately 14%. Consolidated operating income before merger-related costs and unusual items increased $21.3 million, or 33.7%, to $84.6 million for the nine months ended September 30, 2000 from $63.3 million for the nine months ended September 30, 1999. Operating margins (excluding the effects of merger-related costs and unusual items) increased to 18.9% for the nine months ended September 30, 2000 from 16.9% for the nine months ended September 30, 1999.

Revenue from Insurance Services grew $33.5 million, or 17.7%, to $222.6 million for the nine months ended September 30, 2000 from $189.1 million for the nine months ended September 30, 1999, driven primarily by strong unit performance in personal lines products, growth in commercial software sales and the acquisition of SDS in January 2000. Comparable internal revenue growth for Insurance Services, excluding the effect of revenue from the SDS acquisition and Osborn, was approximately 15%. Internal growth for Insurance Services with Osborn was approximately 13%. Operating income increased $14.3 million, or 20.7%, to $83.5 million for the nine months ended September 30, 2000 from $69.2 million for the nine months ended September 30, 1999, primarily as a result of revenue growth noted above. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to $3.5 million for the nine months ended September 30, 2000 from $2.3 million for the nine months ended September 30, 1999 due to the acquisition of SDS. Operating margins for Insurance Services increased to 37.5% for the nine months ended September 30, 2000 from 36.6% for the nine months ended September 30, 1999. Excluding acquisition amortization, the operating margin in Insurance Services for the nine months ended September 30, 2000 was 39.1% compared to 37.8% for the nine months ended September 30, 1999.

Revenue from Business & Government Services increased $45.8 million, or 26.4%, to $219.4 million for the nine months ended September 30, 2000 from $173.6 million for the nine months ended September 30, 1999. Comparable internal revenue growth for Business & Government Services, excluding the effect of revenue from acquisitions made since the first quarter of 1999, was approximately 16% over the prior year driven by strong growth in the direct marketing business and new workplace solutions customers. Operating income increased $17.2 million to $30.0 million for the nine months ended September 30, 2000 from $12.8 million for the nine months ended September 30, 1999. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, increased to approximately $11.6 million for the nine months ended September 30, 2000 from $9.9 million for the nine months ended September 30, 1999 primarily due to the acquisitions of NSA, KnowX.com and Informed and the accelerated earnout for EquiSearch. Operating margins for Business & Government Services increased to 13.7% for the nine months ended September 30, 2000 from 7.4% for the nine months ended September 30, 1999 primarily as a result of strong revenue growth in workplace solutions and cost synergies realized in public records. Excluding acquisition amortization, the operating margin in Business & Government Services for the nine months ended September 30, 2000 was 18.9% compared to 13.1% for the nine months ended September 30, 1999.

Divested and discontinued operations consists primarily of the operating results from ChoicePoint Limited sold January 2000. See Note 10 to the Consolidated Financial Statements.

Corporate expenses represent costs of support functions, e-commerce development initiatives, incentives and profit sharing that benefit both segments. The increase to $31.7 million for the nine months ended September 30, 2000 from $23.9 million for the nine months ended September 30, 1999 is primarily due to research and development costs for e-commerce initiatives and an increase in incentive and benefit plan expense commensurate with strong operating results and the Company's corporate branding campaign.

During the first nine months of 2000 and 1999, the Company recorded $28.9 million and $2.4 million of merger-related costs and unusual items, respectively. See Note 2 to the Consolidated Financial Statements.

Consolidated operating income before merger-related costs and unusual items increased $21.3 million from $63.3 million for the nine months ended September 30, 1999 to $84.6 million for the nine months ended September 30, 2000.

Consolidated operating income, after merger-related costs and unusual items of $28.9 million, decreased $5.2 million from $60.9 million for the nine months ended September 30, 1999 to $55.7 million for the nine months ended September 30, 2000.

In the first quarter of 1999, an additional gain on the December 1998 sale of certain field businesses of $2.5 million was recorded in connection with the prepayment of a note receivable and the repurchase of warrants issued by PMSI Services, Inc. in the transaction. See Note 10 to the Consolidated Financial Statements.

Interest expense was $9.1 million and $7.1 million for the nine months ended September 30, 2000 and 1999, respectively. Interest expense for 2000 is net of $882,000 of interest income from short-term investments for 2000. Interest expense for 1999 is net of $431,000 of interest income from the PMSI Services, Inc. note receivable and warrants prior to the prepayment and repurchase made in March 1999 and $1.3 million of interest income from short-term investments.

Net income decreased $7.7 million from $32.0 million for the nine months ended September 30, 1999 to $24.3 million for the nine months ended September 30, 2000 as a result of the merger-related costs and unusual items. Excluding merger-related costs, unusual items and gain on sale of businesses, net income would have been approximately $44.9 million and $32.0 million for the nine months ended September 30, 2000 and 1999, respectively. The effective tax rate, excluding merger-related costs,unusual items and gain on sales of businesses, decreased from 43.0% for the nine months ended September 30, 1999 to 40.5% for the nine months ended September 30, 2000 primarily as a result of lower state income taxes.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operations was $48.3 million in the first nine months of 2000 as net income and depreciation and amortization were offset by reductions in current liabilities and increases in accounts receivable. During the first nine months of 1999, cash provided by operations was $47.8 million. During the first nine months of 2000, ChoicePoint used $104.7 million for investing activities, including $97.3 million for acquisitions net of cash received and $25.1 million for additions to property and equipment and other assets. Additions to property and equipment were primarily system upgrades while additions to other assets were primarily software, purchased data files, and software developed for internal use. During the first nine months of 1999, ChoicePoint used $65.8 million for investing activities, including $40.2 million for acquisitions, $31.7 million for additions to property and equipment and other assets offset by proceeds from the maturity of investments of $6.8 million. During the first nine months of 2000, net cash provided by financing activities was $8.5 million, as the proceeds from a $100 million unsecured revolving credit facility entered into in December 1999 with a group of banks ("Revolving Facility") were used to fund the SDS and NSA acquisitions. Net cash used by financing activities was $2.1 million in the first nine months of 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding merger-related costs and unusual items, increased $25.1 million, or 25.3%, from $99.2 million for the nine months ended September 30, 1999 to $124.3 million for the nine months ended September 30, 2000. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity, and to determine a company's ability to service debt.

The Company's short-term and long-term liquidity depends primarily upon its level of net income, accounts receivable, accounts payable and accrued expenses. In order to meet its working capital needs, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks in August 1997. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The Revolving Facility has a termination date of one year, at which time the Company has the option to convert the outstanding balance to a one-year term obligation. Total debt outstanding under the two credit facilities was $179 million at September 30, 2000 and $184 million at December 31, 1999. ChoicePoint may use additional borrowings under these facilities to finance acquisitions and general corporate cash requirements. ChoicePoint may also utilize lines of credit with two banks for overnight borrowings. At September 30, 2000, there were no short-term borrowings outstanding under a line of credit with a bank.

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

FORWARD-LOOKING STATEMENTS

This report may contain certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the possible or assumed future results of operations of ChoicePoint, as well as statements preceded by or that include words such as "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions which are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company's services; product development; maintaining acceptable margins; ability to control costs; the impact of federal, state and local regulatory requirements on the Company's business, specifically the public records market and privacy matters affecting the Company; the impact of competitors; and the uncertainty of economic conditions in general. Additional information concerning risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission, including ChoicePoint's and DBT's Annual Reports on Form 10-K for the fiscal year ended December 31, 1999. Readers are cautioned not to place undue reliance on forward-looking statements since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after this date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of September 30, 2000. The information below should be read in conjunction with Note 7 of the "Notes to Consolidated Financial Statements".

As of September 30, 2000, $179 million was outstanding under two credit facilities. The Company has also entered into six interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligation. The Swap Agreements have a combined notional amount of $175 million at September 30, 2000 and mature at various dates from 2000 to 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 6.3% plus a credit spread.

Based on the Company's overall interest rate exposure at September 30, 2000, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

         3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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



                                             CHOICEPOINT INC.
                                             ---------------------------------
                                             (Registrant)


November 3, 2000                             /s/ Derek V. Smith
------------------------------------         ---------------------------------
         Date                                Derek V. Smith, Chairman and
                                                 Chief Executive Officer



November 3, 2000                              /s/ Michael S. Wood
------------------------------------         -----------------------------------
         Date                                Michael S. Wood, Chief Financial
                                             Officer

                                  EXHIBIT INDEX


Exhibit           Description of Exhibit
-------           ----------------------

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

3.2      Bylaws of the Company, as amended (incorporated by reference to Exhibit
         3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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