Form 10-K
period 2000-12-31
CHOICEPOINT INC
filed 2001-03-30
CIK 1040596

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                              REGISTERED
  --------------------------------------        -------------------------------
  Common Stock, par value $.10 per share            New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

                                 ---------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,098,231,189 as of March 15, 2001.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 62,022,791 shares of Common Stock, par value $.10 per share, outstanding as of March 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10 (as related to Directors), 11, 12 and 13.

         Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated herein by reference in Parts II and IV.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                 PART I.......................................................         1
                                   Item 1.  Business.........................................          1
                                   Item 2.  Properties.......................................          5
                                   Item 3.  Legal Proceedings................................          5
                                   Item 4.  Submission of Matters to a Vote of Security
                                             Holders.........................................          5
                                 Part II......................................................         7
                                   Item 5.  Market for the Registrant's Common Equity and
                                             Related Stockholder Matters ....................          7
                                   Item 6.  Selected Financial Data...........................         7
                                   Item 7.  Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations.....         7
                                   Item 7A. Quantitative and Qualitative Disclosures
                                             About Market Risk................................         7
                                   Item 8.  Financial Statements and Supplementary Data                7
                                   Item 9.  Changes in and Disagreements with Accountants on
                                             Accounting and Financial Disclosure..............         7
                                 Part III.....................................................         8
                                   Item 10.  Directors and Executive Officers of the
                                              Registrant.....................................          8
                                   Item 11.  Executive Compensation...........................         8
                                   Item 12.  Security Ownership of Certain Beneficial Owners
                                              and Management..................................         8
                                   Item 13.  Certain Relationships and Related
                                              Transactions...................................          8
                                 Part IV......................................................         8
                                   Item 14.  Exhibits, Financial Statement Schedules and
                                              Reports on Form 8-K.............................         8

         THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CHOICEPOINT INC. OR ITS MANAGEMENT CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS AND INFORMATION ARE BASED ON MANAGEMENT'S BELIEFS, PLANS, EXPECTATIONS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO CHOICEPOINT. THE WORDS "MAY," "SHOULD," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "CONTINUE," "BELIEVE," "SEEK," "ESTIMATE," AND SIMILAR EXPRESSIONS USED IN THIS REPORT THAT DO NOT RELATE TO HISTORICAL FACTS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

         THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDE, BUT ARE NOT LIMITED TO, THE
FOLLOWING: (I) THE LEVELS OF DEMAND FOR CHOICEPOINT'S EXISTING SERVICES; (II) CHOICEPOINT'S ABILITY TO DEVELOP NEW SERVICES AND TO ADAPT EXISTING SERVICES TO NEW USES; (III) CHOICEPOINT'S ABILITY TO MAINTAIN ACCEPTABLE MARGINS AND ITS ABILITY TO CONTROL ITS COSTS; (IV) THE IMPACT OF FEDERAL, STATE AND LOCAL REGULATORY REQUIREMENTS ON CHOICEPOINT'S BUSINESS, SPECIFICALLY THE PUBLIC RECORDS MARKET AND PRIVACY MATTERS AFFECTING CHOICEPOINT; (V) THE IMPACT OF CONSOLIDATION OR OTHER BUSINESS DEVELOPMENTS IN THE INSURANCE INDUSTRY, WHICH ACCOUNTS FOR APPROXIMATELY 50% OF CHOICEPOINT'S REVENUE; AND (VI) THE UNCERTAINTY OF ECONOMIC CONDITIONS IN GENERAL. MANY OF SUCH FACTORS ARE BEYOND CHOICEPOINT'S ABILITY TO CONTROL OR PREDICT. AS A RESULT, CHOICEPOINT'S FUTURE ACTIONS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND THE MARKET PRICE OF CHOICEPOINT'S COMMON STOCK COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY CHOICEPOINT. DO NOT PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. CHOICEPOINT DOES NOT INTEND TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY, OR ON BEHALF OF, CHOICEPOINT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of identification and credential verification services for making smarter decisions in today's fast-paced world. ChoicePoint became an independent public company in August 1997 through the combination of the businesses that had comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

         Based on market share, ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. The Company operates its business through two primary service groups: Insurance Services and Business & Government Services.

         The Insurance Services group provides most major domestic insurance companies with underwriting and claims information services to assist those companies in assessing the insurability and associated policy pricing of individuals and property. The Company furnishes access to motor vehicle reports, maintains a database of claims histories, provides automated claims verification information services to both the property and casualty and the life and health insurance markets, and provides database marketing services, including pre-screened and direct marketing lists. The Business & Government Services group offers pre-employment background investigations, pre-employment and regulatory compliance drug testing services, shareholder locator searches, credential verification services, and due diligence and public record information searches to other corporate and government organizations, as well as to the aforementioned insurance markets. The Company also provides modeling services, customized policy rating and issuance software, property inspections and audits to the commercial insurance market, and laboratory testing services and related technology solutions to the life insurance market.

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

         In August 1996, ChoicePoint acquired 70% of the outstanding capital stock of CDB Infotek, currently marketed under the name ChoicePoint PRO ("ChoicePoint PRO"), an automated public records company with more than 1,600 online public record databases, including criminal, bankruptcy, judgment and lien databases. Through the exercise of an option, the Company acquired the remaining outstanding shares of ChoicePoint PRO, which is now a wholly owned subsidiary of ChoicePoint. Headquartered in Santa Ana, California, ChoicePoint PRO serves corporations and the legal, insurance and investigative markets.

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

         To add to its drug testing medical review officer offerings, in 1997 ChoicePoint acquired the assets of Drug Free, Inc., a drug testing information services company. In April 1998, ChoicePoint acquired the assets of Attest National Drug Testing, Inc., a drug testing information services company, and in June 1998 Application Profiles, Inc., a full service background investigation company. In October 1998, the Company acquired Informus Corporation ("Informus") in order to leverage their Internet technology and expand its automated offerings in the pre-employment screening market. The Informus acquisition allows the Company to provide a complete range of web-based solutions by integrating its pre-employment background and drug testing services over the Internet to its corporate customers, and the acquisition provides further growth opportunities for the Company in the small to mid-sized company market. Also in November 1998, the Company acquired Tyler-McLennon, Inc., a provider of employment background screening services and record searches.

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

         In January 2000, the Company completed the previously-announced sale of its operations in the United Kingdom to Experian Limited, including the CUE UK database, a proprietary database containing home and motor insurance claims information.

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

         Effective February 1, 2000, the Company acquired NSA Resources, Inc. ("NSA"), one of the largest independent drug testing administration companies in the United States, to strengthen the Company's position as a leading single-source provider of pre-employment solutions. NSA contracts with customers as a third-party administrator of drug tests used for determining employment eligibility.

         In March 2000, the Company acquired Practical Computer Concepts, Inc. d/b/a Fraud Defense Network, a web-based anti-fraud business servicing the insurance claims industry.

         On May 16, 2000, the Company completed a merger with DBT Online, Inc., a public record services provider ("DBT"), whereby DBT shareholders received
 .525 shares (pre-split) of newly-issued shares of ChoicePoint common stock for each share of DBT common stock owned.

         In October 2000, the Company acquired RRS Police Records Management, Inc., a provider of police reports and related services to the property and casualty industry. In November 2000 the Company acquired the policy processing and interface management services assets of VIS'N Service Corporation and the data collection assets of Cat Data Group, LLC. In December 2000, the Company acquired the assets of Drug Free Consortium, to provide drug testing services.

         In January 2001, the Company acquired BTi Employee Screening Services, Inc., an employee pre-screening services company based in Texas and ABI Consulting Inc., a third-party administrator of workplace drug and alcohol testing programs.

         In February 2001, the Company acquired Insurity Solutions Inc., a company with an Internet-based rating, underwriting and customer service technology.


PRODUCTS AND CUSTOMERS

         As indicated above, the Company operates through two primary service groups: Insurance Services and Business & Government Services. ChoicePoint's offices are primarily located throughout the United States. The Company's business is not seasonal. The Company's balance sheets are generally managed on a consolidated basis, and, therefore, it is impracticable to report assets by segment. The following table reflects the revenue generated by each of ChoicePoint's two primary service groups, and from the royalty and divested and discontinued product lines, from 1998 through 2000 and the percentage contribution by each group to ChoicePoint's revenue for each such year.

                       HISTORICAL REVENUE BY SERVICE GROUP

                                                               2000                1999               1998
                                                        ----------------    -----------------  -----------------
                                                          AMOUNT     %       AMOUNT     %       AMOUNT      %
                                                        ---------  -----    --------  -------  ---------  ------
                                                                         (DOLLARS IN THOUSANDS)
                  Insurance Services.................   $ 294,752     50%   $255,814     51%   $ 236,619     59%
                  Business & Government Services.....     292,417     49     236,454     48      156,509     39
                  Royalty                                   6,364      1       6,219      1      6,636        2
                                                        ---------  -----    --------  -------  ---------  ------
                  Subtotal...........................     593,533    100%    498,487    100%     399,764    100%
                  Divested & Discontinued Product
                  Lines..............................          --              9,371              66,368
                                                        ---------           --------           ---------
                            Total....................   $ 593,533           $507,858           $ 466,132
                                                        =========           ========           =========

         Insurance Services. ChoicePoint provides underwriting information to property and casualty insurance companies in the United States. Personal lines property and casualty insurance services include automated direct marketing, underwriting and claims information, such as motor vehicle reports, the Company's Comprehensive Loss Underwriting Exchange ("C.L.U.E.(R)") database services, vehicle registration services, credit reports, modeling services, ChoicePointLink(R) (insurance agent software), and driver's license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters), which enables them to assess underwriting risks and pending claims in the auto and home insurance markets. ChoicePoint's proprietary ChoicePoint Rules(TM) systems automate customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using mainframe, personal computer and Internet web-based communications.

         In addition to personal lines underwriting information, ChoicePoint provides services to the commercial property and casualty insurance market. Those services include commercial inspections for underwriting purposes, workers compensation audits of commercial properties, marketing and modeling services to the personal lines property and casualty market and development of high-end customized application rating and issuance software for commercial customers. ChoicePoint also provides laboratory information services and related technology offerings to major life and health insurance companies in the United States.

         Business & Government Services. In addition to serving the property and casualty and life and health insurance markets, ChoicePoint provides risk management and fraud prevention services and related technology solutions, shareholder locator services and database marketing services to Fortune 1000 corporations, asset-based lenders, legal and professional service providers, health care service providers and local, state and federal government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (i) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; and (ii) comprehensive drug screening program management and administration and due diligence and credential verification services to legal and professional service providers.

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

         Customers. ChoicePoint's customer base includes substantially all domestic insurance companies, many Fortune 1000 companies and certain local, state and federal government agencies. The Company has more than 25,000 customers, none of which represented more than 10% of the Company's total revenue in 2000.

         Both of ChoicePoint's current service groups have the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.

COMPETITION

         The Company operates in a number of geographic and product and service markets, which are highly competitive. In the insurance services market, ChoicePoint's competitors include Trans Union Corporation, American Insurance Services Group, a unit of Insurance Services Office, Inc., Insurance Information Exchange, L.L.C., a subsidiary of AMS Services, Inc. and LabOne, Inc. with respect to insurance laboratory services. In the business and government services market, ChoicePoint's competitors in the automated public records market currently include the Lexis-Nexis service of Reed Elsevier PLC, West Publishing Company, Dallas Computer Services, Inc. and InfoUSA Inc., while its competitors in the pre-employment screening and drug testing services market include various security companies and clinical laboratories, including Pinkertons Inc., Avert, Inc. and Laboratory Corporation of America Holdings. Its competitors in database marketing services offerings include Acxiom Corporation and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by EquiSearch, the Company competes with Keane Tracers, Inc. and Shareholder Communications Corporation. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.

SOURCES OF SUPPLY

         ChoicePoint's operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities, and on-line search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, if material changes in state or federal laws regulating or prohibiting the distribution of public records were to occur, the Company's financial condition and results of operations could be materially affected. In the event that such a termination occurred, the Company believes that it could acquire the data from other sources; however, such termination could have a material adverse effect on the Company's financial condition or results of operations.

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

EMPLOYEES

         As of December 31, 2000, ChoicePoint employed approximately 4,200 persons, none of whom were unionized. Substantially all of the Company's workforce is employed in the United States. As of December 31, 2000, ChoicePoint employed approximately 310 individuals in Olathe, Kansas in its Osborn Group facilities, approximately 260 individuals in Hartford, Connecticut in its PRC facilities, approximately 150 individuals in Santa Ana, California at its ChoicePoint PRO location, approximately 380 individuals in Peoria, Illinois in its CP Direct location, about 80 employees at its CP Commercial Specialists office in Overland Park, Kansas, approximately 250 individuals in St. Petersburg, Florida at its Application Profiles office, approximately 30 employees in White Plains, New York at its EquiSearch offices, and approximately 20 individuals at the Sarasota, Florida location. The Company has approximately 120 employees in Pensacola, Florida at the SDS office, approximately 100 NSA employees in Nashville, Tennessee and 290 DBT employees in Boca Raton, Florida. Approximately 1,000 individuals are employed in the Atlanta area in the Company's headquarters and two branch office locations. The balance of ChoicePoint's employees are located in the Company's remaining offices. ChoicePoint believes that its relations with its employees are good.

PROPRIETARY MATTERS

         ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current duration for federal registrations range from seven to fifteen years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark is in use. Other trademarks and trade names used in the Company's business are registered and maintained in the U.S. ChoicePoint and C.L.U.E. are registered trademarks of ChoicePoint Asset Company.

         ChoicePoint owns a 62.5% interest in revenue relating to certain patents involving laser technology which expires between November 2004 and May 2005. Upon the expiration of the applicable patent, ChoicePoint loses its right to exclude others from exploiting the inventions claimed therein, and accordingly, the obligations of third parties to make royalty payments will cease.

ITEM 2.  PROPERTIES

         ChoicePoint's principal executive offices are located in 206,000 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. ChoicePoint maintains approximately 74 other offices in the United States. These offices, all of which are leased, contain a total of approximately 664,330 square feet of space. Through Osborn Group, ChoicePoint owns two laboratory facilities in Olathe, Kansas with approximately 76,000 square feet of space. Through CP Direct, ChoicePoint owns four buildings in Peoria, Illinois representing approximately 182,000 square feet of space. Through ChoicePoint Services Inc., ChoicePoint owns a building in Norcross, Georgia representing approximately 8,400 square feet. The Company ordinarily leases office space of the general commercial type for conducting its business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF REGISTRANT

         Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 10, 2001:

                         NAME AND POSITION                                      AGE      EXECUTIVE OFFICER SINCE
                         -----------------                                     ----      -----------------------
                         Derek V. Smith, Chairman, President and Chief
                         Executive Officer                                      46               1997
                         Douglas C. Curling, Chief Operating Officer........    46               1997
                         Dan H. Rocco, Executive Vice President.............    61               1997
                         David T. Lee, Executive Vice President.............    41               1997
                         J. Michael de Janes, General Counsel and Secretary     43               1997
                         Michael S. Wood, Chief Financial Officer...........    46               2000
                         David E. Trine, Treasurer and Corporate Controller     40               2000

         Derek V. Smith, 46, has served as President, Chief Executive Officer and a Director of the Company since May 1997 and as Chairman of the Board since May 1999. Mr. Smith served as Executive Vice President of Equifax and Group Executive of the Insurance Services Group of Equifax from 1993 until the Spinoff. From 1991 to 1993, he served as Senior Vice President and Chief Financial Officer of Equifax. He also serves as a director of Metris Companies Inc.

         Douglas C. Curling, 46, has served as Chief Operating Officer and a Director of the Company since May 2000 and served as Chief Operating Officer and Treasurer from May 1999 to May 2000. He served as Executive Vice President, Chief Financial Officer and Treasurer of ChoicePoint from the Spinoff until May 1999. He served as Senior Vice President -- Finance and Administration of the Insurance Services Group of Equifax from 1993 until the Spinoff. He also serves as a director of Intertech Information Management, Inc., a document imaging company.

         Dan H. Rocco, 61, has served as Executive Vice President of ChoicePoint since the Spinoff. He served as Senior Vice President -- Operations of the Insurance Services Group of Equifax from 1993 until the Spinoff. Mr. Rocco served as President and General Manager of the Automated Services Division of the Insurance Services Group of Equifax from 1991 to 1993.

         David T. Lee, 41, has served as Executive Vice President since May 1999 and prior to that served as Senior Vice President of ChoicePoint from the Spinoff until May 1999. He served as Vice President -- Property & Casualty Marketing and Sales of the Insurance Services Group of Equifax from 1991 until the Spinoff.

         J. Michael de Janes, 43, has served as General Counsel of ChoicePoint since the Spinoff, and has been Secretary of the Company since April 1998. He served as Vice President and Counsel of the Insurance Services Group of Equifax from 1993 until the Spinoff.

         Michael S. Wood, 46, has served as Chief Financial Officer of the Company since February 2000. From 1997 until January 2000 he served as Chief Financial Officer of Lane Bryant, Inc., a division of The Limited, Inc. and from 1995 to 1997 he served as Vice President -- Finance of Lane Bryant, Inc.

         David E. Trine, 40, has served as Treasurer and Vice President - Corporate Controller since May 2000. He served as Vice President - Corporate Controller from May 1999 to May 2000 and Vice President - Finance and Accounting of the Company from the Spinoff until May 1999. Mr. Trine served as Senior Vice President - Group Controller of Equifax Healthcare Information Services Group from 1995 to 1996 and Vice President - Internal Audit for Equifax from 1990 to 1995.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CPS." Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions "Market Information" and "Quarterly Activity" on page 39 of the 2000 Annual Report to Shareholders (the "Annual Report"), a copy of which page is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 2000. The information below should be read in conjunction with Note 5 of the "Notes to Consolidated Financial Statements" on pages 30 and 31 of the Annual Report, copies of which pages are included in
Exhibit 13 to this Form 10-K and are incorporated herein by reference.

         In August 1997, ChoicePoint entered into a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. As of December 31, 2000, $139 million was outstanding under the Credit Facility. The Company has entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate obligations. The Swap Agreement has a notional amount of $125 million at December 31, 2000 and matures in August 2002. This Swap Agreement involves the exchange of variable rate for fixed rate payments and effectively changes the Company's interest rate exposure to a weighted average fixed rate of 6.45%.

         Based on the Company's overall interest rate exposure at December 31, 2000, a near-term change in interest rates would not materially affect the consolidated financial position, results or operations or cash flows of the Company.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to Directors of the Company is included in the sections entitled "Election of ChoicePoint Directors," and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company's executive officers is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is included in the sections entitled "ChoicePoint Executive Compensation," "Management Compensation and Benefits Committee Report on Executive Compensation," "Election of ChoicePoint Directors," "ChoicePoint Executive Compensation -- Employment Agreements and Change-in-Control Arrangements," "ChoicePoint Executive Compensation Compensation Committee Interlocks and Insider Participation," and "ChoicePoint Stock Performance Graph" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Index to exhibits, financial statements and schedules.

        (1)Financial Statements

        Consolidated Balance Sheets for the Years Ended December 31, 2000 and 1999 are incorporated by reference from the Annual Report, and are included in
Exhibit 13 hereto.

        Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

        Notes to Consolidated Financial Statements are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

        Report of Arthur Andersen LLP on the foregoing financial statements is incorporated by reference from the Annual Report, and is included in Exhibit 13 hereto.

         (2)Financial Statement Schedules

         Schedule II - Consolidated Valuation and Qualifying Accounts is included as a schedule herein.

         Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

         (3)Exhibits required by Item 601 of Regulation S-K:

         The following exhibits are included in this Form 10-K:

                EXHIBIT
                  NO.              DESCRIPTION
                  ---              -----------

                 2.1         --  Purchase Agreement, by and among ChoicePoint Inc.,
                                 ChoicePoint Acquisition Corporation and DBT Online, Inc.
                                 (incorporated by reference to Exhibit 2.1 of the Company's
                                 Current Report on Form 8-K, filed February 15, 2000).
                 3.1         --  Articles of Incorporation of the Company, as amended
                                 (incorporated by reference to Exhibit 3.1 of the Company's
                                 Registration Statement on Form S-1, as amended, File No.
                                 333-30297).
                 3.2         --  Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form
                                 10-Q for the quarter ended June 30, 2000).
                 4.1         --  Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta
                                 (incorporated by reference to Exhibit 4.2 of the Company's
                                 Form 8-A, filed November 5, 1997).
                 4.2         --  Amendment No. 1 to the Rights Agreement, dated as of June
                                 21, 1999, between ChoicePoint Inc. and SunTrust
                                 Bank, Atlanta (incorporated by reference to
                                 Exhibit 4.2 of the Company's Current Report on
                                 Form 8-A, filed August 17, 1999).
                 4.3         --  Amendment No. 2 to the Rights Agreement between ChoicePoint
                                 Inc. and SunTrust Bank, Atlanta dated February 14, 2000
                                 (incorporated by reference to Exhibit 4.1 of the Company's
                                 Current Report on Form 8-K, filed February 15, 2000).
                 4.4         --  Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
                                 Form S-1, as amended, File No. 333-30297).
                10.1         --  Form of Employment Agreement between the Company and each of
                                 Derek V. Smith, Douglas C. Curling, David T. Lee and J.
                                 Michael de Janes (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended
                                 December 31, 1997).
                10.2         --  Employment Agreement, dated April 1, 1997, by and between
                                 DBT Online, Inc. and Frank Borman (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
                                 10-Q for the quarter ended June 30, 2000).
                10.3         --  Agreement, dated July 24, 1996, by and between Equifax Inc.
                                 and Dan Rocco, to be effective January 1, 1996 (relating to the compensation of Mr. Rocco) (incorporated by reference to
                                 Exhibit 10.9 of the Company's Registration Statement on Form
                                 S-1, as amended, File No. 333-30297).
                10.4         --  ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan
                                 (incorporated by reference to Exhibit 10.1 of the Company's
                                 Quarterly Report on Form 10-Q, for the quarter ended June
                                 30, 1997).
                10.5         --  DBT Online, Inc. Amended and Restated Stock Option Plan.
                10.6         --  Amendment 2000-1 to the DBT Online, Inc. Amended and
                                 Restated Stock Option Plan (incorporated by reference to
                                 Exhibit 4.2 of the Company's Registration Statement on Form
                                 S-8, File No. 333-37498).
                10.7         --  ChoicePoint Inc. Deferred Compensation Plan.
                10.8         --  ChoicePoint Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration
                                 Statement on Form S-1, as amended, File No. 333-30297).
                10.9         --  Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).
                10.10        --  Tax Sharing and Indemnification Agreement, dated as of July
                                 31, 1997, by and between Equifax Inc. and ChoicePoint Inc.
                                 (incorporated by reference to Exhibit 10.7 of the Company's
                                 Quarterly Report on Form 10-Q, for the quarter ended
                                 June 30, 1997).
                10.11        --  Revolving Credit Agreement, dated as of August 5, 1997, among ChoicePoint Inc., the Lenders Listed Therein and
                                 Wachovia Bank, N.A. as Administrative Agent, and SunTrust
                                 Bank, Atlanta, as Documentation Agent (incorporated by
                                 reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).
                10.12        --  Revolving Credit Agreement dated as of December 29, 1999 among ChoicePoint Inc., the Lenders listed therein, Wachovia
                                 Bank, N.A. as Administrative Agent, SunTrust Bank, Atlanta,
                                 as Documentation Agent, and First Union National Bank, as
                                 Managing Agent (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, for the year
                                 ended December 31, 1999).
                10.13        --  Master Agreement, dated as of July 31, 1997, among
                                 ChoicePoint Inc., SunTrust Banks, Inc. and SunTrust Bank,
                                 Atlanta, as Agent (incorporated by reference to Exhibit
                                 10.11(a) of the Company's Quarterly Report on Form 10-Q, for
                                 the quarter ended June 30, 1997).
                10.14        --  First Amendment to the Master Agreement, dated as of
                                 September 30, 1998, among ChoicePoint, Inc., as Lessee,
                                 SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta,
                                 as Agent (incorporated by reference to Exhibit 10.15 of the
                                 Company's Annual Report on Form 10-K, for the year ended
                                 December 31, 1999).
                10.15            Second Amendment to the Master Agreement, dated as of
                                 December 30, 1999, among ChoicePoint Inc., as Lessee,
                                 SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta,
                                 as Agent (incorporated by reference to Exhibit 10.16 of the
                                 Company's Annual Report on Form 10-K, for the year ended
                                 December 31, 1999).
                10.16        --  Lease agreement, dated as of July 31, 1997, between
                                 ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.11(b) of the Company's Quarterly
                                 Report on Form 10-Q, for the quarter ended June 30, 1997).
                10.17        --  Georgia Lease Supplement, dated as of July 31, 1997, between
                                 ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.11(c) of the Company's Quarterly
                                 Report on Form 10-Q, for the quarter ended June 30, 1997) as
                                 Agent.
                10.18        --  First Amendment to the Georgia Lease Supplement, dated
                                 September 30, 1998, between ChoicePoint Inc. and SunTrust
                                 Banks, Inc. (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K, for the year ended
                                 December 31, 1999).
                10.19        --  Second Amendment to the Georgia Lease Supplement, dated
                                 December 30, 1999, between ChoicePoint Inc. and SunTrust
                                 Banks, Inc. (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K, for the year ended
                                 December 31, 1999).
                10.20        --  Operative Guaranty, dated as of July 31, 1997, by
                                 ChoicePoint Inc. as Guarantor. (incorporated by reference to
                                 Exhibit 10.11(d) of the Company's Quarterly Report on Form
                                 10-Q, for the quarter ended June 30, 1997).
                10.21        --  Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and ChoicePoint Inc.
                                 (incorporated by reference to Exhibit 10.11(e) of the
                                 Company's Quarterly Report on Form 10-Q, for the quarter
                                 ended June 30, 1997).
                10.22        --  Sublease Agreement, dated as of July 31, 1997, between
                                 Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta,
                                 Georgia [J.V. White Technology Center]) (incorporated
                                 by reference to Exhibit 10.13 of the Company's Quarterly
                                 Report on Form 10-Q, for the quarter ended June 30, 1997).
                13           --  The inside front cover and pages 18-37 and
                                 39 of the Company's 2000 Annual Report To
                                 Shareholders.
                21           --  Subsidiaries of the Company.
                23.1         --  Consent of Arthur Andersen LLP, Independent Public
                                 Accountants.
                23.2         --  Consent of Deloitte & Touche LLP, Independent Public
                                 Accountants
                23.3         --  Consent of Corbin & Wertz, Independent Public Accountants
                99.1         --  Independent Auditors' Report - Deloitte & Touche LLP
                99.2         --  Independent Auditors' Report - Corbin & Wertz
                99.3         --  Report of Independent Public Accountants on Financial
                                 Statement Schedule - Arthur Andersen LLP

         Copies of the Company's Form 10-K that are furnished pursuant to the written request of the Company's shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company's Director, Investor Relations, specifying the exhibit or exhibits requested.

    (b) Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter ending December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 30, 2001.

                           CHOICEPOINT INC.

                           By:            /s/ DEREK V. SMITH
                               ------------------------------------------------
                                             Derek V. Smith
                                Chairman, President and Chief Executive Officer

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

                    SIGNATURE                                         TITLE                                  DATE
                    ---------                                         -----                                  ----

                      /s/ DEREK V. SMITH                   Chairman, President, and Chief               March  30, 2001
     ---------------------------------------
     Derek V. Smith                                        Executive Officer and Director

                      /s/ MICHAEL S. WOOD                  Chief Financial Officer                      March  30, 2001
     ---------------------------------------
     Michael S. Wood

                      /s/ RON D. BARBARO                   Director                                     March  30, 2001
     ---------------------------------------
     Ron D. Barbaro

                     /s/ CHARLES G. BETTY                  Director                                     March  30, 2001
     ---------------------------------------
     Charles G. Betty

                     /s/ FRANK BORMAN                      Director                                     March  30, 2001
     ---------------------------------------
     Frank Borman

                      /s/ THOMAS M. COUGHLIN               Director                                     March  30, 2001
     ---------------------------------------
     Thomas M. Coughlin

                     /s/ DOUGLAS C. CURLING                Chief Operating Officer                      March  30, 2001
     ---------------------------------------
     Douglas C. Curling                                    and Director

                      /s/ JAMES M. DENNY                   Director                                     March  30, 2001
     ---------------------------------------
     James M. Denny

                      /s/ KENNETH G. LANGONE               Director                                     March  30, 2001
     ---------------------------------------
     Kenneth G. Langone

                     /s/ BERNARD MARCUS                    Director                                     March  30, 2001
     ---------------------------------------
     Bernard Marcus

                     /s/ C. B. ROGERS, JR.                 Director                                     March  30, 2001
     ---------------------------------------
     C. B. Rogers, Jr.

                     /s/ CHARLES I. STORY                  Director                                     March  30, 2001
     ---------------------------------------
     Charles I. Story

                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999 and 1998





                                                      Balance at   Charged to Costs                                Balance at End
                                                      Beginning of       &          Charged to Other                     of
             Description                                Period        Expenses          Accounts       Deductions       Period
                                                      ------------ ---------------- ----------------   ----------  --------------

In thousands
Year ended December 31, 2000
Allowance for Doubtful Accounts                         4,670          2,835            492(1)          (2,210)         5,787

Merger & Exit Cost Reserves                             4,556         11,263          1,224(1)         (12,773)         4,270


Year ended December 31, 1999
Allowance for Doubtful Accounts                         3,685          1,056            388(1)            (459)         4,670

Merger & Exit Cost Reserves                             6,997          3,748             --             (6,189)         4,556

Year ended December 31, 1998
Allowance for Doubtful Accounts                         2,197            955            643(1)            (110)         3,685

Merger & Exit Cost Reserves                             2,123          5,983            223(1)          (1,332)         6,997

(1) Represents allowances established in connection with acquisitions.