Form 10-Q
period 2001-03-31
CHOICEPOINT INC
filed 2001-05-14
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 2001
                                        ---------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ________________

                         Commission File Number: 1-13069


                                CHOICEPOINT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Georgia                                     58-2309650
-----------------------------------------------       -------------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                  or organization)                        Identification No.)


   1000 Alderman Drive,  Alpharetta, Georgia                   30005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 30, 2001
          -----                                  -----------------------------
Common Stock, $.10 Par Value                             62,113,655

                                CHOICEPOINT INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I.   FINANCIAL INFORMATION

Consolidated Statements of Income --
     Three Months Ended March 31, 2001 and 2000..................................................   3

Consolidated Balance Sheets --
     March 31, 2001 and December 31, 2000 .......................................................   4

Consolidated Statement of Shareholders' Equity --
     Three Months Ended March 31, 2001...........................................................   5

Consolidated Statements of Cash Flows --
     Three Months Ended March 31, 2001 and 2000..................................................   6

Notes to Consolidated Financial Statements.......................................................   7

Item 2. Management's Discussion and Analysis
     of Results of Operations and Financial Condition............................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................  15

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings .......................................................................  16

Item 2. Changes in Securities and Use of Proceeds ...............................................  16

Item 3. Defaults Upon Senior Securities .........................................................  16

Item 4. Submission of Matters to a Vote of Security Holders......................................  16

Item 5. Other Information........................................................................  16

Item 6. Exhibits and Reports on Form 8-K.........................................................  16

Signatures.......................................................................................  17

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                       -------------------------------
(In thousands, except per share data)                     2001                2000
                                                       ---------             ---------
Revenue                                                $ 155,681             $ 146,720
Costs and expenses:
   Cost of services                                       91,280                90,201
   Selling, general and administrative                    30,956                32,219
   Merger-related costs & unusual items                   18,009                    --
                                                       ---------             ---------
     Total costs and expenses                            140,245               122,420

Operating income                                          15,436                24,300
Interest expense, net                                      2,555                 2,977
                                                       ---------             ---------

Income before income taxes                                12,881                21,323
Provision for income taxes                                 5,668                 8,722
                                                       ---------             ---------
Net income                                             $   7,213             $  12,601
                                                       =========             =========

Earnings per share - basic (Notes 5 & 6)               $    0.12             $    0.21
   Weighted average shares - basic                        61,208                59,487

Earnings per share - diluted (Notes 5 & 6)             $    0.11             $    0.20
   Weighted average shares - diluted                      64,698                62,249

 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    March 31,             December 31,
(In thousands, except par values)                                                     2001                    2000
                                                                                   ----------             ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $   10,979              $   44,909
   Accounts receivable, net of allowance for doubtful accounts
      of $5,084 in 2001 and $5,787 in 2000                                            129,449                 109,709
   Deferred income tax assets                                                           7,553                   7,788
   Other current assets                                                                16,764                  15,923
                                                                                   ----------              ----------
      Total current assets                                                            164,745                 178,329

Property and equipment, net                                                            66,046                  68,792
Goodwill, net                                                                         395,081                 370,232
Deferred income tax assets                                                             12,277                  10,244
Other                                                                                  72,123                  76,842
                                                                                   ----------              ----------
      Total Assets                                                                 $  710,272              $  704,439
                                                                                   ==========              ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt                        $    3,635              $      638
   Accounts payable                                                                    28,856                  31,123
   Accrued salaries and bonuses                                                        14,843                  29,919
   Other current liabilities                                                           44,513                  44,659
                                                                                   ----------              ----------
      Total current liabilities                                                        91,847                 106,339

Long-term debt, less current maturities                                               141,681                 141,638
Postretirement benefit obligations                                                     45,044                  45,844
Other long-term liabilities                                                            15,024                   9,549
                                                                                   ----------              ----------
      Total liabilities                                                               293,596                 303,370
                                                                                   ----------              ----------
Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                                         --                      --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued and outstanding -  62,066 in 2001 and 61,566 in 2000                       6,207                   6,157
   Paid-in capital                                                                    270,029                 258,796
   Retained earnings                                                                  154,839                 147,626
   Accumulated other comprehensive loss                                                (2,981)                    (92)
   Stock held by employee benefit trusts, at cost, 701 shares in 2001
     and 2000                                                                         (11,418)                (11,418)
                                                                                   ----------              ----------
      Total shareholders' equity                                                      416,676                 401,069
                                                                                   ----------              ----------
      Total Liabilities and Shareholders' Equity                                   $  710,272              $  704,439
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

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Accumulated
                                                                                           Other      Stock Held By
                                      Comprehensive  Common     Paid-in     Retained   Comprehensive     Employee
(in thousands)                            Income     Stock      Capital      Earning       Loss        Benefit Trusts    Total
                                      ------------- --------    --------    --------   ------------   ---------------   --------
Balance, December 31, 2000                          $  6,157    $258,796    $147,626    $    (92)        $(11,418)      $401,069
Net Income                               $ 7,213          --          --       7,213          --               --          7,213
Translation adjustments                     (110)         --          --          --        (110)              --           (110)

Unrealized derivative losses on
cash flow hedges (net of taxes of
$1.8 million)                             (2,779)         --          --          --      (2,779)              --         (2,779)
                                         -------
Comprehensive in come                    $ 4,324
                                         =======

Restricted stock plans, net                               --         422          --          --               --            422
Stock options exercised                                   50       6,731          --          --               --          6,781
Tax benefit of stock options exercised                    --       4,080          --          --               --          4,080
                                                    --------    --------    --------    --------         --------       --------
Balance, March 31, 2001                             $  6,207    $270,029    $154,839    $ (2,981)        $(11,418)      $416,676
                                                    ========    ========    ========    ========         ========       ========

  The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended March 31,
                                                                               --------------------------------
(In thousands)                                                                   2001                   2000
                                                                               ---------              ---------
Cash flows from operating activities:
   Net income                                                                  $   7,213              $  12,601
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                                 14,120                 13,848
    Merger-related costs and unusual items                                        18,009                     --
    Compensation recognized under employee stock plans                               422                   (869)
    Stock issued for employee benefit plan                                            --                    400
    Tax benefit of stock options exercised                                         4,080                  1,200
    Changes in assets and liabilities,
      excluding effects of acquisitions and divestiture:
       Accounts receivable, net                                                  (17,515)               (20,578)
       Deferred income taxes                                                         280                   (754)
       Other current assets                                                       (1,147)                (2,842)
       Current liabilities, excluding debt                                       (27,066)               (12,402)
       Other long-term liabilities, excluding debt                                   (10)                   (42)
                                                                               ---------              ---------

   Net cash used by operating activities                                          (1,614)                (9,438)

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                             (29,494)               (79,433)
  Cash proceeds from sale of businesses                                               --                  1,500
  Additions to short-term investments                                                 --                (14,934)
  Additions to property and equipment, net                                        (2,733)                (4,976)
  Additions to other assets, net                                                  (9,625)                (4,006)
                                                                               ---------              ---------

  Net cash used by investing activities                                          (41,852)              (101,849)

Cash flows from financing activities:
   Proceeds from long-term debt                                                       --                 75,000
   Payments on long-term debt                                                         --                (30,025)
   Net short-term borrowings                                                       2,865                  7,571
   Proceeds from exercise of stock options                                         6,781                  2,272
                                                                               ---------              ---------
  Net cash provided by financing activities                                        9,646                 54,818
                                                                               ---------              ---------

Effect of foreign currency exchange rates on cash                                   (110)                    --
                                                                               ---------              ---------
Net decrease in cash                                                             (33,930)               (56,469)
Cash and cash equivalents, beginning of period                                    44,909                 73,101
                                                                               ---------              ---------
Cash and cash equivalents, end of period                                       $  10,979              $  16,632
                                                                               =========              =========

 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is a leading provider of identification and credential verification services for making smarter decisions in today's fast-paced world. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services.

         The Insurance Services group provides information products and services used in the underwriting, claims and marketing processes by property and casualty and life insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, credit information, marketing services and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market and laboratory testing services and related technology solutions to the life and health insurance market.

         The Business & Government Services group provides information products and services and direct marketing to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, database marketing services and people and shareholder locator information searches.

2.       BASIS OF PRESENTATION

ChoicePoint Inc. was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff on August 8, 1997 (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax.

On May 16, 2000, ChoicePoint completed a merger (the "Merger") with DBT Online, Inc. ("DBT") by exchanging approximately 15.9 million shares (adjusted for stock split - Note 6) of its common stock for all of the common stock of DBT. Each share of DBT was exchanged for .525 shares of ChoicePoint common stock (pre-split). In addition, outstanding DBT stock options were converted at the same exchange ratio into options to purchase approximately 2.7 million shares of ChoicePoint common stock. DBT is a leading nationwide provider of online public records data and other publicly-available information. The Merger has been accounted for as a pooling of interests, and accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of DBT. There were no material transactions between ChoicePoint and DBT prior to the Merger. No material adjustments were required to conform the accounting policies of the two companies.

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2001 and the results of operations and the cash flows for the three months ended March 31, 2001 and 2000. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

During the first quarter of 2001 and fiscal year 2000, the Company recorded merger-related costs and unusual items of $18.0 million and $28.9 million, respectively. The categories of costs incurred and the accrued balances at March 31, 2001 are summarized below:

                                                  Remaining
                                                  Accrual at
                                                   March 31,       2001          2000
               (In thousands)                        2001         Expense       Expense
                                                  ----------      -------       -------
               Transaction costs                    $    --       $    --       $11,579
               Personnel-related costs                1,165         1,832         3,780
               Other merger integration costs         2,828         2,433         3,629
               Asset impairments                         --        12,693         6,954
               Non-merger severance                     964           982         2,353
               Other one-time charges                   120            69           654
                                                    -------       -------       -------
                                                    $ 5,077       $18,009       $28,949
                                                    =======       =======       =======

In the first quarter of 2001, the personnel-related costs of $1.8 million consist primarily of stay bonuses for services rendered through March 31, 2001 and severance and termination benefit costs primarily related to the integration of the two public records platforms and related sales and marketing departments. Other merger integration costs of $2.4 million consist primarily of duplicate data and lease exit costs. Asset impairments of $12.7 million primarily reflect the write-down of equipment and other long-lived assets deemed to be impaired based on the integration plan for the two public records platforms which was finalized in the first quarter of 2001. In the second quarter of 2000, transaction costs of approximately $11.6 million included investment banking, legal and printing fees and other costs directly related to the Merger. Personnel-related costs of approximately $3.8 million consisted of benefit conversions and stay bonuses for services rendered through June 30, 2000 and severance. Other merger integration costs primarily include the elimination of duplicate data costs. Asset impairments of approximately $7.0 million represent the write-down of goodwill and other long-lived assets.

3.       USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.       REVENUE AND EXPENSE RECOGNITION

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenues from software license and maintenance agreements are recognized in accordance with Statement of Position 97-2, "Software Revenue

Recognition." Motor vehicle records registry revenue (the fee charged by states for motor vehicle records), material, shipping and postage charges in the Company's direct marketing business and other costs that are passed on by ChoicePoint to its customers ("pass-through revenue") are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. Pass-through revenue was $109.2 million and $104.2 million for the three months ended March 31, 2001 and 2000, respectively.

5.       EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options.

6.       STOCK SPLIT

On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Unless otherwise stated, share and per share data for all periods presented have been adjusted to reflect the split.

7.       DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $139 million at March 31, 2001. In addition, there was $3.3 million of other long-term debt outstanding at March 31, 2001. Short-term borrowings at March 31, 2001 include $3.0 million from a line of credit with a bank.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, ChoicePoint adopted Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint's rights or obligations under the applicable derivative contract. ChoicePoint's derivative instruments include interest rate swap agreements which have been designated as cash flow hedges and, as such, the effective portions of changes in fair value are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. These interest rate swap agreements have been entered into to hedge the variability of cash flows to be paid related to the Credit Facility and an operating lease. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001, resulted in a charge to OCI of $2.8 million, net of taxes. For the three months ended March 31, 2001, the Company recorded the ineffectiveness related to these cash flow hedges to net interest expense. These amounts were not material.

9.       STOCK OPTIONS

During the first quarter of 2001, stock options to purchase approximately 1.7 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. Exercise prices of these options are equal to the fair market value on the date of grant.

10.      ACQUISITIONS

During the first quarter of 2001, the Company acquired BTi Employee Screening Services, Inc., an experienced pre-employment background screening organization, ABI Consulting, Inc., a third-party administrator of employee drug testing programs, and Insurity Solutions Inc., a provider of Internet-based rating, underwriting and policy-servicing tools. The total purchase price of the acquisitions, which were accounted for using the purchase method, was approximately $29.6 million, with approximately $29.1 million of that amount allocated to goodwill. The Company has accrued approximately $1.0 million for transaction-related costs including lease terminations and personnel-related costs related to these acquisitions.

11.       SEGMENT DISCLOSURES

ChoicePoint operates primarily in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months ended March 31, 2001 and 2000 for the two segments, laser technology patents held by the Company ("Royalty") and the divested and discontinued lines were as follows:

                                               Three months ended                                 Three months ended
                                  --------------------------------------------       -------------------------------------------
                                                 March 31, 2001                                    March 31, 2000
                                  --------------------------------------------       -------------------------------------------
                                                   Operating                                         Operating
                                                 Income before      Operating                      Income before
                                                  Acquisition         Income                        Acquisition          Income
(In thousands)                     Revenue       Amortization         (Loss)          Revenue       Amortization         (Loss)
                                  ---------      ------------       ---------        ---------      ------------       ---------
Insurance                         $  80,064        $  31,888        $  30,553        $  75,717        $  28,073        $  26,942
B&G                                  73,960           16,762           12,684           66,141            7,588            3,865
Royalty                               1,657            1,051            1,051            1,543              885              885
Divested & Discontinued                  --               --               --            3,319            1,268            1,061
Corporate and Shared Expenses
                                         --          (10,843)         (10,843)              --           (8,453)          (8,453)

Merger-related Costs and
   Unusual Items (Note 2)                --          (18,009)         (18,009)              --               --
                                  ---------        ---------        ---------        ---------        ---------        ---------
Total                             $ 155,681        $  20,849        $  15,436        $ 146,720        $  29,361        $  24,300
                                  =========        =========        =========        =========        =========        =========

As a result of the Merger and integration of the two public records businesses, the Company has discontinued certain product lines which were duplicative in nature or contrary to ChoicePoint's strategic goals.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both segments. Acquisition amortization includes goodwill and other intangible amortization related to acquisitions.

Depreciation and amortization for the three months ended March 31, 2001 and 2000 were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                       -------------------------------
              (In thousands)                              2001                 2000
                                                       ---------             ---------
              Insurance                                $   4,106             $   3,971
              B&G                                          8,716                 8,240
              Royalty                                        425                   426
              Divested & Discontinued                         --                   518
              Corporate                                      873                   693
                                                       ---------             ---------
              Total                                    $  14,120             $  13,848
                                                       =========             =========

Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

12.      SUBSEQUENT EVENTS

The Company acquired National Medical Review Offices, Inc., a large provider of Medical Review Office services in California, and The Bode Technology Group, Inc., a premier provider of DNA identification services, in April 2001. These acquisitions will be accounted for using the purchase method.

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

On May 16, 2000, ChoicePoint completed a merger (the "Merger") with DBT Online, Inc. ("DBT"). The Merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of DBT. See Note 2 to the Consolidated Financial Statements for a description of the Merger.

On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Unless otherwise stated share and per share data for all periods presented have been adjusted to reflect the split.

RESULTS OF OPERATIONS

REVENUE

The Company's total revenue for the three months ended March 31 increased 6%, or $9.0 million, to $155.7 million in 2001 from $146.7 million in 2000. Revenue from continuing operations, which excludes discontinued and divested product lines, for the three months ended March 31 grew approximately 9%, or $12.3 million, to $155.7 million in 2001 from $143.4 million in 2000. Consolidated internal revenue growth, which excludes the effect of revenue from purchased acquisitions and divestitures, was approximately 6% for the three months ended March 31, 2001. Our revenue growth resulted primarily from continued strong unit performances in Insurance Services' personal lines and the commercial insurance businesses and Business & Government Services' workplace solutions and public records businesses and was offset partially by the decline in laboratory testing volume as a result of the continuing effect of TripleX legislation on the life insurance market. Triple-X is an insurance regulation dealing with reserve requirements for guaranteed premium term life insurance policies and was passed by most states as of January 1, 2000. This legislation drove laboratory services volume significantly higher in the first quarter of 2000. Excluding the effect of laboratory services, internal revenue growth was 12% for the period.

MERGER-RELATED COSTS AND UNUSUAL ITEMS

Merger-related costs and unusual items of $18.0 million in the first quarter of 2001 primarily relate to the integration of the Company's two public records businesses in connection with the Merger, the plan for which was finalized in the first quarter of 2001. First quarter 2001 merger-related costs and unusual items include asset impairments, stay bonuses, severance and termination benefits, and duplicate data and lease exit costs (See Note 2 to the Consolidated Financial Statements).

OPERATING INCOME

The Company's operating income for the three months ended March 31 was $15.4 million in 2001 and $24.3 million in 2000. Excluding merger-related costs and unusual items, operating income increased $9.1 million, or 38%, to $33.4 million for the period ended March 31, 2001 from $24.3 million for the three months ended March 31, 2000. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, was $5.4 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively. Operating margins, excluding the effects of merger-related costs and unusual items, were 21.5% and 16.6% for the three months ended March 31, 2001 and 2000, respectively. The improvement in first quarter margins from 2000 to 2001 was primarily as a result of cost synergies realized in the integration of DBT into the Company's public records business and our continued focus on improving cost efficiencies.

INTEREST EXPENSE, NET

Interest expense, net was $2.6 million and $3.0 million for the three months ended March 31, 2001 and 2000, respectively. Interest expense for the first quarter of 2000 is net of interest income from short-term investments of $418,000.

INCOME TAXES

ChoicePoint's overall effective tax rates were 39.7% (44.0% including the effect of merger-related costs and unusual items) and 40.9% for the three months ended March 31, 2001 and 2000, respectively. The decrease in effective tax rates excluding merger-related costs and unusual items from first quarter 2000 to 2001 is primarily due to implementation of state and local tax planning initiatives.

BUSINESS UNITS

INSURANCE SERVICES

Insurance Services' major offerings include claims history data, motor vehicle records, credit information and marketing and modeling services to the personal lines property and casualty market; customized policy rating and issuance software and property inspections and audits to the commercial insurance market; and laboratory testing services and related technology solutions to the life and health insurance market.

Insurance Services revenue for the three months ended March 31 grew 6%, or $4.4 million, to $80.1 million in 2001 from $75.7 million in 2000, driven by strong unit performance in personal lines products and our field-based commercial property inspection business. This growth was partially offset by a decline in laboratory services due to the continuing effect of Triple-X legislation on the life insurance market which was effective January 1, 2000. Triple-X is an insurance regulation dealing with reserve requirements for guaranteed premium term life insurance policies and was passed by most states as of January 1, 2000. This legislation drove laboratory services volume significantly higher in the first quarter of 2000.

During the three months ended March 31, 2001, the Company acquired Insurity Solutions Inc. and, after March 31, 2000, the Company acquired VIS'N Service Corporation and RRS Police Records Management, Inc. Excluding acquisitions, internal revenue growth in Insurance Services was 4% from the three months ended March 31, 2000 to the three months ended March 31, 2001. Excluding the effect of laboratory services, internal revenue growth in Insurance Services was 14%.

As the laboratory services business continues to struggle amidst tough economic conditions in the life and health insurance market and the anniversary of TripleX legislation, the Company has retained an investment banker to help us identify strategic alternatives for this business. We have identified several acceptable alternatives and are presently reviewing specific proposals. We anticipate a conclusion to this process during the second quarter of 2001.

Insurance Services had first quarter 2001 operating income of $30.6 million, resulting in an operating margin of 38.2%, compared with 35.6% in the first quarter of 2000. The margin increase is primarily a result of the revenue growth discussed above and continued focus on improving cost efficiencies. Excluding acquisition amortization, operating margins were 39.8% and 37.1% for the three months ended March 31, 2001 and 2000, respectively.

BUSINESS & GOVERNMENT SERVICES

Business & Government Services' major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, uniform commercial code searches and filings, database marketing services and people and shareholder locator information services.

Business & Government Services' revenue for the three months ended March 31, 2001 increased $7.8 million, or 12%, to $73.9 million from $66.1 million in the first quarter of 2000, primarily due to strong volume growth in workplace solutions and public records. During the first quarter of 2001, the Company acquired BTi Employee Screening Services, Inc. and ABI Consulting, Inc. and, after March 31, 2000, acquired Cat Data Group, LLC and Drug Free Consortium, Inc. Excluding acquisitions, internal revenue growth for Business & Government Services was 10%.

Business & Government Services had first quarter 2001 operating income of $12.7 million, resulting in an operating margin of 17.1% compared with 5.8% in the first quarter of 2000. The margin increase is primarily a result of the revenue growth discussed above and cost synergies realized in the integration of DBT into the Company's public records business. Excluding acquisition amortization, operating margins were 22.7% and 11.5% for the three months ended March 31, 2001 and 2000, respectively.

ROYALTY

First quarter royalty revenue from laser technology patents held by the Company increased slightly to $1.7 million in 2001 from $1.5 million in 2000. The remaining patents underlying this revenue expire between November 2004 and May 2005.

DIVESTED AND DISCONTINUED PRODUCT LINES

Divested and discontinued product lines include the operating results from certain product lines which were, as a result of the Merger and integration of the two public records businesses, determined to be duplicative in nature or contrary to ChoicePoint's strategic goals and discontinued.

CORPORATE AND SHARED EXPENSES

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both Insurance Services and Business & Government Services. The increase to $10.8 million for the period ended March 31, 2001 from $8.5 million for the period ended March 31, 2000 is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional resources to support the growth of the Company.

FINANCIAL CONDITION AND LIQUIDITY

Cash used by operations was $1.6 million for the three months ended March 31, 2001 compared to $9.4 million for the three months ended March 31, 2000. This decrease in cash used was primarily attributable to decreased accounts receivable and a reduction in Days Sales Outstanding as compared to March 31, 2000. During the first quarter of 2001, ChoicePoint continued to invest in future growth. Cash used by investing activities was $41.9 million, consisting of $29.5 million for acquisitions, $2.7 million for property and equipment and $9.6 million for other asset additions, primarily software developed for internal use, purchased data files, software and software developed for external use. In the first quarter of 2000, cash used by investing activities was $101.8 million, including $79.4 million for acquisitions, $4.0 million for additions to other assets and $5.0 million for additions to property and equipment. The Company anticipates full year capital expenditures in the range of $40 million to $50 million for 2001, which will be used primarily for the development of a new public records technology platform, system upgrades and other assets, including capitalized software development, purchased data files and software. Cash provided by financing activities of $9.6 million in the first quarter of 2001 consisted of $6.8 million of proceeds from the exercise of stock options and $2.8 million of net short-term borrowings. Cash provided by financing activities of $54.8 million in the first quarter of 2000 included $45.0 million of net proceeds from long-term debt, $7.5 million of net short-term borrowings and $2.3 million of proceeds from the exercise of stock options.

The Company's short-term and long-term liquidity depends primarily upon its level of net income and working capital management (accounts receivable, accounts payable and accrued expenses) and long-term debt. In August 1997, ChoicePoint entered into a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks (See Note 7 to the Consolidated Financial Statements). Borrowings under the Credit Facility were $139 million at March 31, 2001 and December 31, 2000. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and for general corporate cash requirements. In addition, there was $3.3 million of other long-term debt outstanding at March 31, 2001. ChoicePoint may also utilize lines of credit with two banks for overnight borrowings. As of March 31, 2001, $3.0 million was outstanding under a line of credit.

We believe that our existing cash balance and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, any material variance of our operating results from our projections or the investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") excluding merger-related costs and unusual items increased $9.4 million in the first quarter of 2001, or 25% from the first quarter of 2000, to $47.6 million. EBITDA margins increased from 26.0% for the first quarter of 2000 to 30.6% for the first quarter of 2001 due to ChoicePoint's strong operating performance. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

Economic Value Added ("EVA") measures the value created in excess of the cost of capital used to run the business. The Company uses EVA as a performance measure to make operational, capital and compensation decisions. EVA increased $4.7 million in the first quarter of 2001 due primarily to strong operating results. EVA includes a charge for "pooling goodwill" related to the Merger of approximately $8.1 million.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

NEW ACCOUNTING PRONOUNCEMENT

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") to exclude, among other things, contracts for normal purchases and sales. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint's rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Effective January 1, 2001, ChoicePoint adopted SFAS No. 133. ChoicePoint's derivative instruments include interest rate swap agreements which have been designated as cash flow hedges and, as such, the effective portions of changes in fair value are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. These interest rate swap agreements have been entered into to hedge the variability of cash flows to be paid related to recognized liabilities. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001, resulted in a charge to OCI of $2.8 million, net of taxes. For the three months ended March 31, 2001, the Company recorded the ineffectiveness related to these cash flow hedges to net interest expense. These amounts were not material.

SUBSEQUENT EVENTS

The Company acquired National Medical Review Offices, Inc., a large provider of Medical Review Office services in California, and The Bode Technology Group, Inc., a premier provider of DNA identification services, in April 2001. These acquisitions will be accounted for using the purchase method.

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company's services, product development, maintaining acceptable margins, ability to control costs, the impact of federal, state and local regulatory requirements on the Company's business, specifically the public records market and privacy matters affecting the Company; the impact of competition and the uncertainty of economic conditions in general. Additional information concerning these risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 2001. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

As of March 31, 2001, $139 million was outstanding under the Credit Facility. The Company has also entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its Credit Facility. The Swap Agreement has a notional amount of $125 million at March 31, 2001 and matures in August 2002. The Swap Agreement involves the exchange of variable rate for fixed rate payments and effectively changes the Company's interest rate exposure to a weighted average fixed rate of approximately 6.3%.

Based on the Company's overall interest rate exposure at March 31, 2001, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Not Applicable.

(b)      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CHOICEPOINT INC.
                                                (Registrant)



May 11, 2001                    /s/ Derek V. Smith
-------------------------       -----------------------------------------------
         Date                       Derek V. Smith, Chairman and
                                      Chief Executive Officer



May 11, 2001                    /s/ Michael S. Wood
-------------------------       -----------------------------------------------
         Date                         Michael S. Wood, Chief Financial Officer