Form 10-Q
period 2001-06-30
CHOICEPOINT INC
filed 2001-08-14
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                  JUNE 30, 2001
                                        ----------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to _________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at July 31, 2001
            -----                        ----------------------------
Common Stock, $.10 Par Value                      62,647,587

                                CHOICEPOINT INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
                                      INDEX




                                                                               Page No.
                                                                               --------
Part I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

Consolidated Statements of Income (unaudited) -
   Three Months Ended June 30, 2001 and 2000
   and Six Months Ended June 30, 2001 and 2000 .............................       3

Consolidated Balance Sheets
   June 30, 2001 (unaudited) and December 31, 2000 .........................       4

Consolidated Statement of Shareholders' Equity  (unaudited)-
   Six Months Ended June 30, 2001 ..........................................       5

Consolidated Statements of Cash Flows (unaudited) -
   Six Months Ended June 30, 2001 and 2000 .................................       6

Notes to Consolidated Financial Statements .................................       7

Item 2. Management's Discussion and Analysis
   of Results of Operations and Financial Condition.........................      12

Item 3. Quantitative and Qualitative Disclosures about Market Risk .........      17

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings ..................................................      17

Item 2. Changes in Securities and Use of Proceeds ..........................      17

Item 3. Defaults Upon Senior Securities ....................................      17

Item 4. Submission of Matters to a Vote of Security Holders ................      17

Item 5. Other Information...................................................      18

Item 6. Exhibits and Reports on Form 8-K ...................................      18

Signatures .................................................................      19

Exhibit Index ..............................................................      20

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
(In thousands, except per share data)            2001          2000          2001         2000
================================================================================================
Revenue                                        $162,806     $ 148,486      $318,487     $295,206
Costs and expenses:
  Cost of services                               93,849        84,247       185,129      174,448
  Selling, general and administrative            33,376        36,049        64,332       68,268
  Merger-related costs & unusual items               --        28,949        18,009       28,949
                                               --------     ---------      --------     --------
   Total costs and expenses                     127,225       149,245       267,470      271,665

Operating income (loss)                          35,581          (759)       51,017       23,541
Interest expense, net                             2,544         3,228         5,099        6,205
                                               --------     ---------      --------     --------

Income (loss) before income taxes                33,037        (3,987)       45,918       17,336
Provision for income taxes                       13,116         1,791        18,784       10,513
                                               --------     ---------      --------     --------
Net income (loss)                              $ 19,921     $  (5,778)     $ 27,134     $  6,823
                                               ========     =========      ========     ========

Earnings per share - basic (Notes 5 & 6)       $   0.32     $   (0.10)     $   0.44     $   0.11
  Weighted average shares - basic                61,540        59,631        61,375       59,559

Earnings per share - diluted (Notes 5 & 6)     $   0.31     $   (0.10)     $   0.42     $   0.11
  Weighted average shares - diluted              65,155        59,631        64,927       62,315

 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                            June 30, 2001       December 31,
(In thousands, except par values)                                            (Unaudited)            2000
============================================================================================================
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                   $  25,297           $  44,909
  Accounts receivable, net of allowance for doubtful accounts
     of $4,919 in 2001 and $5,787 in 2000                                       129,613             109,709
  Deferred income tax assets                                                      8,374               7,788
  Other current assets                                                           15,068              15,923
                                                                              ---------           ---------
   Total current assets                                                         178,352             178,329

Property and equipment, net                                                      68,977              68,792
Goodwill, net                                                                   412,581             370,232
Deferred income tax assets                                                       17,721              10,244
Other                                                                            78,212              76,842
                                                                              ---------           ---------
   Total Assets                                                               $ 755,843           $ 704,439
                                                                              =========           =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current maturities of long-term debt                    $     639           $     638
  Accounts payable                                                               29,618              31,123
  Accrued salaries and bonuses                                                   24,193              29,919
  Other current liabilities                                                      53,746              44,659
                                                                              ---------           ---------
   Total current liabilities                                                    108,196             106,339

Long-term debt, less current maturities                                         141,817             141,638
Postretirement benefit obligations                                               44,184              45,844
Other long-term liabilities                                                      14,454               9,549
                                                                              ---------           ---------
   Total liabilities                                                            308,651             303,370
                                                                              ---------           ---------

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000 shares authorized, no
     shares issued or outstanding                                                    --                  --
  Common stock, $.10 par value; shares authorized - 100,000;
     issued and outstanding - 62,450 in 2001 and 61,566 in 2000                   6,245               6,157
  Paid-in capital                                                               280,996             258,796
  Retained earnings                                                             174,760             147,626
  Accumulated other comprehensive loss                                           (2,539)                (92)
  Stock held by employee benefit trusts, at cost, 723 shares in 2001
    and 701 shares in 2000                                                      (12,270)            (11,418)
                                                                              ---------           ---------
   Total shareholders' equity                                                   447,192             401,069
                                                                              ---------           ---------
   Total Liabilities and Shareholders' Equity                                 $ 755,843           $ 704,439
                                                                              =========           =========


 The accompanying notes are an integral part of these consolidated statements.

                               CHOICEPOINT INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)


                                                |                                                           Stock
                                                |                                          Accumulated     Held By
                                                |                                             Other        Employee
                                  Comprehensive |  Common        Paid-in       Retained   Comprehensive    Benefit
(In thousands)                        Income    |   Stock        Capital       Earnings        Loss         Trusts       Total
------------------------------------------------|--------------------------------------------------------------------------------
                                                |
Balance, December 31, 2000                      |  $  6,157     $ 258,796     $ 147,626     $    (92)    $ (11,418)    $ 401,069

Net Income                           $ 27,134   |        --            --        27,134           --            --        27,134
Translation adjustments                   (11)  |        --            --            --          (11)           --           (11)
Unrealized derivative losses on                 |
cash flow hedges (net of taxes of               |
$1,600)                                (2,436)  |        --            --            --       (2,436)           --        (2,436)
                                     --------   |
Comprehensive income                 $ 24,687   |
                                     ========   |
Restricted stock plans, net                     |        --           852            --           --            --           852
Stock purchased by employee                     |
 benefit trusts                                 |         2            (2)                                    (852)         (852)
Stock options exercised                         |        86        15,008            --           --            --        15,094
Tax benefit of stock options                    |
 exercised                                      |        --         6,342            --           --            --         6,342
                                                | ---------     ---------     ---------     --------     ---------     ---------
Balance, June 30, 2001                          | $   6,245     $ 280,996     $ 174,760     $ (2,539)    $ (12,270)    $ 447,192
                                                | =========     =========     =========     ========     =========     =========


 The accompanying notes are an integral part of these consolidated statements.

                               CHOICEPOINT INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                 Six Months Ended June 30,
(In thousands)                                                    2001             2000
----------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                   $ 27,134         $  6,823
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                 28,604           26,779
    Merger-related costs and unusual items                        18,009           28,949
    Compensation recognized under employee stock plans               852               78
    Tax benefit of stock options exercised                         6,342            2,500
    Changes in assets and liabilities,
      excluding effects of acquisitions and divestiture:
       Accounts receivable, net                                  (15,524)         (12,879)
       Deferred income taxes                                      (6,320)          (4,037)
       Other current assets                                          659            2,034
       Current liabilities, excluding debt                       (14,300)         (22,942)
       Other long-term liabilities, excluding debt                  (916)          (1,198)
                                                                --------         --------

   Net cash provided by operating activities                      44,540           26,107

Cash flows from investing activities:
  Acquisitions, net of cash acquired                             (51,209)         (80,692)
  Cash proceeds from sale of businesses                               --            1,500
  Additions to short-term investments                                 --           16,198
  Additions to property and equipment, net                       (10,130)          (8,692)
  Additions to other assets, net                                 (16,752)         (10,062)
                                                                --------         --------

  Net cash used by investing activities                          (78,091)         (81,748)

Cash flows from financing activities:
   Proceeds from long-term debt                                       --           75,000
   Payments on long-term debt                                         --          (55,254)
   Net short-term borrowings                                        (292)             (14)
   Purchases of stock held by employee benefit trust                (852)              --
   Proceeds from exercise of stock options                        15,094            4,900
                                                                --------         --------
  Net cash provided by financing activities                       13,950           24,632
                                                                --------         --------

Effect of foreign currency exchange rates on cash                    (11)             (37)
                                                                --------         --------
Net decrease in cash and cash equivalents                        (19,612)         (31,046)
Cash and cash equivalents, beginning of period                    44,909           73,101
                                                                --------         --------
Cash and cash equivalents, end of period                        $ 25,297         $ 42,055
                                                                ========         ========


The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)




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

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2001 and the results of operations for the three months and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

The Company recorded merger-related costs and unusual items of $18.0 million during the first quarter of 2001 and $28.9 million in the second quarter of 2000. The categories of costs incurred and the accrued balances at June 30, 2001 are summarized below:

                                     Remaining
                                     Accrual at
(In thousands)                        June 30,         2001           2000
                                        2001         Expense        Expense
                                     ----------      -------        -------
Transaction costs                     $    --        $    --        $11,579
Personnel-related costs                   596          1,832          3,780
Other merger integration costs          2,180          2,433          3,629
Asset impairments                          --         12,693          6,954
Non-merger severance                      548            982          2,353
Other one-time charges                     94             69            654
                                      -------        -------        -------
                                      $ 3,418        $18,009        $28,949
                                      =======        =======        =======

In the first quarter of 2001, the personnel-related costs of $1.8 million consisted primarily of stay bonuses for services rendered through March 31, 2001 and severance and termination benefit costs primarily related to the integration of the two public records platforms and related sales and marketing departments. Other merger integration costs of $2.4 million consisted primarily of duplicate data and lease exit costs. Asset impairments of $12.7 million primarily reflected the write-down of equipment and other long-lived assets deemed to be impaired based on the integration plan for the two public records platforms which was finalized in the first quarter of 2001. In the second quarter of 2000, transaction costs of approximately $11.6 million included investment banking, legal and printing fees and other costs directly related to the Merger. Personnel-related costs of approximately $3.8 million consisted of benefit conversions and stay bonuses for services rendered through June 30, 2000 and severance. Other merger integration costs primarily include the elimination of duplicate data costs. Asset impairments of approximately $7.0 million represent the write-down of goodwill and other long-lived assets.

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

4.       REVENUE AND EXPENSE RECOGNITION

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenues from software license and maintenance agreements are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Motor vehicle records registry revenue (the fee charged by states for motor vehicle records), material, shipping and postage charges in the Company's direct marketing business and other costs that are passed on by ChoicePoint to its customers ("pass-through revenue") are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the three months ended June 30, pass-through revenue was $114.2 million in 2001 and $98.2 million in 2000 and for the six months ended June 30, pass-through revenue was $223.4 million in 2001 and $202.4 million in 2000.

5.       EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options. The diluted share base for the quarter ended June 30, 2000 excludes 2.9 million incremental shares related to employee stock options due to their antidilutive effect as a result of the Company's reported net loss.

6.       STOCK SPLIT

On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Unless otherwise stated, share and per share data for all periods presented have been adjusted to reflect the split.

7.       DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. Total borrowings under the Credit Facility were $139 million at June 30, 2001. In addition, there was $3.5 million of other long-term debt outstanding at June 30, 2001. There were no short-term borrowings at June 30, 2001.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, ChoicePoint adopted Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint's rights or obligations under the applicable derivative contract. ChoicePoint's derivative instruments include interest rate swap agreements which have been designated as cash flow hedges and, as such, the effective portions of changes in fair value are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. These interest rate swap agreements have been entered into to hedge the variability of cash flows to be paid related to the Credit Facility and an operating lease. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001, resulted in a charge to OCI of $2.8 million, net of taxes. As of June 30, 2001, the cumulative change in OCI related to these derivatives is $2.4 million, net of taxes. For the three months and six months ended June 30, 2001, the Company recorded the ineffectiveness related to these cash flow hedges to net interest expense. These amounts were not material.

9.       STOCK OPTIONS

During the first six months of 2001, stock options to purchase approximately 1.7 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. Exercise prices of these options are equal to the fair market value on the date of grant.

10.      COMPREHENSIVE INCOME

Total comprehensive income for the three months and six months ended June 30, 2001 and 2000 was as follows (in thousands):

                                            Three Months Ended             Six Months Ended
                                               June 30,                         June 30,
                                         ----------------------         -----------------------
                                           2001           2000            2001            2000
                                         -------        -------         --------         ------
Net income (loss)                        $19,921        $(5,778)        $ 27,134         $6,823
Translation adjustments                       99            (41)             (11)           157
Change in unrealized net loss on
  investments                                 --            285               --            255
Unrealized derivative gain (loss) on
  cash flow hedges (net of taxes)            343             --           (2,436)            --
                                         -------        -------         --------         ------
    Comprehensive income                 $20,363        $(5,534)        $ 24,687         $7,235
                                         =======        =======         ========         ======

11.      ACQUISITIONS

During the six months ended June 30, 2001, the Company acquired BTi Employee Screening Services, Inc., a pre-employment background screening organization, ABI Consulting, Inc., a third-party administrator of employee drug testing programs, Insurity Solutions Inc., a provider of Internet-based rating, underwriting and policy-servicing tools, The Bode Technology Group, Inc., a premier provider of DNA identification services, and certain assets of National Medical Review Offices, Inc., a large provider of Medical Review Office services. The total purchase price of the acquisitions, which were accounted for using the purchase method, was approximately $51.4 million, with approximately $51.1 million of that amount allocated to goodwill. As of June 30, 2001, ChoicePoint has accrued approximately $2.8 million for transaction-related costs including lease terminations and personnel-related costs related to these acquisitions.

12.       SEGMENT DISCLOSURES

ChoicePoint operates primarily in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months and six months ended June 30, 2001 and 2000 for the two segments, laser technology patents held by the Company ("Royalty") and the divested and discontinued lines were as follows:




                                            Three months ended                                Three months ended
                                               June 30, 2001                                    June 30, 2000
                                 -----------------------------------------         -----------------------------------------
                                            Operating Income                                      Operating
                                                 before          Operating                       Income before      Operating
                                               Acquisition        Income                          Acquisition         Income
(In thousands)                   Revenue       Amortization        (Loss)          Revenue       Amortization        (Loss)
                                 --------   -----------------    ----------        --------      -------------      ----------
Insurance                        $ 83,934        $ 35,484         $ 33,990         $ 72,904        $ 29,051         $ 27,872
B&G                                77,065          18,677           14,329           71,026          13,878           10,118
Royalty                             1,807           1,191            1,191            1,648           1,017            1,017
Divested & Discontinued                --              --               --            2,908             847              847
Corporate and Shared
   Expenses                            --         (13,929)         (13,929)              --         (11,664)         (11,664)
Merger-related Costs and
   Unusual Items (Note 2)              --              --               --               --         (28,949)         (28,949)
                                 --------        --------         --------         --------        --------         --------
Total                            $162,806        $ 41,423         $ 35,581         $148,486        $  4,180         $   (759)
                                 ========        ========         ========         ========        ========         ========

                                             Six months ended                                 Six months ended
                                               June 30, 2001                                    June 30, 2000
                                 -----------------------------------------         -----------------------------------------
                                            Operating Income                                      Operating
                                                 before          Operating                       Income before      Operating
                                               Acquisition        Income                          Acquisition         Income
(In thousands)                   Revenue       Amortization       (Loss)           Revenue       Amortization        (Loss)
                                 --------        --------        ---------         --------      -------------      --------

Insurance                        $163,998        $ 67,372         $ 64,543         $148,621        $ 57,124         $ 54,814
B&G                               151,025          35,439           27,013          137,167          21,466           13,983
Royalty                             3,464           2,242            2,242            3,191           1,902            1,902
Divested & Discontinued                --              --               --            6,227           2,115            1,908
Corporate and Shared
   Expenses                            --         (24,772)         (24,772)              --         (20,117)         (20,117)
Merger-related Costs and
   Unusual Items (Note 2)              --         (18,009)         (18,009)              --         (28,949)         (28,949)
                                 --------        --------         --------         --------        --------         --------
Total                            $318,487        $ 62,272         $ 51,017         $295,206        $ 33,541         $ 23,541
                                 ========        ========         ========         ========        ========         ========

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

Depreciation and amortization for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                 Three Months Ended            Six Months Ended
                                      June 30,                     June 30,
(In thousands)                   2001           2000           2001           2000
                               -------        -------        -------        -------
Insurance                      $ 4,219        $ 3,913        $ 8,325        $ 7,884
B&G                              8,891          7,605         17,607         15,845
Royalty                            425            426            850            852
Divested & Discontinued             --            311             --            829
Corporate                          949            676          1,822          1,369
                               -------        -------        -------        -------

Total                          $14,484        $12,931        $28,604        $26,779
                               =======        =======        =======        =======

Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

13.      SUBSEQUENT EVENTS

In July 2001, the Company acquired the pre-employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, and Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for FORTUNE 500 clients for aggregate consideration of approximately $106 million. These acquisitions will be accounted for using the purchase method.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by ChoicePoint on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will result in the discontinuation of amortization of these assets and goodwill; however, impairment reviews may result in future periodic write-downs.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis and, without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable.



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

On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Unless otherwise stated, share and per share data for all periods presented have been adjusted to reflect the stock split.

RESULTS OF OPERATIONS
REVENUE
The Company's total revenue for the second quarter of 2001 was $162.8 million, an increase of 10% over the second quarter of 2000. For the first six months of 2001, revenue was $318.5 million, an increase of 8% over the first six months of 2000. Consolidated internal revenue growth, which excludes the effect of revenue from purchased acquisitions and divestitures, was approximately 6% for the second quarter of 2001 and 6% for the six months ended June 30, 2001. Our revenue growth was driven primarily from continued strong unit performances in all of the Insurance Services' product lines, except Osborn Laboratories, and Business & Government Services' workplace solutions and public records businesses.

SEGMENT REVENUE
Insurance Services' major offerings include claims history data, motor vehicle records, credit information and marketing and modeling services to the personal lines property and casualty market; customized policy rating and issuance software and property inspections and audits to the commercial insurance market; and laboratory testing services and related technology solutions to the life and health insurance market.

In the second quarter of 2001, Insurance Services revenue was $83.9 million, up 15%, or $11.0 million, from $72.9 million in 2000. For the first six months of 2001, Insurance Services revenue grew 10%, or $15.4 million, to $164.0 million from $148.6 million in the prior year. This growth was driven by strong unit performance in personal lines products, our field-based commercial property inspection, modeling and marketing, and customized rating and issuance software businesses. This growth was partially offset by a decline in laboratory services due to tough economic conditions in the life and health insurance market and the continuing effect of Triple-X legislation on the life insurance market which was effective January 1, 2000. Triple-X is an insurance regulation dealing with reserve requirements for guaranteed premium term life insurance policies and was passed by most states as of January 1, 2000. This legislation drove laboratory services volume significantly higher in the first quarter of 2000.

As the laboratory services' business continues to struggle amidst tough economic conditions in the life and health insurance market, the Company has retained an investment banker to help us identify strategic alternatives for this business. We have identified several acceptable alternatives and are presently reviewing specific proposals. We anticipate a conclusion to this process during the third quarter of 2001.

During the six months ended June 30, 2001, the Company acquired Insurity Solutions Inc. and, after June 30, 2000, the Company acquired RRS Police Records Management, Inc. and the assets of VIS'N Service Corporation. Excluding acquisitions, internal revenue growth in Insurance Services was 12% from the three months ended June 30, 2000 to the three months ended June 30, 2001. Excluding the effect of laboratory services, internal revenue growth in Insurance Services for the second quarter was 15%.

Business & Government Services' major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, uniform commercial code searches and filings, database marketing services and people and shareholder locator information services.

Business & Government Services' revenue for the second quarter increased $6.1 million, or 8%, to $77.1 million from $71.0 million in the second quarter of 2000. For the six months ended June 30, 2001, Business & Government Services' revenue was $151.0 million up 10%, or $13.8 million, from $137.2 million in the prior year. This growth was driven primarily by the integration of recent acquisitions in workplace solutions, offset by slower growth in public records and direct marketing due to economic conditions. During the first six months of 2001, the Company acquired BTi Employee Screening Services, Inc., ABI Consulting, Inc., The Bode Technology Group, Inc., and certain assets of National Medical Review Offices, Inc., and after June 30, 2000, acquired certain assets of Cat Data Group, LLC and Drug Free Consortium, Inc. Excluding acquisitions, internal revenue growth for Business & Government Services was 1% for the second quarter of 2001.

Second quarter royalty revenue from laser technology patents held by the Company increased slightly to $1.8 million in 2001 from $1.6 million in 2000. For the six months ended June 30, royalty revenue was $3.5 million in 2001 compared with $3.2 million in 2000. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Divested and discontinued product lines include the operating results from certain product lines which were, as a result of the Merger and integration of the two public records businesses, determined to be duplicative in nature or contrary to ChoicePoint's strategic goals and, hence, discontinued.

MERGER-RELATED COSTS AND UNUSUAL ITEMS
Merger-related costs and unusual items of $18.0 million in the first quarter of 2001 and $28.9 million in the second quarter of 2000 primarily related to the Merger in May 2000 and related integration of the Company's two public records businesses in connection with this Merger, the plan for which was finalized in the first quarter of 2001. Merger-related costs and unusual items include asset impairments, stay bonuses, severance and termination benefits, and duplicate data and lease exit costs (See Note 2 to the Consolidated Financial Statements).

OPERATING INCOME
The Company's operating income was $35.6 million or 21.9% as a percent of revenue in the second quarter of 2001, up from an operating loss of $.8 million in the second quarter of the prior year. Excluding merger-related costs and unusual items in the second quarter of 2000, operating income was $28.2 million or 19.0%
of revenue. For the first six months of 2001, operating income was $51.0 million, up from $23.5 million for the first six months of 2000. Excluding merger-related costs and unusual items, for the first six months of 2001 operating income was $69.0 million or 21.7% as a percent of revenue, up from $52.5 million or 17.8% of revenue in the prior year. The improvement in operating margins from 2000 to 2001 was primarily as a result of cost synergies realized in the integration of DBT into the Company's public records business and our continued focus on improving cost efficiencies. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, was $5.8 million in the second quarter of 2001 and $4.9 million for the second quarter of the prior year. For the first six months of 2001, acquisition amortization was $11.3 million, an increase of $1.3 million over the prior year due to acquisitions in the second half of 2000 and the first half of 2001.

SEGMENT OPERATING INCOME
Insurance Services had second quarter 2001 operating income of $34.0 million, resulting in an operating margin of 40.5%, compared with 38.2% in the second quarter of 2000. The margin increase is primarily a result of the revenue growth discussed above and continued focus on improving cost efficiencies. Excluding acquisition amortization, second quarter operating margins were 42.3% in 2001 and 39.8% in 2000.

Business & Government Services had second quarter 2001 operating income of $14.3 million, resulting in an operating margin of 18.6% compared with 14.2% in the second quarter of 2000. The margin increase is primarily a result of the revenue growth discussed above and cost synergies realized in the integration of DBT into the Company's public records business. Excluding acquisition amortization, second quarter operating margins were 24.2% in 2001 and 19.5% in 2000.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both Insurance Services and Business & Government Services. Corporate and shared expenses were $13.9 million for the second quarter of 2001, up from $11.7 million in 2000. For the six months ended June 30, corporate and shared expenses were $24.8 million in 2001, up from $20.1 million in 2000. The increase in corporate and shared expenses is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional resources to support the growth of the Company.

INTEREST EXPENSE, NET
Interest expense, net was $2.5 million for the second quarter of 2001, down from $3.2 million for the second quarter of 2000. For the six months ended June 30, 2001, interest expense, net was $5.1 million, a decrease of $1.1 million from the first six months of 2000 due to lower debt levels and interest rates. Interest expense for 2000 is net of interest income from short-term investments of $464,000 for the second quarter and $882,000 for the first six months.

INCOME TAXES
ChoicePoint's overall effective tax rate was 39.7% for the second quarter of 2001, down from 40.7%, excluding merger-related costs and unusual items, for the three months ended June 30, 2000. For the first six months of 2001, our effective tax rate was 40.9% compared with 60.6% for the first six months of the prior year. Excluding merger-related costs and unusual items, our effective tax rate for the six months ended June 30, 2001 was 39.7%, down from 40.8% for the same period of 2000. The decrease in effective tax rates excluding merger-related costs and unusual items from 2000 to 2001 is primarily due to implementation of state and local tax planning initiatives.

FINANCIAL CONDITION AND LIQUIDITY
Cash and cash equivalents totaled $25.3 million as of June 30, 2001. Cash provided by operations was $44.5 million for the first six months of 2001 compared to $26.1 million for the first six months of 2000. The increase in cash provided by operations was primarily attributable to increased revenue and a reduction in Days Sales Outstanding as compared to June 30, 2000. During the first six months of 2001, ChoicePoint continued to invest in future growth. Cash used by investing activities was $78.1 million, consisting of $51.2 million for acquisitions, $10.1 million for property and equipment and $16.8 million for other asset additions, primarily software developed for internal use, purchased data files and software, and software developed for external use. In the first six months of 2000, cash used by investing activities was $81.7 million, including $80.7 million for acquisitions, $8.7 million for additions to property and equipment and $10.1 million for additions to other assets, offset by additions to short-term investments of $16.2 million. The Company anticipates full-year capital expenditures in the range of $50 million to $55 million for 2001, which will be used primarily for the development of a new public records technology platform, system upgrades and other assets, including capitalized software development, purchased data files and software. Cash provided by financing activities of $14.0 million in the first six months of 2001 consisted of $15.1 million of proceeds from the exercise of stock options offset by purchases of stock held by our employee benefit trust of $1.0 million. Cash provided by financing activities of $24.6 million in the first six months of 2000 included $19.7 million of net proceeds from long-term debt and $4.9 million of proceeds from the exercise of stock options.

The Company's short-term and long-term liquidity depends primarily upon its level of net income and working capital management (accounts receivable, accounts payable and accrued expenses) and long-term debt. In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks (See Note 7 to the Consolidated Financial Statements) which expires in August 2002. Borrowings under the Credit Facility were $139 million at June 30, 2001 and December 31, 2000. In connection with the acquisitions discussed in Note 13 to the Consolidated Financial Statements, in July 2001, the Company borrowed an additional $90 million under its Credit Facility. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and for general corporate cash requirements. In addition, there was $3.5 million of other long-term debt outstanding at June 30, 2001. ChoicePoint may also utilize lines of credit with two banks for overnight borrowings. As of June 30, 2001, there were no amounts outstanding under a line of credit.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding merger-related costs and unusual items, increased $8.9 million in the second quarter of 2001, or 22% from the second quarter of 2000, to $50.1 million. For the first six months ended June 30, EBITDA increased $18.4 million, or 23%, to $97.6 million in 2001. EBITDA margins increased from 27.7% for the second quarter of 2000 to 30.8% for the second quarter of 2001 due to ChoicePoint's strong operating performance. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

Economic Value Added ("EVA") measures the value created in excess of the cost of capital used to run the business. The Company uses EVA as a performance measure to make operational, capital and compensation decisions. EVA increased $2.8 million in the second quarter of 2001 and $7.5 million for the six months ended June 30, 2001 due primarily to strong operating results. EVA for the quarter includes a charge for "pooling goodwill" related to the Merger of approximately $8.1 million.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") to exclude, among other things, contracts for normal purchases and sales (See Note 8 to the Consolidated Financial Statements). Effective January 1, 2001, ChoicePoint adopted SFAS No. 133. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a charge to Other Comprehensive Income of $2.8 million, net of taxes. For the three months and six months ended June 30, 2001, the Company recorded the ineffectiveness related to these cash flow hedges to net interest expense. These amounts were not material.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by ChoicePoint on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will result in the discontinuation of amortization of these assets and goodwill; however, impairment reviews may result in future periodic write-downs.

SUBSEQUENT EVENTS
In July 2001, the Company acquired the pre-employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, and Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for FORTUNE 500 clients for aggregate consideration of approximately $106 million. These acquisitions will be accounted for using the purchase method.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis and, without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable.

FORWARD-LOOKING STATEMENTS
Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company's services, product development, maintaining acceptable margins, ability to control costs, the impact of federal, state and local regulatory requirements on the Company's business, specifically the public records market and privacy matters affecting the Company, the impact of competition and the uncertainty of economic conditions in general. Additional information concerning these risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 2001. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

As of June 30, 2001, $139 million was outstanding under the Credit Facility. The Company has also entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its Credit Facility. The Swap Agreement had a notional amount of $125 million at June 30, 2001 and matures in August 2002. The Swap Agreement involves the exchange of variable rate for fixed rate payments and effectively changes the Company's interest rate exposure to a weighted average fixed rate of approximately 6.3%.

Based on the Company's overall interest rate exposure at June 30, 2001, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company. As noted above, as of July 2001, $229 million is outstanding under the Credit Facility, of which $125 million is hedged with interest rate swaps. A one percent change in interest rates would result in a $1.0 million change in annual interest expense.


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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2001 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

(a) Votes cast for or withheld regarding the re-election of two Directors for terms expiring in 2003:

                                       FOR             WITHHELD
         Douglas C. Curling        52,413,668          337,545
         Kenneth G. Langone        52,407,687          343,526

         Votes cast for or withheld regarding the re-election of one Director for a term expiring in 2004:

                                     FOR              WITHHELD
         Derek V. Smith          46,629,299           6,121,914

         Votes cast for or withheld regarding the election of two Directors for terms expiring in 2004:

                                     FOR               WITHHELD
         Thomas M. Coughlin      52,382,258            368,955
         Bonnie G. Hill          52,394,882            356,331

         Directors whose terms of office continue after the meeting are as follows:

         Terms expiring in 2002         Terms expiring in 2003         Terms expiring in 2004

         Ron D. Barbaro                 Douglas C. Curling             Thomas M. Coughlin
         Charles G. Betty               James M. Denny                 Bonnie G. Hill
         Bernard Marcus                 Charles I. Story               Derek V. Smith
                                        Kenneth G. Langone

(b) Votes cast to amend the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan to increase the number of shares of common stock that may be issued under the plan from 12 million to 15 million:

                                   FOR            AGAINST           ABSTAIN
                               32,090,803       20,509,120          151,290

(c) Ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001:

                                   FOR           AGAINST           ABSTAIN
                               52,493,613        123,902           133,698

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial
         Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars
         Funding Corporation, as Lender, and SunTrust Equitable Securities
         Corporation, as Administrator.

10.2 Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data
         Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex
         Corporation, National Safety Alliance, Incorporated, BTi Employee
         Screening Services, Inc. and each other subsidiary of ChoicePoint Inc.
         that hereafter becomes a party hereto, as Originators, and ChoicePoint
         Capital Inc., as Buyer.

10.3     Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint
         Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser.


(b)      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CHOICEPOINT INC.
                                     ------------------
                                     (Registrant)


August 10, 2001                   /s/ Derek V. Smith
--------------------           -------------------------------------------
         Date                        Derek V. Smith, Chairman and
                                          Chief Executive Officer



August 10, 2001                    /s/ Michael S. Wood
--------------------           -------------------------------------------
         Date                        Michael S. Wood, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit  Description of Exhibit
-------  ----------------------

10.1     Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial
         Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars
         Funding Corporation, as Lender, and SunTrust Equitable Securities
         Corporation, as Administrator.

10.2 Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data
         Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex
         Corporation, National Safety Alliance, Incorporated, BTi Employee
         Screening Services, Inc. and each other subsidiary of ChoicePoint Inc.
         that hereafter becomes a party hereto, as Originators, and ChoicePoint
         Capital Inc., as Buyer.

10.3     Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint
         Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser.