Form 10-Q
period 2001-09-30
CHOICEPOINT INC
filed 2001-11-14
CIK 1040596

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    SEPTEMBER 30, 2001
                                        ----------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                         Commission File Number: 1-13069


                                CHOICEPOINT INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Georgia                                   58-2309650
----------------------------------------------   ------------------------------
 (State or other jurisdiction of incorporation           (I.R.S. Employer
    or organization)                                     Identification No.)


1000 Alderman Drive,  Alpharetta, Georgia                            30005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at October 31, 2001
         -----                      -------------------------------
Common Stock, $.10 Par Value                  62,871,927

                                CHOICEPOINT INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX


Part I.  FINANCIAL INFORMATION                                                                                          Page No.
                                                                                                                        --------
Item 1. Financial Statements

Consolidated Statements of Income (unaudited) - Three Months Ended September 30, 2001 and 2000
     and Nine Months Ended September 30, 2001 and 2000 ..........................................................          3

Consolidated Balance Sheets -
     September 30, 2001 (unaudited) and December 31, 2000 .......................................................          4

Consolidated Statement of Shareholders' Equity  (unaudited) -
     Nine months Ended September 30, 2001 .......................................................................          5

Consolidated Statements of Cash Flows (unaudited) -
     Nine months Ended September 30, 2001 and 2000 ..............................................................          6

Notes to Consolidated Financial Statements ......................................................................          7

Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial Condition ...........................................................         12

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............................................         17

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings .......................................................................................         18

Item 2. Changes in Securities and Use of Proceeds ...............................................................         18

Item 3. Defaults Upon Senior Securities .........................................................................         18

Item 4. Submission of Matters to a Vote of Security Holders .....................................................         18

Item 5. Other Information........................................................................................         18

Item 6. Exhibits and Reports on Form 8-K ........................................................................         18

Signatures ......................................................................................................         19

Exhibit Index ...................................................................................................         20

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
(In thousands, except per share data)                  2001           2000            2001              2000
--------------------------------------------------------------------------------------------------------------
Revenue                                            $172,851         $151,504         $491,338         $446,710
Costs and expenses:
   Cost of services                                 103,234           87,707          288,363          262,155
   Selling, general and administrative               31,202           31,671           95,534           99,939
   Loss on sale of business                          10,853               --           10,853               --
   Merger-related costs & unusual items                  --               --           18,009           28,949
                                                   --------         --------         --------         --------
      Total costs and expenses                      145,289          119,378          412,759          391,043

Operating income                                     27,562           32,126           78,579           55,667
Interest expense, net                                 2,920            2,938            8,019            9,143
                                                   --------         --------         --------         --------
Income before income taxes                           24,642           29,188           70,560           46,524
Provision for income taxes                           24,630           11,675           43,414           22,188
                                                   --------         --------         --------         --------
Net income                                         $     12         $ 17,513         $ 27,146         $ 24,336
                                                   ========         ========         ========         ========
Earnings per share - basic (Notes 5 & 6)           $   0.00         $   0.29         $   0.44         $   0.41
   Weighted average shares - basic                   61,960           59,940           61,572           59,687

Earnings per share - diluted (Notes 5 & 6)         $   0.00         $   0.28         $   0.42         $   0.39
   Weighted average shares - diluted                 65,593           63,138           65,058           62,568



  The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                  September 30, 2001   December 31, 2000
(In thousands, except par values)                                     (Unaudited)
--------------------------------------------------------------------------------------------------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                              $  60,294           $  44,909
   Accounts receivable, net of allowance for doubtful accounts
      of $5,322 in 2001 and $5,787 in 2000                                  145,343             109,709
   Deferred income tax assets                                                 6,458               7,788
   Other current assets                                                      20,949              15,923
                                                                          ---------           ---------
      Total current assets                                                  233,044             178,329

Property and equipment, net                                                  68,206              68,792
Goodwill, net                                                               453,905             370,232
Deferred income tax assets                                                   18,898              10,244
Other                                                                        93,037              76,842
                                                                          ---------           ---------
      Total Assets                                                        $ 867,090           $ 704,439
                                                                          =========           =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt               $ 216,651           $     638
   Accounts payable                                                          36,259              31,123
   Accrued salaries and bonuses                                              27,321              29,919
   Other current liabilities                                                 73,758              44,659
                                                                          ---------           ---------
      Total current liabilities                                             353,989             106,339

Long-term debt, less current maturities                                       2,737             141,638
Postretirement benefit obligations                                           43,684              45,844
Other long-term liabilities                                                  15,251               9,549
                                                                          ---------           ---------
      Total liabilities                                                     415,661             303,370
                                                                          ---------           ---------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                               --                  --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued and outstanding - 62,850 in 2001 and 61,566 in 2000              6,285               6,157
   Accumulated other comprehensive loss                                     288,200             258,796
   Paid-in-capital                                                          174,772             147,626
   Retained earnings                                                         (4,438)                (92)
   Accumulated other comprehensive loss
   Stock held by employee benefit trusts, at cost, 741 shares in 2001
     and 701 shares in 2000                                                 (13,390)            (11,418)
                                                                          ---------           ---------
     Total shareholders' equity                                             451,429             401,069
                                                                          ---------           ---------
     Total Liabilities and Shareholders' Equity                           $ 867,090           $ 704,439
                                                                          =========           =========


The accompanying notes are an integral part of these consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                                                                           Accumulated
                                                                                              Other      Stock Held By
(In thousands)                             Comprehensive   Common   Paid-in     Retained  Comprehensive     Employee
                                               Income      Stock    Capital     Earnings      Loss       Benefit Trusts     Total
                                           ------------- --------  --------    ---------  -------------  --------------     -----
Balance, December 31, 2000                               $  6,157  $ 258,796   $ 147,626   $    (92)        $(11,418)    $ 401,069
Net Income                                   $ 27,146          --         --      27,146         --               --        27,146
Translation adjustments                          (119)         --         --          --       (119)              --          (119)
Unrealized derivative losses
  on cash flow hedges
  (net of taxes of $2,817)                     (4,227)         --         --          --      (4,227)             --        (4,227)
                                             --------
Comprehensive income                         $ 22,800
                                             ========
Restricted stock plans, net                                    13      1,740          --         --               --         1,753
Stock purchased by employee benefit trusts                      2         (2)                                 (1,972)       (1,972)
Stock options exercised                                       113     20,033          --         --               --        20,146
Tax benefit of stock options exercised                         --      7,633          --         --               --         7,633
                                                         --------  ---------   ---------   --------         --------     ---------
Balance, September 30, 2001                              $  6,285  $ 288,200   $ 174,772   $ (4,438)        $(13,390)    $ 451,429
                                                         ========  =========   =========   ========         =========    =========



                 The accompanying notes are an integral part of
                          this consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended September 30,
(In thousands)                                                                2001                     2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                               $  27,146                $  24,336
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                              44,625                   39,731
    Merger-related costs and unusual items                                     18,009                   28,949
    Loss on sale of business, including income taxes                           21,387                       --
    Compensation recognized under employee stock plans                          1,753                      904
    Tax benefit of stock options exercised                                      7,633                    4,000
    Changes in assets and liabilities,
      excluding effects of acquisitions and divestiture:
       Accounts receivable, net                                               (24,719)                 (12,982)
       Deferred income taxes                                                   (2,453)                  (3,661)
       Other current assets                                                    (5,875)                     (50)
       Current liabilities, excluding debt                                    (11,046)                 (32,046)
       Other long-term liabilities, excluding debt                             (6,055)                    (868)
                                                                            ---------                  -------

   Net cash provided by operating activities                                   70,405                   48,313

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                         (153,007)                 (97,276)
  Cash proceeds from sale of businesses                                        49,000                    1,500
  Additions to short-term investments                                              --                   16,198
  Additions to property and equipment, net                                    (16,230)                 (11,878)
  Additions to other assets, net                                              (27,428)                 (13,258)
                                                                            ---------                  -------
  Net cash used by investing activities                                      (147,665)                (104,714)

Cash flows from financing activities:
   Proceeds from long-term debt                                                90,000                   75,000
   Payments on long-term debt                                                 (14,000)                 (80,368)
   Net short-term borrowings                                                   (1,410)                     (13)
   Purchases of stock held by employee benefit trust                           (1,972)                      --
   Proceeds from exercise of stock options                                     20,146                   13,899
                                                                            ---------                  -------
  Net cash provided by financing activities                                    92,764                    8,518
                                                                            ---------                  -------
Effect of foreign currency exchange rates on cash                                (119)                     (66)
                                                                            ---------                  -------
Net increase (decrease) in cash and cash equivalents                           15,385                  (47,949)
Cash and cash equivalents, beginning of period                                 44,909                   73,101
                                                                            ---------                  -------
Cash and cash equivalents, end of period                                    $  60,294                $  25,152
                                                                            =========                  =======

              The accompanying notes are an integral part of these
                            consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



1.  ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is the leading provider of identification and credential verification services. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services.

     The Insurance Services group provides information products and services used in the underwriting, claims and marketing processes by property and casualty insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, credit information, marketing services and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market. Prior to the divestiture in August 2001 (see Note 12), ChoicePoint also provided laboratory testing services and related technology solutions to the life and health insurance market.

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

On May 16, 2000, ChoicePoint completed a merger (the "Merger") with DBT Online, Inc. ("DBT") by exchanging approximately 15.9 million shares (adjusted for stock split - see Note 6) of its common stock for all of the common stock of DBT. Each share of DBT was exchanged for .525 shares of ChoicePoint common stock (pre-split). In addition, outstanding DBT stock options were converted at the same exchange ratio into options to purchase approximately 2.7 million shares of ChoicePoint common stock. DBT was a leading nationwide provider of online public records data and other publicly-available information. The Merger has been accounted for as a pooling of interests, and accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of DBT. There were no material transactions between ChoicePoint and DBT prior to the Merger. No material adjustments were required to conform the accounting policies of the two companies.

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2001 and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

The Company recorded merger-related costs and unusual items of $18.0 million during the first quarter of 2001 and $28.9 million in the second quarter of 2000. The categories of costs incurred and the accrued balances at September 30, 2001 are summarized below:

                                        Remaining
(In thousands)                          Accrual at
                                       September 30,      2001         2000
                                           2001         Expense       Expense
                                         -------       ----------- ----------
Transaction costs                       $     --       $       --     $11,579
Personnel-related costs                      313            1,832       3,780
Other merger integration costs             1,577            2,433       3,629
Asset impairments                             --           12,693       6,954
Non-merger severance                         445              982       2,353
Other one-time charges                        81                69        654
                                         -------       ----------- ----------
                                          $2,416          $18,009     $28,949
                                          ======          =======     =======

In the first quarter of 2001, the personnel-related costs of $1.8 million consisted primarily of stay bonuses for services rendered through March 31, 2001 and severance and termination benefit costs primarily related to the integration of the two public records platforms and related sales and marketing departments. Other merger integration costs of $2.4 million consisted primarily of duplicative data and lease exit costs. Asset impairments of $12.7 million primarily reflected the write-down of equipment and other long-lived assets deemed to be impaired based on the integration plan for the two public records platforms which was finalized in the first quarter of 2001. In the second quarter of 2000, transaction costs of approximately $11.6 million included investment banking, legal and printing fees and other costs directly related to the Merger. Personnel-related costs of approximately $3.8 million consisted of benefit conversions and stay bonuses for services rendered through June 30, 2000 and severance. Other merger integration costs primarily include the elimination of duplicative data costs. Asset impairments of approximately $7.0 million represent the write-down of goodwill and other long-lived assets.

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

4.  REVENUE AND EXPENSE RECOGNITION

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenues from software license and maintenance agreements are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Motor vehicle records registry revenue (the fee charged by states for motor vehicle records), material, shipping and postage charges in the Company's direct marketing business and other costs that are passed on by ChoicePoint to its customers ("pass-through revenue") are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the three months ended September 30, pass-through revenue was $117.6 million in 2001 and $98.1 million in 2000 and for the nine months ended September 30, pass-through revenue was $341.0 million in 2001 and $300.5 million in 2000.

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

7.   DEBT

In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility bears interest at variable rates and is expandable to $300 million, subject to approval of the lenders. The commitment termination date and final maturity of the Credit Facility will occur in August 2002. We anticipate entering into a new credit facility in the first half of 2002. Total borrowings under the Credit Facility were $215 million at September 30, 2001. In addition, there was $4.4 million of other long-term debt outstanding at September 30, 2001. There were no short-term borrowings at September 30, 2001.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable. There were no borrowings under the Receivables Facility at September 30, 2001.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, ChoicePoint adopted Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint's rights or obligations under the applicable derivative contract. ChoicePoint's derivative instruments include interest rate swap agreements which have been designated as cash flow hedges and, as such, the effective portions of changes in fair value are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. These interest rate swap agreements have been entered into to hedge the variability of cash flows to be paid related to the Credit Facility and an operating lease. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001, resulted in a charge to OCI of $2.8 million, net of taxes. As of September 30, 2001, the cumulative change in OCI related to these derivatives is $4.2 million, net of taxes. For the three months and nine months ended September 30, 2001, the Company recorded the ineffectiveness related to these cash flow hedges to net interest expense. These amounts were not material.

9.       STOCK OPTIONS

During the first nine months of 2001, stock options to purchase approximately
1.8 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. Exercise prices of these options are equal to the fair market value on the date of grant.

10.      COMPREHENSIVE INCOME

Total comprehensive income for the three months and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

                                                  Three Months Ended                  Nine months Ended
                                              --------------------------         ---------------------------
                                                      September 30,                       September 30,
                                                 2001              2000              2001               2000
                                                 ----              ----              ----               ----
Net income (loss)                             $    12           $ 17,513           $ 27,146           $24,336
Translation adjustments                          (108)               (29)              (119)              128
Change in unrealized net loss on
  investments                                      --                 --                 --               255
Unrealized derivative gain (loss) on
  cash flow hedges (net of taxes)                  --                 --                 --                --
                                               (1,791)                --             (4,227)               --
                                              -------           --------           --------           -------
    Comprehensive income                      $(1,887)          $ 17,484           $ 22,800           $24,719
                                              =======           ========           ========           =======

11.      ACQUISITIONS

During the nine months ended September 30, 2001, the Company acquired BTi Employee Screening Services, Inc., a pre-employment background screening organization, ABI Consulting, Inc., a third-party administrator of employee drug testing programs, Insurity Solutions Inc., a provider of Internet-based rating, underwriting and policy-servicing tools, The Bode Technology Group, Inc., a premier provider of DNA identification services, the pre-employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for FORTUNE 500 clients and certain assets of National Medical Review Offices, Inc., a large provider of Medical Review Office services. The total purchase price of the acquisitions, which were accounted for using the purchase method, was approximately $156.1 million in cash, with approximately $136.9 million of that amount allocated to goodwill. The Company is currently evaluating the allocation of intangible assets and goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and other exit activities which may result in some reclassifications. As of September 30, 2001, ChoicePoint has accrued approximately $6.3 million for transaction-related costs including lease terminations and personnel-related costs related to these acquisitions.

12.      DIVESTITURE

In August 2001, the Company sold its laboratory services business to LabOne, Inc. for $49 million and retained certain assets. The results of this business historically have been included in the Insurance Services business segment. Operating segment results have been restated for all periods to reflect the sale of this line of business (see Note 14 to the Consolidated Financial Statements). Operating income for the quarter ended September 30, 2001 includes a $10.8 million loss on the sale. Net income for the quarter ended September 30, 2001 includes a $21.4 million (including tax expense of $10.5 million) after-tax loss on the sale of the laboratory services business.

13.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") effective July 1, 2001 and SFAS No. 142, effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by ChoicePoint on January 1, 2002. We expect the adoption of these accounting standards will result in certain of our intangibles being subsumed into goodwill and will result in the discontinuation of amortization of these assets and goodwill; however, impairment reviews may result in future periodic write-downs.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. ChoicePoint will adopt this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are currently evaluating the impact of SFAS No. 144 on our Consolidated Financial Statements.

14.      SEGMENT DISCLOSURES

ChoicePoint operates primarily in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months and nine months ended September 30, 2001 and 2000 for the two segments, laser technology patents held by the Company ("Royalty") and the divested and discontinued lines were as follows:


                                                 Three months ended                                 Three months ended
                                                 September 30, 2001                                 September 30, 2000
                                    -------------------------------------------       --------------------------------------------
                                                      Operating                                       Operating
                                                        Income                                          Income
                                                       before        Operating                          before        Operating
(In thousands)                                       Acquisition       Income                         Acquisition      Income
                                      Revenue        Amortization      (Loss)          Revenue        Amortization      (Loss)
                                    ---------        ------------    ---------        ---------       ------------    --------
Insurance                           $  76,547        $ 36,011        $ 35,020        $  64,291        $ 28,620        $ 27,858
B&G                                    88,959          19,833          15,245           73,285          16,997          13,119
Royalty                                 1,630           1,011           1,011            1,604             953             953
Divested & Discontinued                 5,715             (48)           (336)          12,324           2,208           1,776
Corporate and Shared Expenses
                                                           --         (12,525)         (12,525)        (11,580)        (11,580)
Loss on sale of business                   --         (10,853)        (10,853)              --              --              --
                                    ---------        --------        --------        ---------        --------       ---------
Total                               $ 172,851        $ 33,429        $ 27,562        $ 151,504        $ 37,198        $ 32,126
                                    =========        ========        ========        =========        ========        ========




                                                 Nine months ended                                 Nine months ended
                                                 September 30, 2001                                 September 30, 2000
                                    -------------------------------------------       --------------------------------------------
                                                      Operating                                       Operating
                                                       Income                                           Income
                                                       before        Operating                          before         Operating
(In thousands)                                       Acquisition       Income                         Acquisition       Income
                                      Revenue        Amortization      (Loss)          Revenue        Amortization       (Loss)
                                    ---------        ------------    ---------        ---------       ------------     --------
Insurance                           $ 222,461        $ 102,101        $ 99,143        $ 187,719        $ 81,000        $ 78,791
B&G                                   239,984           55,272          42,258          210,452          38,463          27,102
Royalty                                 5,094            3,253           3,253            4,795           2,855           2,855
Divested & Discontinued                23,799            1,234              84           43,744           9,067           7,565
Corporate and Shared Expenses
                                                            --         (37,297)         (37,297)        (31,697)        (31,697)
Loss on sale of business                   --          (10,853)        (10,853)              --              --              --
Merger-related Costs and
   Unusual Items (Note 2)                  --               --         (18,009)         (18,009)        (28,949)        (28,949)
                                    ---------        ---------        --------        ---------        --------        --------
Total                               $ 491,338        $  95,701        $ 78,579        $ 446,710        $ 70,739        $ 55,667
                                    =========        =========        ========        =========        ========        ========

Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001 and certain other product lines which were, as a result of the Merger and integration of the two public records businesses, determined to be duplicative in nature or contrary to ChoicePoint's strategic goals and, hence, discontinued.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both segments. Acquisition amortization includes goodwill and other intangible amortization related to acquisitions.

Depreciation and amortization for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                       Three Months Ended      Nine months Ended
                                         September 30,           September 30,
(In thousands)                          2001       2000         2001          2000
                                      -------   --------    ---------     --------
Insurance                              $3,402    $ 2,798     $  9,403     $  8,278
B&G                                    10,419      7,479       28,026       23,324
Royalty                                   425        426        1,275        1,278
Divested & Discontinued                   754      1,533        3,078        4,766
Corporate                               1,021        716        2,843        2,085
                                      -------   --------    ---------     --------
Total                                 $16,021    $12,952      $44,625      $39,731
                                      =======    =======      =======      =======

Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

15.      SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company paid down $50 million of its Credit Facility.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION
ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is the leading provider of identification and credential verification services for making smarter decisions. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services. See Note 1 to the Consolidated Financial Statements for a description of each market.

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

RESULTS OF OPERATIONS
REVENUE
The Company's total revenue for the third quarter of 2001 was $172.9 million, an increase of 14% over the third quarter of 2000. For the first nine months of 2001, revenue was $491.3 million, an increase of 10% over the first nine months of 2000. Consolidated internal revenue growth, which excludes the effect of revenue from purchased acquisitions and divestitures, was approximately 6% for the third quarter of 2001 and 8% for the nine months ended September 30, 2001. Our revenue growth was driven primarily from continued strong unit performances in all of the Insurance Services' product lines and the acquisitions in Business & Government Services.

SEGMENT REVENUE
Insurance Services' major offerings include claims history data, motor vehicle records, credit information and marketing and modeling services to the personal lines property and casualty market; and customized policy rating and issuance software and property inspections and audits to the commercial insurance market.

In August 2001, the Company sold its laboratory services business. The results of this business historically have been included in the Insurance Services business segment. Operating segment results have been restated for all periods to reflect the sale of this line of business (see Notes 12 and 14 to the Consolidated Financial Statements).

In the third quarter of 2001, Insurance Services revenue was $76.5 million, up 19%, or $12.2 million, from $64.3 million in 2000. For the first nine months of 2001, Insurance Services revenue grew 18%, or $34.8 million, to $222.5 million from $187.7 million in the prior year. This growth was driven by strong unit performance in personal lines products, our field-based commercial property inspection, modeling and marketing, and customized rating and issuance software businesses.

During the nine months ended September 30, 2001, the Company acquired Insurity Solutions Inc. and, after September 30, 2000, the Company acquired RRS Police Records Management, Inc. and the assets of VIS'N Service Corporation. Excluding acquisitions and dispositions, internal revenue growth in Insurance Services was 17% from the three months ended September 30, 2000 to the three months ended September 30, 2001.

Business & Government Services' major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, uniform commercial code searches and filings, database marketing services and people and shareholder locator information services.

Business & Government Services' revenue for the third quarter increased $15.7 million, or 21%, to $89.0 million from $73.3 million in the third quarter of 2000. For the nine months ended September 30, 2001, Business & Government Services' revenue was $240.0 million up 14%, or $29.5 million, from $210.5 million in the prior year. This growth was driven primarily by the integration of recent acquisitions in workplace solutions, offset by slower growth in public records, direct marketing and existing workplace solutions businesses due to economic conditions.

During the first nine months of 2001, the Company acquired the pre-employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for FORTUNE 500 clients, BTi Employee Screening Services, Inc., ABI Consulting, Inc., The Bode Technology Group, Inc., and certain assets of National Medical Review Offices, Inc., and after September 30, 2000, acquired certain assets of Cat Data Group, LLC and Drug Free Consortium, Inc. Excluding acquisitions, internal revenue growth for Business & Government Services was -a decrease of 4% for the third quarter of 2001 primarily driven by decreases in workplace solutions.

Third quarter royalty revenue from laser technology patents held by the Company remained constant at $1.6 million. For the nine months ended September 30, royalty revenue was $5.1 million in 2001 compared with $4.8 million in 2000. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001 (see Note 12 to the Consolidated Financial Statements) and certain other product lines which were, as a result of the Merger and integration of the two public records businesses, determined to be duplicative in nature or contrary to ChoicePoint's strategic goals and, hence, discontinued.

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

LOSS ON SALE OF BUSINESS
In August 2001, the Company sold its laboratory services business to LabOne, Inc. for $49 million and retained certain assets. The results of this business historically have been included in the Insurance Services business segment. Operating segment results have been restated for all periods to reflect the sale of this line of business (see Notes 12 and 14 to the Consolidated Financial Statements). Operating income for the quarter ended September 30, 2001 includes a $10.8 million loss on the sale. Net income for the quarter ended September 30, 2001 includes a $21.4 million (including tax expense of $10.5 million) after-tax loss on the sale of the laboratory services business.

OPERATING INCOME
The Company's operating income, excluding the loss on sale of business, was $38.4 million or 22.2% as a percent of revenue in the third quarter of 2001, up from $32.1 million or 21.2% as a percent of revenue in the third quarter of the prior year. Including the $10.8 million loss on sale of business in the third quarter of 2001, operating income was $27.6 million or 15.9% of revenue. For the first nine months of 2001, operating income was $78.6 million, up from $55.7 million for the first nine months of 2000. Excluding the loss on sale of business and merger-related costs and unusual items, for the first nine months of 2001 operating income was $107.4 million or 21.9% as a percent of revenue, up from $84.6 million or 18.9% of revenue in the prior year. The improvement in operating margins from 2000 to 2001 was primarily as a result of the revenue growth in Insurance Services discussed above, cost synergies realized in the integration of DBT into the Company's public records business and our continued focus on improving cost efficiencies. Acquisition amortization, which includes goodwill and other intangible amortization related to acquisitions, was $5.9 million in the third quarter of 2001 and $5.1 million for the third quarter of the prior year. For the first nine months of 2001, acquisition amortization was $17.1 million, an increase of $2.0 million over the prior year due to acquisitions in the last quarter of 2000 and the first nine months of 2001.

SEGMENT OPERATING INCOME
Insurance Services had third quarter 2001 operating income of $35.0 million, resulting in an operating margin of 45.7%, compared with 43.3% in the third quarter of 2000. The margin increase is primarily a result of the revenue growth discussed above and continued focus on improving cost efficiencies. Excluding acquisition amortization, third quarter operating margins were 47.0% in 2001 and 44.5% in 2000.

Business & Government Services had third quarter 2001 operating income of $15.2 million, resulting in an operating margin of 17.1% compared with 17.9% in the third quarter of 2000. The slight margin decrease is primarily due to revenue pressures in our workplace solutions business and lower than average margins attributable to recent acquisitions. Excluding acquisition amortization, third quarter operating margins were 22.3% in 2001 and 23.2% in 2000.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both Insurance Services and Business & Government Services. Corporate and shared expenses were $12.5 million for the third quarter of 2001, up from $11.6 million in 2000. For the nine months ended September 30, corporate and shared expenses were $37.3 million in 2001, up from $31.7 million in 2000. The increase in corporate and shared expenses is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional resources to support the growth of the Company.

INTEREST EXPENSE, NET
Interest expense, net was $2.9 million for the third quarter of 2001 consistent with the third quarter of 2000 as higher debt levels due to the acquisitions made in July 2001 were offset by lower interest rates. For the nine months ended September 30, 2001, interest expense, net was $8.0 million, a decrease of $1.1 million from the first nine months of 2000 due to lower average debt levels and interest rates. Interest expense for 2000 is also net of interest income from short-term investments of $419,000 for the third quarter and $882,000 for the first nine months.

INCOME TAXES
ChoicePoint's overall effective tax rate was 39.7% for the third quarter of 2001, excluding the loss on sale of business, down from 40.0% for the three months ended September 30, 2000. Excluding the loss on sale of business and merger-related costs and unusual items, our effective tax rate for the first nine months of 2001 was 39.7% compared with 40.5% for the first nine months of the prior year. Including the tax expense related to the loss on sale of business and merger-related costs and unusual items, our effective tax rate for the nine months ended September 30, 2001 was 61.5%, up from 47.7% for the same period of 2000. The decrease in effective tax rates excluding loss on sale of business and merger-related costs and unusual items from 2000 to 2001 is primarily due to implementation of state and local tax planning initiatives.

FINANCIAL CONDITION AND LIQUIDITY
Cash and cash equivalents totaled $60.3 million as of September 30, 2001. Cash provided by operations was $70.4 million for the first nine months of 2001 compared to $48.3 million for the first nine months of 2000. The increase in cash provided by operations was primarily attributable to increased net income excluding the loss on sale of business as compared to September 30, 2000. During the first nine months of 2001, ChoicePoint continued to invest in future growth. Cash used by investing activities was $147.7 million, consisting of $153.0 million for acquisitions, $16.2 million for property and equipment and $27.4 million for other asset additions, primarily software developed for internal use, purchased data files and software, and software developed for external use, offset by $49.0 million of proceeds from the sale of the laboratory services business in August 2001. In the first nine months of 2000, cash used by investing activities was $104.7 million, including $97.3 million for acquisitions, $11.9 million for additions to property and equipment and $13.3 million for additions to other assets, offset by additions to short-term investments of $16.2 million. The Company anticipates full-year capital expenditures of approximately $55 million for 2001, which will be used primarily for the development of a new public records technology platform, system upgrades and other assets, including capitalized software development, purchased data files and software. Cash provided by financing activities of $92.8 million in the first nine months of 2001 consisted of $76.0 million of net proceeds from long-term debt and $20.1 million of proceeds from the exercise of stock options offset by purchases of stock held by our employee benefit trust of $2.0 million. Cash provided by financing activities of $8.5 million in the first nine months of 2000 included $5.4 million of net payments of long-term debt offset by $13.9 million of proceeds from the exercise of stock options.

The Company's short-term and long-term liquidity depends primarily upon its level of net income and working capital management (accounts receivable, accounts payable and accrued expenses) and long-term debt. In August 1997, ChoicePoint entered into a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks (See Note 7 to the Consolidated Financial Statements) which expires in August 2002. Borrowings under the Credit Facility were $215 million at September 30, 2001 and $139 million at December 31, 2000. In connection with the divestiture discussed in Note 12 to the Consolidated Financial Statements, in August 2001, the Company received $49 million in sales proceeds all of which was used to pay down the Credit Facility in October 2001. ChoicePoint may use additional borrowings under the Credit Facility to finance acquisitions and for general corporate cash requirements. In addition, there was $4.4 million of other long-term debt outstanding at September 30, 2001. ChoicePoint may also utilize lines of credit with two banks for overnight borrowings. As of September 30, 2001, there were no amounts outstanding under a line of credit.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable. There were no borrowings under the Receivables Facility at September 30, 2001.

We believe that our existing cash balance, available debt and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. We also anticipate entering into a new credit facility in the first half of 2002. However, any material variance of our operating results from our projections or the investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding the loss on sale of business and merger-related costs and unusual items, increased $9.4 million in the third quarter of 2001, or 20.8% from the third quarter of 2000, to $54.4 million. For the first nine months ended September 30, EBITDA increased $18.4 million, or 23.2%, to $97.6 million in 2001. EBITDA margins increased from 29.8% for the third quarter of 2000 to 31.5% for the third quarter of 2001 due to ChoicePoint's strong operating performance. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

Economic Value Added ("EVA") measures the value created in excess of the cost of capital used to run the business. The Company uses EVA as a performance measure to make operational, capital and compensation decisions. Excluding the impact of 2001 acquisitions and dispositions, EVA increased $1.9 million in the third quarter of 2001 and $12.0 million for the nine months ended September 30, 2001 due primarily to strong operating results. EVA for the quarter includes a charge for "pooling goodwill" related to the Merger of approximately $8.1 million.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") to exclude, among other things, contracts for normal purchases and sales (See Note 8 to the Consolidated Financial Statements). Effective January 1, 2001, ChoicePoint adopted SFAS No.
133. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a charge to Other Comprehensive Income of $2.8 million, net of taxes. For the three months and nine months ended September 30, 2001, the Company recorded the ineffectiveness related to these cash flow hedges to net interest expense. These amounts were not material.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. ChoicePoint will adopt this statement on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are currently evaluating the impact of SFAS No. 144 on our Consolidated Financial Statements.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of September 30, 2001. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

As of September 30, 2001, $215 million was outstanding under the Credit Facility. The Company has also entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its Credit Facility. The Swap Agreement had a notional amount of $125 million at September 30, 2001 and matures in August 2002. The Swap Agreement involves the exchange of variable rate for fixed rate payments and effectively changes the Company's interest rate exposure to a weighted average fixed rate of approximately 5.4%.

Based on the Company's overall interest rate exposure at September 30, 2001, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company. As noted above, as of October 2001, $165 million is outstanding under the Credit Facility, of which $125 million is hedged with interest rate swaps. A one percent change in interest rates would result in a $400,000 change in annual interest expense.

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

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Master Agreement, dated as of August 29, 2001, among ChoicePoint Inc., as Guarantor, ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc. that may hereafter become party hereto, as Lessees, Atlantic Financial Group, LTD., as Lessor, Certain Financial Institutions Parties Hereto, as Lenders and SunTrust Bank, as Agent.

10.2 Master Lease Agreement, dated as of August 29, 2001, between Atlantic Financial Group, LTD, as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees.

10.3     Guaranty Agreement from ChoicePoint Inc., dated as of August 29, 2001.

10.4 Construction Agency Agreement, dated as of August 29, 2001, among Atlantic Financial Group, Ltd. and ChoicePoint Inc., as Construction Agent.

10.5 Loan Agreement, dated as of August 29, 2001, among Atlantic Financial Group, Ltd., as Lessor and Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent.

10.6 Stock Purchase Agreement, dated as of August 31, 2001, by and among ChoicePoint Inc., ChoicePoint Services Inc., and LabOne, Inc.

(b)  Reports on Form 8-K

     Registrant did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHOICEPOINT INC.
                                             (Registrant)


November 12, 2001                       /s/ Derek V. Smith
------------------------------      ----------------------------------
         Date                       Derek V. Smith, Chairman and
                                       Chief Executive Officer



November 12, 2001                       /s/ Michael S. Wood
------------------------------     -------------------------------------------
         Date                       Michael S. Wood, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit       Description of Exhibit
-------       ----------------------
10.1     Master Agreement, dated as of August 29, 2001, among ChoicePoint Inc., as Guarantor, ChoicePoint Inc. and certain subsidiaries of ChoicePoint
         Inc. that may hereafter become party hereto, as Lessees, Atlantic
         Financial Group, LTD., as Lessor, Certain Financial Institutions
         Parties Hereto, as Lenders and SunTrust Bank, as Agent.

10.2     Master Lease Agreement, dated as of August 29, 2001, between Atlantic
         Financial Group, LTD, as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees.

10.3     Guaranty Agreement from ChoicePoint Inc., dated as of August 29, 2001.

10.4     Construction Agency Agreement, dated as of August 29, 2001, among
         Atlantic Financial Group, Ltd. and ChoicePoint Inc., as Construction
         Agent.

10.5     Loan Agreement, dated as of August 29, 2001, among Atlantic Financial
         Group, Ltd., as Lessor and Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent.

10.6     Stock Purchase Agreement, dated as of August 31, 2001, by and among
         ChoicePoint Inc., ChoicePoint Services Inc., and LabOne, Inc.