Form 10-K
period 2001-12-31
CHOICEPOINT INC
filed 2002-03-29
CIK 1040596

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                             REGISTERED
          -------------------                             ----------
Common Stock, par value $.10 per share              New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         Aggregate market value of the voting stock held by non-affiliates of the Registrant: $3,356,260,076 as of March 15, 2002.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 63,714,722 shares of Common Stock, par value $.10 per share, outstanding as of March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of ChoicePoint Inc.'s Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10 (as related to Directors), 11, 12 and 13.

         Portions of ChoicePoint Inc.'s Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference in Parts II and IV.

         ChoicePoint Inc.'s Current Report on Form 8-K, filed on March 22, 2001, is incorporated herein by reference in Part II, Item 9.

                                TABLE OF CONTENTS

                                                                                                          PAGE
Part I................................................................................................      1
     Item 1.  Business. ..............................................................................      1
     Item 2.  Properties..............................................................................      6
     Item 3.  Legal Proceedings.......................................................................      6
     Item 4.  Submission of Matters to a Vote of Security Holders.....................................      7
Part II..............................................................................................       9
     Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ..............      9
     Item 6.  Selected Financial Data.................................................................      9
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...      9
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................     13
     Item 8.  Financial Statements and Supplementary Data.............................................     13
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....     14
Part III..............................................................................................     15
     Item 10.  Directors and Executive Officers of the Registrant.....................................     15
     Item 11.  Executive Compensation.................................................................     15
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................     15
     Item 13.  Certain Relationships and Related Transactions.........................................     15
Part IV...............................................................................................     15
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................     15

         THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CHOICEPOINT INC. OR ITS MANAGEMENT CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS AND INFORMATION ARE BASED ON MANAGEMENT'S BELIEFS, PLANS, EXPECTATIONS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO CHOICEPOINT. THE WORDS "MAY," "SHOULD," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "CONTINUE," "BELIEVE," "SEEK," "ESTIMATE," AND SIMILAR EXPRESSIONS USED IN THIS REPORT THAT DO NOT RELATE TO HISTORICAL FACTS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

         THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDE, BUT ARE NOT LIMITED TO THOSE DESCRIBED IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS." MANY OF SUCH FACTORS ARE BEYOND CHOICEPOINT'S ABILITY TO CONTROL OR PREDICT. AS A RESULT, CHOICEPOINT'S FUTURE ACTIONS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND THE MARKET PRICE OF CHOICEPOINT'S COMMON STOCK COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY CHOICEPOINT. DO NOT PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. CHOICEPOINT DOES NOT INTEND TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY, OR ON BEHALF OF, CHOICEPOINT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is the leading provider of identification and credential verification services which transform data into Actionable Intelligence(TM). ChoicePoint became an independent public company in August 1997 through the combination of the businesses that had comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax. References to ChoicePoint or the Company mean ChoicePoint Inc., its subsidiaries and divisions after the Spinoff and the Insurance Services Group of Equifax prior to the Spinoff.

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

         The Insurance Services group provides information products and services used in the underwriting, claims and marketing processes by property and casualty insurers. Insurance Services' major offerings include claims history data, motor vehicle records, credit information and marketing and modeling services to the personal lines property and casualty market; and customized policy rating and issuance software and property inspections and audits to the commercial insurance market. The Business & Government Services group provides information products and services and direct marketing services primarily to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, database marketing services, people and shareholder locator information services, and DNA identification services.

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

STRATEGIC ACQUISITIONS, DIVESTITURES AND ALLIANCES

         The Company's acquisition strategy is to purchase or partner with organizations that add new data, markets and technology to ChoicePoint's operations.

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

         In October 1998, the Company acquired ChoicePoint Direct Inc., formerly known as Customer Development Corporation ("ChoicePoint Direct"). ChoicePoint Direct is a full-service, fully integrated database marketing company providing customized marketing programs primarily for clients in the insurance, consumer finance, publishing and banking industries.

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

         Also in December 1998, the Company sold its life and health insurance field underwriting services and insurance claim investigation services to PMSI Services, Inc. This transaction, when combined with the December 1997 sale of the paramedical examination business to Pediatric Services of America, Inc., completed ChoicePoint's strategy of exiting the labor-intensive life and health and investigative field businesses.

         In May 1999, the Company purchased the assets of Washington Document Service, Inc., a leading nationwide court document research and retrieval company serving the legal market, which complements the Company's existing public record service. In July 1999, the Company acquired Data Tracks Technology, Inc., a public record information company based in Sarasota, Florida. This acquisition strengthens the Company's online public record data in the Florida market and brings a strong web-based solution that is leveragable into certain markets and customers. In November 1999, the Company acquired the assets of DataMart, Inc. which provides software database services for ChoicePoint companies.

         In January 2000, the Company completed the sale of its operations in the United Kingdom to Experian Limited, including the CUE UK database, a proprietary database containing home and motor insurance claims information. Also in January 2000, the Company purchased Statewide Data Services, Inc. ("SDS"), the insurance industry's largest provider of prospecting leads and related services to property and casualty agents. Management believes that this acquisition, combined with the Company's underwriting information and direct marketing services, provides the insurance industry with a complete and integrated suite of direct marketing products and services.

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

         On May 16, 2000, the Company completed a merger with DBT Online, Inc., a public record services provider ("DBT") and competitor of ChoicePoint Public Records Group ("ChoicePoint PRG"), whereby DBT shareholders received .525 shares (pre-split) of newly-issued shares of ChoicePoint common stock for each share of DBT common stock owned. Headquartered in Boca Raton, Florida, DBT serves corporations and the legal, insurance and investigative markets.

         In October 2000, the Company acquired RRS Police Records Management, Inc., a provider of police reports and related services to the property and casualty industry. In November 2000 the Company acquired the policy processing and interface management services assets of VIS'N Service Corporation and the data collection assets of

Cat Data Group, LLC. In December 2000, the Company acquired the assets of Drug Free Consortium, to provide additional drug testing services.

         In January 2001, the Company acquired BTi Employee Screening Services, Inc. ("BTi"), an employee pre-screening services company and ABI Consulting Inc., a third-party administrator of workplace drug and alcohol testing programs. In February 2001, the Company acquired Insurity Solutions, Inc., a provider of Internet-based insurance rating, underwriting and policy servicing technology.

         In March 2001, the Company acquired certain assets of National Medical Review Offices, Inc., a large provider of medical review office services. In April 2001, the Company acquired The Bode Technology Group, Inc. ("Bode Labs"), a premier provider of DNA identification services.

         In July 2001, the Company acquired Marketing Information & Technology, Inc. ("MITI"), a provider of large-scale direct marketing systems for Fortune 500 clients, and the pre-employment and drug testing businesses of Pinkerton's, Inc., a unit of Securitas AB of Sweden.

         In August 2001, the Company sold the Osborn Group Inc., its laboratory services business, to LabOne, Inc., which completes the Company's strategy to exit the life and health insurance market.

         In January 2002, the Company acquired certain assets from Experian Information Solutions, Inc. consisting of on-line consumer credit reporting, marketing and pre-screen list extract services for the insurance market.

PRODUCTS AND CUSTOMERS

         As indicated above, the Company operates through two primary service groups: Insurance Services and Business & Government Services. ChoicePoint's offices are located throughout the United States. The Company's business is not materially seasonal. The following table reflects the revenue generated by each of ChoicePoint's two primary service groups, and from the royalty and divested and discontinued product lines, from 1999 through 2001 and the percentage contribution by each group to ChoicePoint's revenue for each such year. The royalty revenue is generated from laser technology patents held by the Company. The remaining patents underlying this revenue expire between November 2004 and May 2005.

HISTORICAL REVENUE BY SERVICE GROUP

                                                                    2001                   2000                    1999
                                                       ----------------------    ------------------     -------------------
                                                          AMOUNT         %         AMOUNT      %          AMOUNT       %
                                                       -----------     ------    ----------  ------     -----------  ------
                                                                               (DOLLARS IN THOUSANDS)
Insurance Services......................               $   297,640         47%   $  249,426      46%    $   206,659      47%
Business & Government Services..........                   327,720         52       283,130      53         230,945      52
Royalty  ...............................                     6,808          1         6,364       1           6,219       1
                                                       -----------       ----    ----------    ----     -----------    ----
Subtotal ...............................                   632,168        100%      538,920     100%        443,823     100%
Divested & Discontinued Product Lines...                    23,799                   54,613                  64,035
                                                       -----------               ----------             -----------
         Total..........................               $   655,967               $  593,533             $   507,858
                                                       ===========               ==========             ===========

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

         In addition to personal lines underwriting information, ChoicePoint provides services to the commercial property and casualty insurance market. Those services include commercial inspections for underwriting purposes, workers compensation audits of commercial properties, marketing and modeling services to the personal lines property and casualty market and development of high-end customized application rating and issuance software for commercial customers. Until the sale of Osborn Group in August 2001, ChoicePoint also provided laboratory information services and related technology offerings to major life and health insurance companies in the United States.

         Business & Government Services. In addition to serving the property and casualty and life and health insurance markets, ChoicePoint provides risk management and fraud prevention services and related technology solutions, shareholder locator services and database marketing services to Fortune 1000 corporations, asset-based lenders, legal and professional service providers, health care service providers and local, state and federal government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (i) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; and (ii) comprehensive drug screening program management and administration and due diligence and credential verification services to legal and professional service providers, and (iii) DNA identification services.

         The Company also provides enhanced information services to government agencies, such as (i) uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, (ii) providing parent locator services, which locate for the public sector individuals who are in violation of court mandates and (iii) screening of certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud. In connection with its business and government services, the Company provides online and on-demand searches and filings of public business records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure.

         Customers. ChoicePoint's customer base includes substantially all domestic insurance companies, many Fortune 1000 companies and certain local, state and federal government agencies. The Company has more than 50,000 customers, none of which represented more than 10% of the Company's total revenue in 2001.

         Both of ChoicePoint's current service groups have the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.

COMPETITION

         The Company operates in a number of geographic and product and service markets, which are highly competitive. In the Insurance Services market, ChoicePoint's competitors include TML Information Services, Inc., Trans Union Corporation, American Insurance Services Group, a unit of Insurance Services Office, Inc. and Insurance Information Exchange, L.L.C., a subsidiary of ISO Claims Services, Inc. In the Business & Government Services market, ChoicePoint's competitors in the automated public records market currently include the Lexis-Nexis service of Reed Elsevier PLC, West Publishing Company, DCS Information Systems, Inc. and infoUSA Inc., while its competitors in the pre-employment screening and drug testing services market include various security companies and clinical laboratories, including pre-screening services of Automatic Data Processing, Inc., The First American Corporation, Total Information Services, Inc., and Laboratory Corporation of America Holdings. Its competitors in database marketing services offerings include Acxiom Corporation and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by its subsidiary, EquiSearch, the Company competes with Keane Tracers, Inc. and Shareholder Communications Corporation. For DNA identification services, the Company competes with Orchid BioSciences, Inc. and Myriad Genetics Inc. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.

SOURCES OF SUPPLY

         ChoicePoint's operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities and on-line search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, if material changes in state or federal laws regulating or prohibiting the distribution of public records were to occur, the Company's business, financial condition and results of operations could be materially affected. In the event that such a termination occurred, the Company believes that it could acquire the data from other sources; however, such termination could have a material adverse effect on the Company's financial condition or results of operations.

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

EMPLOYEES

         As of December 31, 2001, ChoicePoint employed approximately 5,000 persons, none of whom were unionized. All of the Company's workforce is employed in the United States. As of December 31, 2001,

ChoicePoint employed approximately 290 individuals in Hartford, Connecticut in its Insurity facilities, approximately 130 individuals in Santa Ana, California at its ChoicePoint PRG location, approximately 350 individuals in Peoria, Illinois in its ChoicePoint Direct location, approximately 130 employees at its CP Commercial Specialists office in Overland Park, Kansas, approximately 130 individuals in the WorkPlace Solutions St. Petersburg, Florida office, approximately 30 employees in White Plains, New York at its EquiSearch offices, and approximately 40 individuals at the Boston, Massachusetts MITI office. The Company has approximately 260 employees in Pensacola, Florida at the SDS office, approximately 50 NSA employees in Nashville, Tennessee, approximately 60 employees at Bode Labs in Springfield, Virginia, approximately 60 BTi employees in Dallas, Texas, approximately 90 employees in the WorkPlace Solutions Los Angeles, California office, approximately 150 WorkPlace Solutions employees in the Charlotte, North Carolina office and 300 DBT employees in Boca Raton, Florida. Approximately 1,120 individuals are employed in the Atlanta area in the Company's headquarters and three branch office locations. The balance of ChoicePoint's employees is located in the Company's remaining offices. ChoicePoint believes that its relations with its employees are good.

PROPRIETARY MATTERS

         ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current duration for federal registrations range from seven to fifteen years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark is in use. Other trademarks and trade names used in the Company's business are registered and maintained in the U.S. ChoicePoint, AutoTrackXP(R) and C.L.U.E. are registered trademarks of ChoicePoint Asset Company, a wholly owned subsidiary of the Company.

         ChoicePoint owns a 62.5% interest in revenue relating to certain patents involving laser technology, which expires between November 2004 and May 2005. Upon the expiration of the applicable patent, ChoicePoint loses its right to exclude others from exploiting the inventions claimed therein, and accordingly, the obligations of third parties to make royalty payments will cease.

ITEM 2.           PROPERTIES

         ChoicePoint's principal executive offices are located in 206,000 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. ChoicePoint maintains approximately 73 other offices in the United States. These offices, all of which are leased, contain a total of approximately 752,000 square feet of space. Through ChoicePoint Health Systems Inc., ChoicePoint owns two laboratory facilities in Olathe, Kansas with approximately 76,000 square feet of space. Through ChoicePoint Direct, ChoicePoint owns four buildings in Peoria, Illinois representing approximately 182,000 square feet of space. Through ChoicePoint Services Inc., ChoicePoint owns a building in Norcross, Georgia representing approximately 8,400 square feet. The Company ordinarily leases office space of the general commercial type for conducting its business.

         In 2002 ChoicePoint began construction on a 200,000 square foot data center adjacent to its principal executive offices at the Alpharetta, Georgia location.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF REGISTRANT

         Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 10, 2002:

NAME AND POSITION                                                 AGE                EXECUTIVE OFFICER SINCE
Derek V. Smith, Chairman, President and Chief
  Executive Officer..................................              47                        1997
Douglas C. Curling, Chief Operating Officer..........              47                        1997
David T. Lee, Executive Vice President...............              42                        1997
J. Michael de Janes, General Counsel and Secretary...              44                        1997
Michael S. Wood, Chief Financial Officer.............              47                        2000
David E. Trine, Treasurer and Corporate Controller...              41                        2000

         DEREK V. SMITH, 47, has served as President, Chief Executive Officer and a Director of the Company since May 1997 and as Chairman of the Board since May 1999. Mr. Smith served as Executive Vice President of Equifax and Group Executive of the Insurance Services Group of Equifax from 1993 until the Spinoff. Mr. Smith also serves as a director of Metris Companies Inc., a direct marketer of consumer-based services and The Stanley Works, a producer of tools and door products.

         DOUGLAS C. CURLING, 47, has served as Chief Operating Officer and a Director of the Company since May 2000 and served as Chief Operating Officer and Treasurer from May 1999 to May 2000. He served as Executive Vice President, Chief Financial Officer and Treasurer of ChoicePoint from the Spinoff until May 1999. He served as Senior Vice President -- Finance and Administration of the Insurance Services Group of Equifax from 1993 until the Spinoff.

         DAVID T. LEE, 42, has served as Executive Vice President since May 1999 and prior to that served as Senior Vice President of ChoicePoint from the Spinoff until May 1999. He served as Vice President -- Property & Casualty Marketing and Sales of the Insurance Services Group of Equifax from 1991 until the Spinoff.

         J. MICHAEL DE JANES, 44, has served as General Counsel of ChoicePoint since the Spinoff, and has been Secretary of the Company since April 1998. He served as Vice President and Counsel of the Insurance Services Group of Equifax from 1993 until the Spinoff.

         MICHAEL S. WOOD, 47, has served as Chief Financial Officer of the Company since February 2000. From 1997 until January 2000 he served as Chief Financial Officer of Lane Bryant, Inc., a division of The Limited, Inc. and from 1995 to 1997 he served as Vice President -- Finance of Lane Bryant, Inc.

         DAVID E. TRINE, 41, has served as Treasurer and Corporate Controller since May 2000. He served as Vice President - Corporate Controller from May 1999 to May 2000 and Vice President - Finance and Accounting of the Company from the Spinoff until May 1999.

         There are no family relationships among the executive officers of the Company, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers. The Board of Directors may elect an executive officer or officers at any meeting of the Board of Directors. Each executive officer is elected to serve until his successor has been elected and has duly qualified. Elections of executive officers generally occur each year at the Board of Directors meeting held in conjunction with the Company's Annual Meeting of Shareholders. In addition, the Chief Executive Officer is authorized to appoint certain officers of the Company.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CPS." Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions "Market Information" and "Quarterly Stock Performance" on page 49 of the 2001 Annual Report to Shareholders (the "Annual Report"), a copy of which page is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The information included under the caption "Management's Discussion and Analysis" on pages 24 through 30 of the Annual Report, a copy of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

RISK FACTORS

                  You should carefully consider each of the following risk factors and all of the other information in this Annual Report on Form 10-K. These risks are not the only ones we face. Our business operations could also be impaired by additional risks and uncertainties that, at present, are not known to us or that, at present, we consider immaterial.

                  If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and any other securities we may issue in the future could decline significantly.

                  The risk factors below contain forward-looking statements regarding ChoicePoint. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statements Regarding Forward-Looking Statements" on page i, following the "Table of Contents."

         CUSTOMERS

                  We have few long-term agreements with our customers. Although our management believes that the quality of our products and services should permit us to maintain relationships with our customers, there can be no assurance that we will do so. Any loss of a significant number of our major customers would have a material adverse effect on our business, financial condition, and results of operations.

                  Our customers include federal, state, and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. A loss of government contract revenues also could have a material adverse effect on our business, financial condition, and results of operations.

                  The acquisition or consolidation of our customers by another company could decrease the demand for our products and services. After consolidation, these companies may reorganize management responsibilities or strategic and purchasing decisions that could adversely affect demand for our products and services. We may lose business relationships with key contacts within a customer's organization due to budget cuts, layoffs, or other changes resulting from an acquisition or consolidation. The consolidation of companies also may alter the technological infrastructure of the combined entity, and our products and services may not be compatible with the new technological system.

         ACQUISITIONS

                  Our long-term business strategy includes growth through acquisitions. While we believe we have been successful in implementing this strategy during prior years, we are not certain that we will complete future acquisitions on acceptable terms or that we will successfully integrate any acquired assets, data or businesses into our operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

                  - paying more than fair market value for an acquired company or assets;

                  - failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

                  - assuming potential liabilities arising from the products of an acquired company;

                  - managing the potential disruption of our ongoing business;

                  -        distracting management focus from our core business;

                  - impairing relationships with employees, customers, and strategic partners;

                  - incurring expenses associated with the amortization of other intangibles;

                  - incurring expenses associated with a write-off of a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits; or

                  - diluting the share value and voting power of existing shareholders.

         SUPPLIERS

                  We depend upon third-party information suppliers for information used in our databases. The loss of some of our data supply sources could have a material adverse effect on our business, financial condition, and results of operations. We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, and our operations depend upon information derived from a wide variety of automated and manual sources. We obtain data from public records, information companies, governmental authorities, competitors, and customers. Our agreements with our data suppliers are generally short-term agreements. Some of our suppliers are also our competitors, which may make us vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. We have no reason to anticipate the termination of any significant relationships with these data suppliers and believe that in most cases substitute suppliers could be arranged if any termination occurred. However, such a termination could have a material adverse effect on our business, financial condition, and results of operations if we were unable to arrange for substitute sources.

                  We currently maintain databases that contain information provided and used by insurance underwriters. We do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. If this information was withheld, our business, financial condition, and results of operations would be materially adversely affected.

                  We use social security numbers to generate certain reports. Social security numbers could become unavailable to us in the future because of changes in the law or because data suppliers decide not to supply them to us. If we cannot obtain this information in the future, we will be unable to generate reports as efficiently. Although we use names, addresses, and dates of birth to generate our reports, without the use of social security numbers, we believe that those reports would not be as complete or as accurate as the reports generated with social security numbers. We also would incur significant expense to revise the software we use to generate reports. Less complete or less accurate reports could adversely affect our business, financial condition, and results of operations.

                  We obtain the credit header data in our databases from consumer credit reporting agencies. The data consists of names, addresses, social security numbers, and dates of birth. Any of these suppliers could stop supplying this data to us or could substantially increase their prices. Withholding this data could materially adversely affect our business, financial condition, and results of operations.

         COMPETITION

                  The business and consumer marketing information industry in which we operate is highly competitive, and we expect it to remain highly competitive. In each of our markets, we compete on the basis of price, quality, customer service, product and service selection. Our competitive position in various market segments depends upon the relative strength of our competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, they may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away from us. We cannot assure you that we will be able to maintain or strengthen our competitive position in our market segments, especially against larger competitors. If we fail to successfully compete, our business, financial condition and results of operations may be adversely affected.

         GOVERNMENT REGULATION AND ADVERSE PUBLICITY

                  Because we use personal and public record information to search our databases and access the databases of others, we are vulnerable to government regulation and adverse publicity concerning these uses. We provide many types of data and services which already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Drivers' Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, motor vehicle reports, and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information. The following legal and regulatory developments could have a material adverse affect on our business, financial condition, and results of operations:

                  - amendment, enactment, or interpretation of laws and regulations which restrict the access and use of personal information and reduce the supply of data available to our customers;

                  - changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing;

                  - failure of our products and services to help our customers comply with current laws and regulations; and

                  - failure of our products and services to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

         ATTRACTING AND RETAINING QUALIFIED PERSONNEL

                  We cannot be certain that we can continue to attract and retain sufficient qualified management, technical, sales, or other personnel necessary to conduct our business successfully. The resignation, retirement, death or disability of our Chief Executive Officer or Chief Operating Officer and the inability to sufficiently replace either position could adversely affect our business.

         SYSTEM INTERRUPTIONS

                  System interruptions could delay and disrupt our products and services, cause harm to our business and reputation, and result in a loss of customers. We depend heavily upon our computer systems, most of which are located in Alpharetta, Georgia and Boca Raton, Florida, to provide reliable, uninterrupted service. Certain events beyond our control, such as fires, floods, earthquakes, hurricanes, power losses, and telecommunications failures, could damage our computer networks and temporarily or permanently interrupt services to our customers. Our systems in Boca Raton, Florida are particularly susceptible to hurricanes. These interruptions also may interfere with our suppliers' ability to provide data and our employees' ability to attend work and perform their responsibilities. We have attempted to shield our systems from interruptions and failures, and we carry property and business interruption insurance in case these events occur. However, our system safeguards and our insurance still may not adequately protect us from losses arising from system interruptions.

         SECURITY BREACHES

                  Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. We have instituted many security measures to protect our systems and to assure the marketplace that our systems are secure. However, despite such security measures, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers, or similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks. A security or privacy breach may affect us in the following ways:

                  - deterring customers from using our products and services;

                  -        harming our reputation;

                  -        exposing us to liability;

                  - increasing our operating expenses to correct problems caused by the breach; or

                  - affecting our ability to meet our customers' expectations;

                  -        causing inquiry from governmental authorities.

         ECONOMY

         The current general economic downturn could continue to result in a reduced demand for our products and services. Our revenues are dependent to a certain extent upon general economic conditions and upon conditions in the insurance industries. Certain of our revenues are derived from pre-employment screening services. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our information services caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. We cannot be certain that our future revenues, results of operations, cash flows and profitability will not fluctuate on a quarterly or annual basis or that we will be able to refinance our existing Credit Facility.

         DIRECT MARKETING

                  Our direct marketing products and services could be vulnerable to the following risks:

                  - development of other methods of sales and advertising that are more effective than direct marketing;

                  - changes in laws and regulations relating to data privacy; and

                  - increases in postal rates or disruption in the availability of postal services that could increase the cost of direct mail production and processing and reduce demand for information among our direct mail customers.

         NEW PRODUCTS, SERVICES, AND TECHNOLOGIES

                  Our growth partially depends on our ability to develop and market new products, services and technologies. We have focused on developing growth opportunities in a number of potential markets. We cannot assure you that we will be successful in developing new products, services and technologies or that they will gain market acceptance or generate significant revenue. Our initiatives are in various stages of development and may be subject to delays in implementation, customer dissatisfaction with product or service performance or other significant undetected problems. If we fail to successfully introduce new initiatives, our business, financial condition and results of operations may be adversely affected.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 2001. The information below should be read in conjunction with Note 5 of the "Notes to Consolidated Financial Statements" on pages 40 and 41 of the Annual Report, copies of which pages are included in
Exhibit 13 to this Form 10-K and are incorporated herein by reference.

         In August 1997, ChoicePoint entered into a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. As of December 31, 2001, $155 million was outstanding under the Credit Facility. The Company has entered into two interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate obligations. The interest rate swap agreement hedging the Credit Facility has a notional amount of $125 million at December 31, 2001 and 2000 and matures in August 2002. The other interest rate swap agreement hedges the synthetic lease, has a notional amount of $25 million at December 31, 2001 and 2000 and matures in August 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments and effectively change the Company's interest rate exposure to a weighted average fixed rate of 6.45%. In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during 2001.

         Based on the Company's overall interest rate exposure at December 31, 2001, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included under the captions "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 32 through 48 of the Annual Report, copies of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Upon the recommendation of the audit committee of the board of directors, the board appointed Deloitte & Touche LLP as the Company's independent public accountants for 2002. This appointment is subject to ratification by the shareholders at the Company's 2002 annual meeting scheduled for April 25, 2002. Arthur Andersen LLP served as the Company's independent accountants from the Spinoff through 2001. The Company had no disagreements with Arthur Andersen on accounting or financial disclosure issues. For additional information see the Company's Current Report on Form 8-K filed March 22, 2002.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to Directors of the Company is included in the sections entitled "Election of ChoicePoint Directors," and "Other Matters-ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company's executive officers is set forth in Part I of this report.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is included in the sections entitled "ChoicePoint Executive Compensation," "Management Compensation and Benefits Committee Report on Executive Compensation," "Election of ChoicePoint Directors," "ChoicePoint Executive Compensation-Employment Agreements and Change-in-Control Arrangements," "ChoicePoint Executive Compensation Committee Interlocks and Insider Participation," and "ChoicePoint Stock Performance Graph" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the section entitled "ChoicePoint Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the section entitled "Other Matters--Certain Relationships and Related Transactions" of the Proxy Statement for the 2002 Annual meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (a)      Index to exhibits, financial statements and schedules.

                  (1)      Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001 and 2000 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                  Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

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

         (3)      Exhibits required by Item 601 of Regulation S-K:

         The following exhibits are included in this Form 10-K:

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------

2.1            --          Purchase Agreement, by and among ChoicePoint Inc., ChoicePoint Acquisition Corporation and
                           DBT Online, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed February 15, 2000).

3.1            --          Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, File No. 333-30297).

3.2            --          Bylaws of the Company, as amended.

4.1            --          Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank,
                           Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A, filed November 5, 1997).

4.2            --          Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and
                           SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-A, filed August 17, 1999).

4.3            --          Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated
                           February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on
                           Form 8-K, filed February 15, 2000).

4.4            --          Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's
                           Registration Statement on Form S-1, as amended, File No. 333-30297).

10.1           --          Form of Employment Agreement between the Company and each of Derek V. Smith, Douglas C. Curling,
                           David T. Lee and J. Michael de Janes (incorporated by reference to Exhibit 10 of the Company's
                           Annual Report on Form 10-K for the year ended December 31, 1997).

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------
10.2           --          Employment Agreement, dated April 1, 1997, by and between DBT Online, Inc. and Frank Borman
                           (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
                           for the quarter ended June 30, 2000).

10.3           --          ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).

10.4           --          DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K, for the year ended December 31, 2000).

10.5           --          Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8, File No. 333-37498).

10.6           --          ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the
                           Company's Annual Report on Form 10-K, for the year ended December 31, 2000).

10.7           --          ChoicePoint Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.2 of the
                           Company's Registration Statement on Form S-1, as amended, File No. 333-30297).

10.8           --          Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc.
                           (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, for
                           the quarter ended June 30, 1997).

10.9           --          Tax Sharing and Indemnification Agreement, dated as of July 31, 1997, by and between Equifax Inc.
                           and ChoicePoint Inc. (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).

10.10          --          Revolving Credit Agreement, dated as of August 5, 1997, among ChoicePoint Inc., the Lenders Listed
                           Therein and Wachovia Bank, N.A. as Administrative Agent, and SunTrust Bank, Atlanta, as
                           Documentation Agent (incorporated by reference to Exhibit 10.10 of the Company's Quarterly
                           Report on Form 10-Q, for the quarter ended June 30, 1997).

10.11          --          Revolving Credit Agreement dated as of December 29, 1999 among ChoicePoint Inc., the Lenders listed therein, Wachovia Bank, N.A. as Administrative Agent, SunTrust Bank, Atlanta, as
                           Documentation Agent, and First Union National Bank, as Managing Agent (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, for the year ended December 31, 1999).


EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------

10.12          --          Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc., SunTrust Banks, Inc. and
                           SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.11(a) of the Company's
                           Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).

10.13          --          First Amendment to the Master Agreement, dated as of September 30, 1998, among ChoicePoint, Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K, for the year ended
                           December 31, 1999).

10.14                      Second Amendment to the Master Agreement, dated as of December 30, 1999, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K, for the year ended
                           December 31, 1999).

10.15          --          Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc.
                           (incorporated by reference to Exhibit 10.11(b) of the Company's Quarterly Report on Form 10-Q,
                           for the quarter ended June 30, 1997).

10.16          --          Georgia Lease Supplement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks,
                           Inc. (incorporated by reference to Exhibit 10.11(c) of the Company's Quarterly Report on Form 10-Q,
                           for the quarter ended June 30, 1997) as Agent.

10.17          --          First Amendment to the Georgia Lease Supplement, dated September 30, 1998, between ChoicePoint
                           Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.17 of the Company's
                           Annual Report on Form 10-K, for the year ended December 31, 1999).

10.18          --          Second Amendment to the Georgia Lease Supplement, dated December 30, 1999, between ChoicePoint Inc.
                           and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.18 of the Company's Annual
                           Report on Form 10-K, for the year ended December 31, 1999).

10.19          --          Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as Guarantor (incorporated by reference to Exhibit 10.11(d) of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).

10.20          --          Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and
                           ChoicePoint Inc. (incorporated by reference to Exhibit 10.11(e) of the Company's Quarterly Report
                           on Form 10-Q, for the quarter ended June 30, 1997).

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------

10.21          --          Master Agreement, dated as of August 29, 2001, among ChoicePoint Inc., as Guarantor, ChoicePoint Inc.
                           and certain subsidiaries of ChoicePoint Inc. that may hereafter become party hereto, as Lessees,
                           Atlantic Financial Group, LTD., as Lessor, Certain Financial Institutions Parties Hereto, as Lenders
                           and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.1 of the Company's
                           Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.22          --          Master Lease Agreement, dated as of August 29, 2001, between Atlantic Financial Group, LTD., as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees.
                           (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, for
                           the quarter ended September 30, 2001).

10.23          --          Guaranty Agreement from ChoicePoint Inc., dated as of August 29, 2001 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, for the quarter ended
                           September 30, 2001).

10.24          --          Construction Agency Agreement, dated as of August 29, 2001, among Atlantic Financial Group, Ltd.
                           and ChoicePoint Inc., as Construction Agent (incorporated by reference to Exhibit 10.4 of the
                           Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001).

10.25          --          Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower,
                           ChoicePoint Inc., as Initial Servicer, Three Pillars Funding Corporation, as Lender, and
                           SunTrust Equitable Securities Corporation, as Administrator (incorporated by reference to
                           Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001).

10.26          --          Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint
                           Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint
                           Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc.,
                           Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc.
                           and each other subsidiary of ChoicePoint Inc. that hereafter becomes a party hereto, as Originators, and ChoicePoint Capital Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Company's
                           Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001).

10.27          --          Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (incorporated by reference to Exhibit 10.3 of the
                           Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001).

10.28          --          Loan Agreement, dated as of August 29, 2001, among Atlantic Financial Group, Ltd., as Lessor and
                           Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent
                           (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, for
                           the quarter ended September 30, 2001).

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------
10.29          --          Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc.
                           (for certain property and building located at 1525 Windward Concourse, Alpharetta, Georgia [J.V.
                           White Technology Center]) (incorporated by reference to Exhibit 10.13 of the Company's
                           Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997).

13             --          The inside front cover and pages 24-49 of the Company's 2001 Annual Report To Shareholders.

21             --          Subsidiaries of the Company.

23.1           --          Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2           --          Consent of Deloitte & Touche LLP, Independent Public Accountants.

99.1           --          Independent Auditors' Report - Deloitte & Touche LLP.

99.2           --          Report of Independent Public Accountants on Financial Statement Schedule - Arthur Andersen LLP.

99.3           --          Letter from ChoicePoint Inc. to the Commission regarding Arthur Andersen LLP.


         Copies of the Company's Form 10-K that are furnished pursuant to the written request of the Company's shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company's Office of Corporate Secretary, specifying the exhibit or exhibits requested.

         (b) Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the fiscal quarter ending December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 27, 2002.

                                CHOICEPOINT INC.

                                By:           /s/ DEREK V. SMITH
                                   --------------------------------------------
                                                Derek V. Smith
                                   Chairman, President and Chief Executive
                                   Officer

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

                     SIGNATURE                                  TITLE                               DATE
                     ---------                                  -----                               ----



                /s/ DEREK V. SMITH                   Chairman, President, and Chief            March 27, 2002
--------------------------------------------         Executive Officer and Director
                  Derek V. Smith

                /s/ MICHAEL S. WOOD                  Chief Financial Officer                   March 25, 2002
--------------------------------------------
                  Michael S. Wood

                /s/ RON D. BARBARO                   Director                                  March 28, 2002
--------------------------------------------
                  Ron D. Barbaro

               /s/ CHARLES G. BETTY                  Director                                  March 27, 2002
--------------------------------------------
                 Charles G. Betty

              /s/ THOMAS M. COUGHLIN                 Director                                  March 26, 2002
--------------------------------------------
                Thomas M. Coughlin

              /s/ DOUGLAS C. CURLING                 Chief Operating Officer                   March 27, 2002
--------------------------------------------         and Director
                Douglas C. Curling

                /s/ JAMES M. DENNY                   Director                                  March 26, 2002
--------------------------------------------
                  James M. Denny

                /s/ BONNIE G. HILL                   Director                                  March 27, 2002
--------------------------------------------
                  Bonnie G. Hill

              /s/ KENNETH G. LANGONE                 Director                                  March 27, 2002
--------------------------------------------
                Kenneth G. Langone

                /s/ BERNARD MARCUS                   Director                                  March 28, 2002
--------------------------------------------
                  Bernard Marcus

               /s/ CHARLES I. STORY                  Director                                  March 29, 2002
--------------------------------------------
                 Charles I. Story

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          BALANCE AT    CHARGED TO COSTS   CHARGED                 BALANCE AT END
                                                         BEGINNING OF          &          TO OTHER                       OF
DESCRIPTION                                                 PERIOD         EXPENSES       ACCOUNTS    DEDUCTIONS      PERIOD
-----------                                              ------------   ----------------  --------    ----------   --------------
(In thousands)
Year ended December 31, 2001
Allowance for Doubtful Accounts .....................        5,787           3,246          507(1)      (4,906)        4,634
Merger & Exit Cost Reserves .........................        4,270           5,316        9,363(1)      (11,818)       7,131

Year ended December 31, 2000
Allowance for Doubtful Accounts .....................        4,670           2,835          492(1)      (2,210)        5,787
Merger & Exit Cost Reserves .........................        4,556          11,263        1,224(1)      (12,773)       4,270

Year ended December 31, 1999
Allowance for Doubtful Accounts .....................        3,685           1,056          388(1)        (459)        4,670
Merger & Exit Cost Reserves .........................        6,997           3,748           --         (6,189)        4,556

-----------------

(1)      Represents allowances established in connection with acquisitions.