Form 10-Q
period 2002-03-31
CHOICEPOINT INC
filed 2002-05-14
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    MARCH 31, 2002
                                       ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   -------------------    ----------------------

                         Commission File Number: 1-13069


                                CHOICEPOINT INC.
 ------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 30, 2002
----------------------------                       -----------------------------
Common Stock, $.10 Par Value                                 63,935,727

                                CHOICEPOINT INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
                                      INDEX


                                                                                     Page No.

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income (unaudited) -
Three Months Ended March 31, 2002 and 2001..........................................     3

Consolidated Balance Sheets (unaudited) -
     March 31, 2002 and December 31, 2001 ..........................................     4

Consolidated Statement of Shareholders' Equity  (unaudited)-
     Three months Ended March 31, 2002 .............................................     5

Consolidated Statements of Cash Flows (unaudited) -
     Three months Ended March 31, 2002 and 2001.....................................     6

Notes to Consolidated Financial Statements .........................................     7

Item 2.  Management's Discussion and Analysis
     of Results of Operations and Financial Condition ..............................    13

Item 3. Quantitative and Qualitative Disclosures about Market Risk .................    18

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................    19

Item 2. Changes in Securities and Use of Proceeds ..................................    19

Item 3. Defaults Upon Senior Securities ............................................    19

Item 4. Submission of Matters to a Vote of Security Holders.........................    19

Item 5. Other Information...........................................................    19

Item 6. Exhibits and Reports on Form 8-K............................................    19

Signatures..........................................................................    20

Exhibit Index.......................................................................    21

                                CHOICEPOINT INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended
                                                       March 31,
(In thousands, except per share data)            2002            2001
===============================================================================
Revenue                                        $173,657        $155,681
Costs and expenses:
   Cost of services                              95,379          91,280
   Selling, general and administrative           31,489          30,956
   Merger-related costs & unusual items              --          18,009
                                               --------        --------
      Total costs and expenses                  126,868         140,245

Operating income                                 46,789          15,436
Interest expense, net                             2,286           2,555
                                               --------        --------

Income before income taxes                       44,503          12,881
Provision for income taxes                       17,089           5,668
                                               --------        --------
Net income                                     $ 27,414        $  7,213
                                               ========        ========

Earnings per share (Notes 5 & 6)
   Basic earnings per share                    $   0.44        $   0.12
   Weighted average shares - basic               62,948          61,208

   Diluted earnings per share                  $   0.41        $   0.11
   Weighted average shares - diluted             66,727          64,698

Pro forma earnings per share, adjusted for announced stock split (Note 6)
   Basic earnings per share                    $   0.33        $   0.09
   Weighted average shares - basic               83,931          81,611

   Diluted earnings per share                 $    0.31        $   0.08
   Weighted average shares - diluted             88,969          86,264


 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands, except par values)                                           March 31, 2002        December 31, 2001
===================================================================================================================
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                $       28,588         $       53,033
   Accounts receivable, net of allowance for doubtful accounts
      of $5,518 in 2002 and $4,634 in 2001                                         141,683                128,307
   Deferred income tax assets                                                        7,333                  7,266
   Other current assets                                                             20,841                 24,064
                                                                            --------------         --------------
      Total current assets                                                         198,445                212,670

Property and equipment, net                                                         64,121                 64,929
Goodwill                                                                           464,566                450,912
Deferred income tax assets                                                          10,700                  9,183
Other                                                                              100,943                 94,698
                                                                            --------------         --------------
      Total Assets                                                          $      838,775         $      832,392
                                                                            ==============         ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current maturities of long-term debt                 $        1,067         $      156,426
   Accounts payable                                                                 34,597                 34,251
   Accrued salaries and bonuses                                                     19,939                 33,697
   Other current liabilities                                                        68,712                 60,315
                                                                            --------------         --------------
      Total current liabilities                                                    124,315                284,689

Long-term debt, less current maturities                                            127,268                  2,390
Postretirement benefit obligations                                                  44,105                 43,976
Other long-term liabilities                                                         15,364                 16,516
                                                                            --------------         --------------
      Total liabilities                                                            311,052                347,571
                                                                            --------------         --------------

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                                      --                     --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued - 63,920 in 2002 and 63,371 in 2001                                     6,392                  6,337
   Paid-in capital                                                                 314,948                299,725
   Retained earnings                                                               225,374                197,960
   Cumulative other comprehensive loss, net                                         (2,567)                (3,635)
   Treasury stock, at cost, 812 shares in 2002 and 794 shares
     in 2001                                                                       (16,424)               (15,566)
                                                                            --------------         --------------
      Total shareholders' equity                                                   527,723                484,821
                                                                            --------------         --------------
      Total Liabilities and Shareholders' Equity                            $      838,775         $      832,392
                                                                            ==============         ==============

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                           Cumulative Other
                                       Comprehensive    Common        Paid-in     Retained  Comprehensive    Treasury
(In thousands)                             Income        Stock        Capital     Earnings   Loss, net         Stock       Total
                                       -------------    --------      --------    -------- ----------------  --------    ----------
Balance, December 31, 2001                              $  6,337      $299,725    $197,960    $ (3,635)      $(15,566)   $  484,821

Net Income                                $ 27,414            --            --      27,414          --             --        27,414
Unrealized derivative gain on
cash flow hedges (net of taxes
of $712)                                     1,068            --            --          --       1,068             --         1,068
                                          --------
Comprehensive income                      $ 28,482
                                          ========
Restricted stock plans, net                                    3           575          --          --             --           578
Common stock redeemed                                         --            --          --          --           (858)         (858)
Stock options exercised                                       52         9,793          --          --             --         9,845
Tax benefit of stock options exercised                        --         4,855          --          --             --         4,855
                                                        --------      --------    --------    --------       --------    ----------
Balance, March 31, 2002                                 $  6,392      $314,948    $225,374    $ (2,567)      $(16,424)   $  527,723
                                                        ========      ========    ========    ========       ========    ==========

  The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
(In thousands)                                                       2002               2001
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                     $   27,414         $    7,213
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation and amortization                                     10,807             14,120
    Merger-related costs and unusual items                                --             18,009
    Compensation recognized under employee stock plans                   578                422
    Tax benefit of stock options exercised                             4,855              4,080
    Changes in assets and liabilities,
      excluding effects of acquisitions:
       Accounts receivable, net                                      (13,376)           (17,515)
       Deferred income taxes                                          (2,296)               280
       Other current assets                                            1,552             (1,147)
       Current liabilities, excluding debt                            (6,082)           (27,066)
       Other long-term liabilities, excluding debt                       757                (10)
                                                                  ----------         ----------

   Net cash provided (used) by operating activities                   24,209             (1,614)

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                 (15,000)           (29,494)
  Additions to property and equipment, net                            (4,225)            (2,733)
  Additions to other assets, net                                      (7,935)            (9,625)
                                                                  ----------         ----------

  Net cash used by investing activities                              (27,160)           (41,852)

Cash flows from financing activities:
   Payments on Credit Facility                                       (30,000)                --
   Net other debt                                                       (481)             2,865
   Redemption of common stock                                           (858)                --
   Proceeds from exercise of stock options                             9,845              6,781
                                                                  ----------         ----------
  Net cash (used) provided by financing activities                   (21,494)             9,646
                                                                  ----------         ----------

Effect of foreign currency exchange rates on cash                         --               (110)
                                                                  ----------         ----------
Net decrease in cash and cash equivalents                            (24,445)           (33,930)
Cash and cash equivalents, beginning of period                        53,033             44,909
                                                                  ----------         ----------
Cash and cash equivalents, end of period                          $   28,588         $   10,979
                                                                  ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)




1.       ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is the leading provider of identification and credential verification services, which transform data into Actionable Intelligence(TM). ChoicePoint is committed to the responsible use of information and the protection of personal privacy as fundamental planks of the Company's business model. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services.

         The Insurance Services group provides information products and services used in the underwriting and claims processes by property and casualty insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market. Prior to the divestitures in August 2001 and February 2002 (see Note 11), ChoicePoint also provided laboratory testing services and related technology solutions to the life and health insurance market.

         The Business & Government Services group provides information products and services and direct marketing to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, database marketing services and people and shareholder locator information searches.

2.       BASIS OF PRESENTATION

ChoicePoint Inc. was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff on August 8, 1997 (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax.

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

On May 16, 2000, ChoicePoint completed a merger with DBT Online, Inc. ("DBT"). During the first quarter of 2001, the Company recorded merger-related costs and unusual items of $18.0 million primarily related to the integration of the Company's and DBT's public records platforms and sales and marketing departments. The categories of costs incurred and the accrued balances at March 31, 2002 are summarized below:

                                      Remaining         March 31,
 (In thousands)                       Accrual at          2001
                                    March 31, 2002       Expense
                                    --------------      ----------
Personnel-related costs                 $    --          $ 1,832
Other merger integration costs              247            2,433
Asset impairments                            --           12,693
Non-merger severance                        198              982
Other one-time charges                       55               69
                                        -------          -------
                                        $   500          $18,009
                                        =======          =======

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

4.       REVENUE AND EXPENSE RECOGNITION

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenues for the majority of information products and services is generally billed on a transactional basis determined by customer usage with some fixed elements. Direct marketing revenues are generally recognized when projects are completed and delivered and are billed in accordance with contractual terms. Revenues from software license and maintenance agreements are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Motor vehicle records registry revenue (the fee charged by states for motor vehicle records), material, shipping and postage charges in the Company's direct marketing business and other costs that are passed on by ChoicePoint to its customers ("pass-through revenue") are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the three months ended March 31, pass-through revenue was $125.3 million in 2002 and $109.2 million in 2001.

5.       EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share ("EPS") calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options.

6.       STOCK SPLIT

On April 25, 2002, ChoicePoint announced a four-for-three stock split in the form of a stock dividend effective June 6, 2002 for shareholders of record as of May 16, 2002.

7.       DEBT AND OTHER FINANCING

ChoicePoint has a $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks that bears interest at variable rates based on LIBOR plus an applicable margin as determined by certain debt covenants. Total borrowings under the Credit Facility were $125 million at March 31, 2002. Subsequent to March 31, 2002, the Company has replaced the Credit Facility with a new revolving credit facility which provides for borrowings up to $325 million (the "New Credit Facility"). The New Credit Facility extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. In addition, there was $3.3 million of other long-term debt outstanding at March 31, 2002. There were no short-term borrowings at March 31, 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company's headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the expansion of its headquarters facilities which will be constructed in 2002. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. The Financial Standards Accounting Board is currently working on a new standard that might change current generally accepted accounting principles in the United States to require the Company to consolidate the synthetic leases. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company was required to change its accounting for the synthetic leases based on a new accounting principle, total assets and debt would have increased by $28 million at March 31, 2002 and the Company would have recorded additional depreciation expense of approximately $200,000 related to the completed facility in the first quarter of 2002.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis and, without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during the period ended March 31, 2002.


8.       DERIVATIVE FINANCIAL INSTRUMENTS

ChoicePoint has entered into two interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate long-term obligations. The interest rate swap agreement hedging the Company's floating rate long-term obligations has a notional amount of $125 million at March 31, 2002 and December 31, 2001, and matures in August 2002. The other interest rate swap agreement has a notional amount of $25 million, hedges the synthetic lease agreement entered into in 1997 for the Company's headquarters building, and matures in August 2007 when the lease expires.

Effective January 1, 2001, ChoicePoint adopted Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint's rights or obligations under the applicable derivative contract. ChoicePoint's derivative instruments include the Swap Agreements which have been designated as cash flow hedges to hedge the variability of cash flows to be paid related to the Company's floating rate long-term obligations and the 1997 synthetic lease agreement and, as such, the effective portions of changes in fair value are reported in cumulative other comprehensive loss ("OCL") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of January 1, 2001, resulted in a charge to OCL of $2.8 million, net of taxes. As of March 31, 2002, the cumulative change in OCL related to these derivatives is $2.6 million, net of taxes. The fair value of the interest rate swap agreements, estimated by the bank based on its internal valuation models, was a liability of $4.3 million at March 31, 2002. For the three months ended March 31, 2002, there was no ineffectiveness related to these cash flow hedges.

9.       STOCK OPTIONS

During the first three months of 2002, stock options to purchase approximately
1.3 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. Exercise prices of these options are equal to the fair market value on the date of grant.

10.      COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                              ------------------------
                                                2002             2001
                                              -------          -------
Net income                                    $27,414          $ 7,213
Translation adjustments                            --             (110)
Unrealized derivative gain (loss) on
  cash flow hedges (net of taxes)               1,068           (2,779)
                                              -------          -------
    Comprehensive income                      $28,482          $ 4,324
                                              =======          =======

11.      ACQUISITIONS & DIVESTITURES

In January 2002, the Company acquired the insurance market on-line consumer credit reporting, marketing and pre-screen list extract services business of Experian Information Solutions, Inc., based in Chicago, Illinois. The results of its operations from the date of acquisition are included in the Consolidated Statements of Income. The total purchase price of the acquisition, which was accounted for using the purchase method, was approximately $15.0 million. Goodwill of $12.5 million was allocated to Business & Government Services. The allocation of purchase price to the assets and liabilities of certain acquisitions is preliminary and subject to change based on the resolutions of pre-acquisition contingencies. As of March 31, 2002, ChoicePoint has approximately $4.3 million accrued for transaction-related costs including lease terminations and personnel-related costs related to this and prior acquisitions.

In August 2001 and February 2002, the Company sold its two components of the laboratory services business. The results of this business historically have been included in the Insurance Services business segment. Operating segment results have been restated for all periods to reflect the sale of this line of business (see Note 13 to the Consolidated Financial Statements). There was no material gain or loss on the sale of the operating unit sold in February 2002.

Subsequent to March 31, 2002, the Company acquired Total eData Corporation, an e-mail database company based in Little Rock, Arkansas. This transaction is not material to the Consolidated Financial Statements of the Company.

12.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") effective July 1, 2001 and SFAS No. 142, effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001 on December

31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is no longer amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by ChoicePoint on January 1, 2002. As a result of the adoption of these accounting standards certain intangibles were subsumed into goodwill and amortization of these assets and goodwill was discontinued effective January 1, 2002. The impact of intangible asset amortization that would not have been amortized pursuant to SFAS No. 142 during the three months ended March 31, 2001 on net income and a diluted earnings per share basis was as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    ------------------------------
(In thousands, except per share data)                  2002                2001
                                                    ----------          ----------
Reported net income                                 $   27,414          $    7,213
Goodwill and other acquisition intangibles
amortization, net of taxes                                  --               3,152
                                                    ----------          ----------
Adjusted net income                                 $   27,414          $   10,365
                                                    ==========          ==========

Basic earnings per share                            $     0.44          $     0.12
Goodwill amortization                                       --                0.05
                                                    ----------          ----------
Adjusted basic earnings per share                   $     0.44          $     0.17
                                                    ==========          ==========
   Weighted average shares - basic
                                                        62,948              61,208

Diluted earnings per share                          $     0.41          $     0.11
Goodwill amortization                                       --                0.05
                                                    ----------          ----------
Adjusted diluted earnings per share                 $     0.41          $     0.16
                                                    ==========          ==========
   Weighted average shares - diluted
                                                        66,727              64,698

In accordance with SFAS No. 142, the Company will complete its initial goodwill impairment tests by June 30, 2002 and will record any impairment loss as a cumulative change in accounting principle in accordance with SFAS No. 142 retroactive to January 1, 2002. The Company expects that this analysis could result in a goodwill impairment of not more than 10% of the Company's goodwill as of March 31, 2002.

13.      SEGMENT DISCLOSURES

ChoicePoint operates primarily in two reportable segments: Insurance Services ("Insurance") and Business & Government Services ("B&G"). See Note 1 for a description of each segment. Revenues and operating income for the three months ended March 31, 2002 and 2001 for the two segments, laser technology patents held by the Company ("Royalty") and the divested and discontinued lines were as follows:

                                         Three months ended
                                           March 31, 2002             Three months ended March 31, 2001
                                       ----------------------       --------------------------------------
                                                                                 Pro forma
                                                    Operating                    Operating       Operating
                                                      Income                       Income         Income
(In thousands)                          Revenue       (Loss)        Revenue      (Loss) (a)       (Loss)
                                       --------      --------       --------      --------       --------
Insurance                              $ 79,155      $ 37,591       $ 66,615      $ 29,070       $ 28,706
B&G                                      92,833        19,925         78,507        18,713         15,111
Royalty                                   1,597           997          1,657         1,051          1,051
Divested & Discontinued (b)                  72          (206)         8,902          (279)          (580)
Corporate and Shared Expenses (c)            --       (11,518)            --       (10,843)       (10,843)
Merger-related Costs and
   Unusual Items (Note 2)                    --            --             --       (18,009)       (18,009)
                                       --------      --------       --------      --------       --------
Total                                  $173,657      $ 46,789       $155,681      $ 19,703       $ 15,436
                                       ========      ========       ========      ========       ========


                                                                               Divested &      Unallocated &
(In thousands)                           Insurance       B&G        Royalty   Discontinued        Other (d)     Total
-----------------------------------------------------------------------------------------------------------------------
ASSETS
March 31, 2002                           $166,151      $606,116      $6,085      $   --           $60,423      $838,775
December 31, 2001                         156,673       583,807       5,902       1,860            84,150       832,392
-----------------------------------------------------------------------------------------------------------------------

GOODWILL
March 31, 2002                           $ 35,258      $429,308      $   --      $   --           $    --      $464,566
December 31, 2001 (net)                    35,220       415,692          --          --                --       450,912
-----------------------------------------------------------------------------------------------------------------------

DEPRECIATION & AMORTIZATION
Three Months Ended:
March 31, 2002                           $  2,037      $  7,377      $  424      $   11           $   958      $ 10,807
March 31, 2001                              2,308         9,318         425       1,196               873        14,120
March 31, 2001 - Pro forma(a)               1,944         5,716         425         895               873         9,853
-----------------------------------------------------------------------------------------------------------------------

(a) Pro forma represents operating results and depreciation and amortization, as applicable, as if SFAS No. 142 was effective January 1, 2001.

(b) Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001 and February 2002.

(c) Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both segments.

(d) Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION
ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is the leading provider of identification and credential verification services, which transform data into Actionable Intelligence. ChoicePoint is committed to the responsible use of information and the protection of personal privacy as fundamental planks of the Company's business model. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services. See Note 1 to the Consolidated Financial Statements for a description of each market.

On April 25, 2002, ChoicePoint announced a four-for-three stock split in the form of a stock dividend effective June 6, 2002 for shareholders of record as of May 16, 2002. On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Unless otherwise stated, share and per share data for all periods presented have been adjusted to reflect the March 7, 2001 stock split. Share and per share data have not been adjusted for the stock split announced April 25, 2002 which will be effective June 6, 2002.

RESULTS OF OPERATIONS
REVENUE
The Company's total revenue for the first quarter of 2002 was $173.7 million, an increase of 12% over the first quarter of 2001. Consolidated internal revenue growth, which excludes the effect of revenue from purchased acquisitions and divestitures, was approximately 7% for the first quarter of 2002. Our revenue growth was driven primarily from continued strong unit performances in all of the Insurance Services' product lines and the acquisitions in Business & Government Services.

SEGMENT REVENUE
Insurance Services' major offerings include claims history data, motor vehicle records, credit information and modeling services to the personal lines property and casualty market; and customized policy rating and issuance software and property inspections and audits to the commercial insurance market. In August 2001 and February 2002, the Company sold its two components of the laboratory services business. The results of this business historically have been included in the Insurance Services business segment. Operating segment results discussed below have been restated for all periods to reflect the sale of this line of business (see Notes 11 and 13 to the Consolidated Financial Statements).

In the first quarter of 2002, Insurance Services revenue was $79.2 million, up 19%, or $12.6 million, from $66.6 million in 2001. This growth was driven by strong unit performance across all businesses led by increases in CLUE(R) Property, NCF(TM) - National Credit File and CLUE Auto volumes.

During the three months ended March 31, 2001, the Company acquired Insurity Solutions Inc. Excluding this acquisition and the dispositions discussed above, internal revenue growth in Insurance Services was 18% from the three months ended March 31, 2001 to the three months ended March 31, 2002.

Business & Government Services' major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, database marketing services and people and shareholder locator information services.

Business & Government Services' revenue for the first quarter of 2002 increased $14.3 million, or 18%, to $92.8 million from $78.5 million in the first quarter of 2001. This growth was driven primarily by the integration of recent acquisitions in workplace solutions and direct marketing and improved performance in our marketing fulfillment operations, offset by slower growth in public records and existing workplace solutions businesses due to economic conditions. During the first three months of 2002, the Company acquired the insurance market on-line consumer credit reporting, marketing and pre-screen list extract services business of Experian Information Solutions, Inc., and in 2001, the pre-employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for Fortune 500 clients, BTi Employee Screening Services, Inc., ABI Consulting, Inc., The Bode Technology Group, Inc., and certain assets of National Medical Review Offices, Inc. Excluding acquisitions, internal revenue for Business & Government Services declined 2% for the first quarter of 2002 primarily as a result of unit decreases in workplace solutions and public records.

First quarter royalty revenue from laser technology patents held by the Company decreased slightly from $1.7 million in 2001 to $1.6 million in 2002. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Divested and discontinued product lines include the operating results from the two components of the laboratory services business sold in August 2001 and February 2002 (see Note 11 to the Consolidated Financial Statements).

MERGER-RELATED COSTS AND UNUSUAL ITEMS
Merger-related costs and unusual items of $18.0 million in the first quarter of 2001 primarily related to the DBT merger in May 2000 and related integration of the Company's two public records businesses in connection with this merger, the plan for which was finalized in the first quarter of 2001. Merger-related costs and unusual items include asset impairments, stay bonuses, severance and termination benefits, and duplicate data and lease exit costs (See Note 2 to the Consolidated Financial Statements).

OPERATING INCOME
The Company's operating income was $46.8 million or 26.9% as a percent of revenue in the first quarter of 2002, up from $33.4 million, excluding merger-related costs and unusual items, in the first quarter of the prior year. Including the $18.0 million merger-related costs and unusual items in the first quarter of 2001, operating income was $15.4 million. Included in the first quarter 2001 operating income, reported as cost of services in the Consolidated Statements of Income, was $4.3 million of goodwill amortization. Excluding this goodwill amortization as if SFAS No. 142 had been adopted January 1, 2001 ("pro forma"), operating income for the first quarter of 2001 excluding merger-related costs and unusual items was $37.7 million, or 24.2% of revenue. The improvement in operating margins from pro forma 2001 to 2002 was primarily as a result of the revenue growth in Insurance Services discussed above, cost synergies realized in the integration of the Company's acquisitions and our continued focus on improving cost efficiencies.

SEGMENT OPERATING INCOME
Insurance Services had first quarter 2002 operating income of $37.6 million, resulting in an operating margin of 47.5%, compared with 43.1% in the first quarter of 2001. Excluding goodwill amortization, first quarter pro forma operating margins were 43.6% in 2001. The margin increase from pro forma 2001 is primarily a result of the revenue growth discussed above and continued focus on improving cost efficiencies.

Business & Government Services had first quarter 2002 operating income of $19.9 million, resulting in an operating margin of 21.5% compared with 19.2% in the first quarter of 2001. Excluding goodwill amortization, first quarter pro forma operating margins were 23.8% in 2001. The margin decrease from pro forma 2001 is primarily due to revenue pressures in our workplace solutions business and the lower than average margins of 2001 acquisitions.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both Insurance Services and Business & Government Services. Corporate and shared expenses were $11.5 million for the first quarter of 2002, up from $10.8 million in 2001. The increase in corporate and shared expenses is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional resources to support the growth of the Company.

INTEREST EXPENSE, NET
Interest expense, net was $2.3 million for the first quarter of 2002 down from $2.6 million in 2001 due to slightly lower average debt outstanding and lower interest rates.

INCOME TAXES
ChoicePoint's overall effective tax rate was 38.4% for the first quarter of 2002 and 39.7% (44.0% including merger-related costs and unusual items) for the three months ended March 31, 2001. Excluding goodwill amortization and merger-related costs and unusual items, our effective tax rate for the first three months of 2001 was 38.0%.

FINANCIAL CONDITION AND LIQUIDITY, INCLUDING OFF-BALANCE SHEET ITEMS

The Company's sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company's short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses), and long-term debt. ChoicePoint has a $250.0 million unsecured revolving credit facility (the "Credit Facility") with a group of banks (see Note 7 to the Consolidated Financial Statements). Borrowings under the Credit Facility were $125.0 million at March 31, 2002, and $155.0 million at December 31, 2001. The Company entered into a new credit facility in May 2002 which provides for borrowings up to $325 million (the "New Credit Facility") to replace the current Credit Facility that was scheduled to mature in August 2002. The New Credit Facility extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin.

In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby the Company may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility is an off-balance sheet financial instrument which permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during 2001 or the first quarter of 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company's headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the expansion of its headquarters facilities which will be constructed in 2002. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the property, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. The Financial Standards Accounting Board is currently working on a new standard that might change current generally accepted accounting principles in the United States to require the Company to consolidate the synthetic leases. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company was required to change its accounting for the synthetic leases based on a new accounting principle, our assets and debt would have increased by $28 million at March 31, 2002 and the Company would have recorded additional depreciation expense of approximately $200,000 in the first quarter of 2002.

Contractual obligations and the related future payments at March 31, 2002 are as follow:

                                                       Payments Due by Period
 (In thousands)                     Total          2002           2003           2004        Thereafter
--------------------------------------------------------------------------------------------------------
Debt                              $127,225        $   125        $   130        $   140        $126,830
Capital Lease Obligations            1,110            829            281             --              --
Operating Leases and Other
    Commitments                     76,930         12,231         16,192         14,392          34,115
-------------------------------------------------------------------------------------------------------
Total Contractual Cash
    Obligations                   $205,265        $13,185        $16,603        $14,532        $160,945
=======================================================================================================

Derivative financial instruments at March 31, 2002 and December 31, 2001 consist of two interest rate swap agreements (see Note 8 to the Consolidated Financial Statements) entered into to limit the effect of changes in interest rates on the Company's floating rate long-term obligations and 1997 synthetic lease agreement. At March 31, 2002, the total notional amount under these swap agreements was $150 million and the Company paid a weighted average fixed rate of 6.0% during the first quarter of 2002. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the interest rate swap agreements, estimated by the bank based on its internal valuation models, was a liability of $4.3 million at March 31, 2002 and is accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

We believe that our existing cash balance, available debt, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, any material variance of our operating results from our projections or the investments in or acquisitions of businesses, products, or technologies could require us to obtain additional equity or debt financing.

Cash and cash equivalents totaled $28.6 million as of March 31, 2002. Cash provided by operations was $24.2 million for the first three months of 2002 compared to cash used by operating activities of $1.6 million for the first three months of 2001. The increase in cash provided by operations was primarily attributable to increased net income and working capital as compared to March 31, 2001. During the first three months of 2002, ChoicePoint continued to invest in future growth. Cash used by investing activities was $27.2 million, consisting of $15.0 million for acquisitions, $4.2 million for property and equipment and $7.9 million for other asset additions, primarily purchased data files and internally developed and externally purchased software. In the first three months of 2001, cash used by investing activities was $41.9 million, including $29.5 million for acquisitions, $2.7 million for additions to property and equipment and $9.6 million for additions to other assets. Excluding the headquarters facility expansion discussed above, the Company anticipates full-year capital expenditures to be in the range of $50 million to $60 million for 2002, which will be used primarily for the development of a new public records technology platform, new product development, system upgrades, and other assets, including purchased data files and internally developed and externally purchased software. Cash used by financing activities of $21.5 million in the first three months of 2002 included $30.0 million of payments on the Credit Facility offset by $9.8 million of proceeds from the exercise of stock options. Cash provided by financing activities of $9.6 million in the first three months of 2001 included $6.8 million of proceeds from the exercise of stock options and $2.8 million of net borrowings of other debt.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding merger-related costs and unusual items in 2001, increased $10.0 million in the first quarter of 2002, or 21%, from the first quarter of 2001, to $57.6 million. EBITDA margins increased from 30.6% for the first quarter of 2001 to 33.2% for the first quarter of 2002 due to ChoicePoint's strong operating performance. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

Economic Value Added ("EVA") measures the value created in excess of the cost of capital used to run the business. The Company uses EVA as a performance measure to make operational, capital and compensation decisions. EVA increased $2.6 million in the first quarter of 2002 due primarily to strong operating results and capital management.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") effective July 1, 2001 and SFAS No. 142, effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is no longer amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by ChoicePoint on January 1, 2002. As a result of the adoption of these accounting standards certain of our intangibles were subsumed into goodwill and amortization of these assets and goodwill was discontinued effective January 1, 2002. The impact of intangible asset amortization that would not have been amortized pursuant to SFAS No. 142 during the three months ended March 31, 2001 on a diluted earnings per share basis was $0.05.

In accordance with SFAS No. 142, the Company will complete its initial goodwill impairment tests by June 30, 2002 and will record any impairment loss as a cumulative change in accounting principle in accordance with SFAS No. 142 retroactive to January 1, 2002. The Company expects that this analysis could result in a goodwill impairment of not more than 10% of the Company's goodwill as of March 31, 2002.

CRITICAL ACCOUNTING POLICIES
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 3 to the Consolidated Financial Statements). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Purchase price allocation: Over its history, the Company's growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations as well as third-party appraisals in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could produce different financial results.

Intangible assets: On January 1, 2002, ChoicePoint adopted SFAS No. 142 and is required to assess its intangible assets for impairment during the six months ending June 30, 2002 and on at least an annual basis thereafter. The Company's intangible assets are primarily made up of goodwill, software, customer relationships, data files and noncompete agreements related to acquisitions. In assessing the recoverability of ChoicePoint's intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, ChoicePoint may be required to record impairment charges for these assets.

Impairment and other exit activities: As discussed in Note 11 to the Consolidated Financial Statements, in connection with selling and integrating certain business operations, the Company has incurred certain exit costs, generally for the accrual of remaining leasehold obligations, data contract obligations and targeted terminated employee separation costs, and asset impairment charges for data and software assets that will no longer be used. Inherent in the accruals for exit costs and the assumptions used in impairment analyses are certain significant management judgments and estimates. The Company periodically reviews and reevaluates the assumptions used for the accrual of exit costs and adjusts the accrual as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company periodically evaluates the recoverability of capitalized costs or as changes in circumstance suggest a possible impairment may exist. Primarily in connection with the DBT Merger and integration of the Company's public records businesses, capitalized software costs were written down by $2.7 million in 2001. No capitalized software costs were written down in first quarter of 2002. Amortization of capitalized software costs amounted to $2.0 million and $1.5 million for the three months ended March 31, 2002 and 2001.

FORWARD-LOOKING STATEMENTS
Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result," "are expected to," "we anticipate," "we estimate," "we project," or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company's services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on the Company's business, specifically the public records market and privacy matters affecting the Company, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisitions, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Additional information concerning these risks and uncertainties is contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of March 31, 2002. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

As of March 31, 2002, $125 million was outstanding under the Credit Facility. The Company has also entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate long-term obligations. The Swap Agreement had a notional amount of $125 million at March 31, 2002 and matures in August 2002. The Swap Agreement involves the exchange of variable rate for fixed rate payments and effectively changes the Company's interest rate exposure to a weighted average fixed rate of approximately 6.0%.

Based on the Company's overall interest rate exposure at March 31, 2002, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company. As noted above, as of March 2002, $125 million is outstanding under the Credit Facility, all of which is hedged with interest rate swaps. A one percent change in interest rates would not result in any change in annual interest expense based on this level of borrowing.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 25, 2002, ChoicePoint announced a four-for-three stock split in the form of a stock dividend effective June 6, 2002 for shareholders of record as of May 16, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Revolving Credit Agreement, dated as of May 10, 2002, among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, U.S. Bank National Association and BNP Paribas, as Documentation Agents, and First Union Securities, Inc. (d/b/a Wachovia Securities) and SunTrust Capital Markets, Inc., as Co-Lead Arrangers.


(b)      Reports on Form 8-K

         As previously disclosed in the Annual Report on Form 10-K filed on March 29, 2002, on March 22, 2002, the Company filed a Current Report on Form 8-K, reporting the change in registrant's certifying accountant from Arthur Andersen LLP to Deloitte & Touche LLP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CHOICEPOINT INC.
                                     ------------------
                                     (Registrant)


May 13, 2001                             /s/ Derek V. Smith
----------------------------         --------------------------------
        Date                         Derek V. Smith, Chairman and
                                          Chief Executive Officer



May 13, 2001                             /s/ David E. Trine
----------------------------         --------------------------------
         Date                        David E. Trine, Treasurer and
                                        Corporate Controller

                                  EXHIBIT INDEX

Exhibit  Description of Exhibit

10.1 Revolving Credit Agreement, dated as of May 10, 2002, among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, U.S. Bank National Association and BNP Paribas, as Documentation Agents, and First Union Securities, Inc. (d/b/a Wachovia Securities) and SunTrust Capital Markets, Inc., as Co-Lead Arrangers.