Form 10-Q
period 2002-06-30
CHOICEPOINT INC
filed 2002-08-14
CIK 1040596

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                -------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the transition period _______ from to _______

                         Commission File Number: 1-13069

                                CHOICEPOINT INC.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                58-2309650
--------------------------------------- ----------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

1000 Alderman Drive,  Alpharetta, Georgia                  30005
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 (770) 752-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at July 31, 2002
           -----                     ----------------------------
Common Stock, $.10 Par Value                  85,624,910

                                CHOICEPOINT INC.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
                                      INDEX

Part I.  FINANCIAL INFORMATION                                                    Page No.
------------------------------                                                    --------
Item 1. Financial Statements

Consolidated Statements of Income (unaudited) -
        Three Months Ended June 30, 2002 and 2001
        and Six Months Ended June 30, 2002 and 2001 ............................      3

Consolidated Balance Sheets (unaudited) -
        June 30, 2002 and December 31, 2001 ....................................      4

Consolidated Statement of Shareholders' Equity  (unaudited)-
        Six Months Ended June 30, 2002 .........................................      5

Consolidated Statements of Cash Flows (unaudited) -
        Six Months Ended June 30, 2002 and 2001 ................................      6

Notes to Consolidated Financial Statements .....................................      7

Item 2.  Management's Discussion and Analysis
        of Results of Operations and Financial Condition .......................     15

Item 3. Quantitative and Qualitative Disclosures about Market Risk .............     21

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings ......................................................     22

Item 2. Changes in Securities and Use of Proceeds ..............................     22

Item 3. Defaults Upon Senior Securities ........................................     22

Item 4. Submission of Matters to a Vote of Security Holders ....................     22

Item 5. Other Information ......................................................     22

Item 6. Exhibits and Reports on Form 8-K .......................................     23

Signatures .....................................................................     24

Exhibit Index ..................................................................     25

                                CHOICEPOINT INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
(In thousands, except per share data)                                  2002        2001        2002          2001
===================================================================================================================
Revenue                                                              $187,834    $162,806    $ 361,491     $318,487
Reimbursable expenses (Note 4)                                          9,923       8,139       19,942       17,089
                                                                     --------    --------    ---------     --------
  Total revenue                                                       197,757     170,945      381,433      335,576
                                                                     --------    --------    ---------     --------
Costs and expenses:
   Cost of services                                                   100,611      93,849      195,990      185,129
   Reimbursable expenses                                                9,923       8,139       19,942       17,089
   Selling, general and administrative                                 38,324      33,376       69,813       64,332
   Merger-related costs & unusual items                                 7,384        --          7,384       18,009
                                                                     --------    --------    ---------     --------
      Total costs and expenses                                        156,242     135,364      293,129      284,559

Operating income                                                       41,515      35,581       88,304       51,017
Interest expense, net                                                   2,369       2,544        4,655        5,099
                                                                     --------    --------    ---------     --------

Income before income taxes                                             39,146      33,037       83,649       45,918
Provision for income taxes                                             15,033      13,116       32,122       18,784
                                                                     --------    --------    ---------     --------
Income before cumulative effect of change in accounting
     principle                                                         24,113      19,921       51,527       27,134
Cumulative effect of change in accounting principle, net
    of tax  (Note 12)                                                      --          --       24,416           --
                                                                     --------    --------    ---------     --------
Net income                                                           $ 24,113    $ 19,921    $  27,111     $ 27,134
                                                                     ========    ========    =========     ========

Earnings per share (Notes 5 & 6)
Basic:
     Before cumulative effect of change in accounting                $   0.29    $   0.24    $    0.61     $   0.33
     Cumulative effect of accounting change, net                         --          --          (0.29)        --
                                                                     --------    --------    ---------     --------
     Net income                                                      $   0.29    $   0.24    $    0.32     $   0.33
                                                                     ========    ========    =========     ========
         Weighted average shares - basic                               84,468      82,053       84,201       81,833

Diluted:
     Before cumulative effect of change in accounting                $   0.27    $   0.23    $    0.58     $   0.31
     Cumulative effect of accounting change, net                         --          --          (0.28)        --
                                                                     --------    --------    ---------     --------
     Net income                                                      $   0.27    $   0.23    $    0.30     $   0.31
                                                                     ========    ========    =========     ========
         Weighted average shares - diluted                             89,692      86,873       89,330       86,569

  The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(In thousands, except par values)                                                    June 30, 2002     December 31, 2001
====================================================================================================================================
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $ 35,605           $ 53,033
   Accounts receivable, net of allowance for doubtful accounts
      of $6,497 in 2002 and $4,634 in 2001                                               147,767            128,307
   Deferred income tax assets                                                              8,232              7,266
   Other current assets                                                                   18,552             24,064
                                                                                        --------           --------
      Total current assets                                                               210,156            212,670

Property and equipment, net                                                               66,942             64,929
Goodwill                                                                                 442,815            450,912
Other acquisition intangible assets                                                       28,672             27,180
Deferred income tax assets                                                                22,609              9,183
Other                                                                                     69,671             67,518
                                                                                        --------           --------
      Total Assets                                                                      $840,865           $832,392
                                                                                        ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long-term debt                             $    660           $156,426
   Accounts payable                                                                       34,714             34,251
   Accrued salaries and bonuses                                                           22,580             33,697
   Other current liabilities                                                              58,148             60,315
                                                                                        --------           --------
      Total current liabilities                                                          116,102            284,689

Long-term debt, less current maturities                                                  127,261              2,390
Postretirement benefit obligations                                                        41,653             43,976
Other long-term liabilities                                                               15,873             16,516
                                                                                        --------           --------
      Total liabilities                                                                  300,889            347,571
                                                                                        --------           --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized, no
      shares issued or outstanding                                                            --                 --
   Common stock, $.10 par value; shares authorized - 100,000;
      issued - 85,652 in 2002 and 84,496 in 2001                                           8,565              8,450
   Paid-in capital                                                                       325,116            297,612
   Retained earnings                                                                     225,071            197,960
   Cumulative other comprehensive loss, net                                               (2,396)            (3,635)
   Treasury stock, at cost, 1,065 shares in 2002 and 1,042 shares
     in 2001                                                                             (16,380)           (15,566)
                                                                                        --------           --------
      Total shareholders' equity                                                         539,976            484,821
                                                                                        --------           --------
      Total Liabilities and Shareholders' Equity                                        $840,865           $832,392
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

                                CHOICEPOINT INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                           Cumulative Other
(In thousands)                            Comprehensive Common     Paid-in      Retained   Comprehensive  Treasury
                                             Income     Stock      Capital      Earnings     Loss, net     Stock         Total
--------------                               -------    --------   --------     --------     --------     ---------     --------
Balance, December 31, 2001                              $8,450     $297,612     $197,960      $(3,635)    $(15,566)     $484,821
Net Income                                   $27,111        --           --       27,111          --            --        27,111
Unrealized derivative gain on
cash flow hedges (net of taxes of
$825)                                          1,239        --           --           --        1,239           --         1,239
                                             --------

Comprehensive income                         $28,350
                                             ========
Restricted stock plans, net                                  6        1,296           --           --           --         1,302
Common stock redeemed                                       --           --           --           --         (814)         (814)
Stock options exercised                                    109       15,954           --           --           --        16,063
Tax benefit of stock options exercised                      --       10,254           --           --           --        10,254
                                                        ------     --------     --------     -------      --------      --------
Balance, June 30, 2002                                  $8,565     $325,116     $225,071     $(2,396)     $(16,380)     $539,976
                                                        ======     ========     ========     =======      ========      ========

   The accompanying notes are an integral part of this consolidated statement.

                                CHOICEPOINT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended June 30,
(In thousands)                                                              2002            2001
===================================================================================================
Cash flows from operating activities:
   Net income                                                            $  27,111         $ 27,134
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Cumulative effect of accounting change (net of tax)                     24,416               --
    Depreciation and amortization                                           21,482           28,604
    Merger-related costs and unusual items                                   7,384           18,009
    Compensation recognized under employee stock plans                       1,302              852
    Tax benefit of stock options exercised                                  10,254            6,342
    Changes in assets and liabilities,
      excluding effects of acquisitions:
       Accounts receivable, net                                            (17,186)         (15,524)
       Deferred income taxes                                                  (517)          (6,320)
       Other current assets                                                  3,716              659
       Current liabilities, excluding debt                                 (17,645)         (14,300)
       Other long-term liabilities, excluding debt                            (902)            (916)
                                                                         ---------         --------

   Net cash provided by operating activities                                59,415           44,540

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                       (35,000)         (51,209)
  Additions to property and equipment, net                                 (11,888)         (10,130)
  Additions to other assets, net                                           (14,309)         (16,752)
                                                                         ---------         --------

  Net cash used by investing activities                                    (61,197)         (78,091)

Cash flows from financing activities:
   Payments on Former Credit Facility                                     (155,000)              --
   Borrowings under Credit Facility                                        125,000               --
   Payments of other debt, net                                                (895)            (292)
   Purchase of stock for employee benefit trust                                 --             (852)
   Redemption of common stock                                                 (814)              --
   Proceeds from exercise of stock options                                  16,063           15,094
                                                                         ---------         --------
  Net cash (used) provided by financing activities                         (15,646)          13,950
                                                                         ---------         --------

Effect of foreign currency exchange rates on cash                               --              (11)
                                                                         ---------         --------
Net decrease in cash and cash equivalents                                  (17,428)         (19,612)
Cash and cash equivalents, beginning of period                              53,033           44,909
                                                                         ---------         --------
Cash and cash equivalents, end of period                                 $  35,605         $ 25,297
                                                                         =========         ========

 The accompanying notes are an integral part of these consolidated statements.

                                CHOICEPOINT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.       ORGANIZATION

ChoicePoint Inc., a Georgia corporation ("ChoicePoint" or the "Company"), is the leading provider of identification and credential verification services, which transform data into Actionable Intelligence(R). ChoicePoint is committed to the responsible use of information and the protection of personal privacy as fundamental planks of the Company's business model. ChoicePoint's businesses are focused on two primary markets - Insurance Services and Business & Government Services.

         The Insurance Services group ("Insurance") provides information products and services used in the underwriting and claims processes by property and casualty insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, police records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market. Prior to the divestitures in August 2001 and February 2002 (see Note 11), ChoicePoint also provided laboratory testing services and related technology solutions to the life and health insurance market.

         The Business & Government Services group ("B&G") provides information products and services and direct marketing services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, database marketing services and people and shareholder locator information searches.

2.       BASIS OF PRESENTATION

ChoicePoint Inc. was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. ("Equifax") within a separate company and the subsequent spinoff on August 8, 1997 (the "Spinoff") of the Company's outstanding stock by Equifax as a stock dividend to the shareholders of Equifax.

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint's Consolidated Financial Statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period's results are not necessarily indicative of results to be expected for a full year.

On May 16, 2000, ChoicePoint completed a merger with DBT Online, Inc. ("DBT"). During the first quarter of 2001, the Company recorded merger-related costs and unusual items of $18.0 million primarily related to the integration of the Company's and DBT's public records platforms and sales and marketing departments. Included in this charge were merger-related personnel costs of $1.8 million consisting primarily of stay bonuses for services rendered through March 31, 2001 and severance and termination benefit costs primarily related to the integration of the two public records platforms and related sales and marketing departments; other merger integration costs of $2.4 million consisting primarily of duplicate data and lease exit costs; and asset impairments of $12.7 million primarily reflecting the write-down of equipment and other long-lived assets deemed to be impaired based on the integration plan for the two public records platforms which was finalized in the first quarter of 2001. During the second quarter of 2002, the Company recorded an unusual item charge of $7.4 million. This charge included a write-down of minority investments in start-up companies of $2.4 million, asset impairments of technology initiatives of $3.0 million, $1.4 million of expenses primarily related to the closure of two facilities and remaining obligations, and $0.6 million in severance and termination benefits. The categories of costs incurred and the accrued balances at June 30, 2002 are summarized below:

                                                      Remaining
                                                      Accrual at      2001          2002
         (In thousands)                             June 30, 2002    Expense       Expense
                                                    -------------    -------       -------
         Merger-related personnel costs                 $   --       $ 1,832       $   --
         Other merger integration costs                     --         2,433           --
         Write down of minority investments                 --            --        2,370
         Asset impairments                                  --        12,693        2,985
         Non-merger severance                              456           982          609
         Other one-time charges                          1,416            69        1,420
                                                        ------       -------       ------
                                                        $1,872       $18,009       $7,384
                                                        ======       =======       ======

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

4.       REVENUE AND EXPENSE RECOGNITION

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenues for the majority of information products and services is generally billed on a transactional basis determined by customer usage with some fixed elements. Direct marketing revenues are generally recognized when projects are completed and delivered and are billed in accordance with contractual terms. Revenues from software licenses requiring significant production, modification or customization of the software are accounted for using the percentage of completion method. Other software licenses represent hosting arrangements under Emerging Issues Task Force ("EITF") Issue No. 00-3, "Application of Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." The revenues and certain expenses related to these hosting arrangements are recognized ratably over the term of the agreement.

Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other costs that are passed on by ChoicePoint to its customers ("pass-through expense") are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the six months ended June 30, pass-through expense was $235.3 million in 2002 and $206.3 million in 2001.

During 2002, the Company began applying the consensus reached in EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF

01-14") which requires the presentation of reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified the prior periods presented herein to comply with the guidance in EITF 01-14. Accordingly, reimbursed materials, shipping and postage charges in the Company's direct marketing business during the three months ended June 30 of $9.9 million in 2002 and $8.1 million in 2001, and during the six months ended June 30 of $19.9 million in 2002 and $17.1 million in 2001 have been reclassified and presented as revenues and expenses in the corresponding Consolidated Statements of Income. The application of the EITF had no impact on net income.

5.       EARNINGS PER SHARE

The income amount used in the numerator of the Company's earnings per share ("EPS") calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options.

6.       STOCK SPLIT

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002. Share and per share data for all periods presented have been adjusted to reflect the split.

7.       DEBT AND OTHER FINANCING

On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the "Credit Facility") with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. Total borrowings under the Credit Facility were $125 million at June 30, 2002. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the "Former Credit Facility"). Total borrowings under the Former Credit Facility were $155 million at December 31, 2001 of which $30 million was repaid in the first quarter of 2002 and the remainder was repaid with proceeds from the Credit Facility. There was $2.9 million of other long-term debt outstanding at June 30, 2002. There were no short-term borrowings at June 30, 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company's headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the construction of its new data center facility, which is anticipated to be completed during the first half of 2003. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense of $142,000 for the second quarter of 2002 and $288,000 for the six months ended June 30, 2002. The Financial Standards Accounting Board ("FASB") is currently working on a new standard that might change current generally accepted accounting principles in the United States to require the Company to consolidate the synthetic leases. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company was required to change its accounting for the synthetic leases based on a new accounting principle, total assets and debt would have increased by $32.6 million at June 30, 2002 and the Company would have recorded additional depreciation expense of approximately $420,000 ($259,000 after tax) related to the completed facility for the first six months of 2002.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby it may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during the six-month period ended June 30, 2002.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

ChoicePoint has entered into two interest rate swap agreements (the "Swap Agreements") to reduce the impact of changes in interest rates on its floating rate long-term obligations. The interest rate swap agreement hedging the Company's floating rate long-term obligations has a notional amount of $125 million at June 30, 2002 and December 31, 2001, and matures in August 2002. The other interest rate swap agreement has a notional amount of $25 million, hedges the synthetic lease agreement entered into in 1997 for the Company's headquarters building, and matures in August 2007 when the lease expires.

Effective January 1, 2001, ChoicePoint adopted Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint's rights or obligations under the applicable derivative contract. ChoicePoint's derivative instruments include the Swap Agreements which have been designated as cash flow hedges to hedge the variability of cash flows to be paid related to the Company's floating rate long-term obligations and the 1997 synthetic lease agreement and, as such, the effective portions of changes in fair value are reported in cumulative other comprehensive loss ("OCL") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a charge to OCL of $2.8 million, net of taxes. As of June 30, 2002, the cumulative change in OCL related to these derivatives is $2.4 million, net of taxes. The fair value of the interest rate swap agreements was a liability of $4.0 million at June 30, 2002. For the six months ended June 30, 2002, there was no ineffectiveness related to these cash flow hedges.

9.       STOCK OPTIONS

During the first six months of 2002, stock options to purchase approximately 2.8 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. Exercise prices of these options are equal to the fair market value on the date of grant.

10.      COMPREHENSIVE INCOME

         Total comprehensive income for the three months and six months ended June 30, 2002 and 2001 was as follows (in thousands):

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                            --------------------      --------------------
                                                             2002         2001         2002         2001
                                                            -------      -------      -------      -------
         Net income                                         $24,113      $19,921      $27,111      $27,134
         Translation adjustments                                 --           99           --          (11)
         Unrealized derivative gain (loss) on
          cash flow hedges (net of taxes)                       171          343        1,239       (2,436)
                                                            -------      -------      -------      -------
                Comprehensive income                        $24,284      $20,363      $28,350      $24,687
                                                            =======      =======      =======      =======

11.      ACQUISITIONS & DIVESTITURES

During the six months ended June 30, 2002, the Company acquired the insurance market on-line consumer credit reporting, marketing and pre-screen list extract services business of Experian Information Solutions, Inc., based in Chicago, Illinois, and Total eData Corporation, an e-mail database company based in Little Rock, Arkansas. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method, was approximately $35 million. Goodwill of $28.9 million was allocated to

Business & Government Services. The allocation of purchase price to the assets and liabilities of certain acquisitions is preliminary and subject to change based on the resolutions of pre-acquisition contingencies. As of June 30, 2002, ChoicePoint has approximately $3.7 million accrued for transaction-related costs including lease terminations and personnel-related costs related to these and prior acquisitions.

In August 2001 and February 2002, the Company sold the two components of its laboratory services business. The results of this business historically have been included in the Insurance Services business segment. Operating segment results have been restated for all periods to reflect the sale of this line of business (see Note 13 to the Consolidated Financial Statements). There was no material gain or loss on the sale of the operating unit sold in February 2002.

Subsequent to June 30, 2002, the Company acquired L&S Report Service, Inc. to supplement the Company's police records business in P&C personal lines. This transaction is not material to the Consolidated Financial Statements of the Company.

12.      GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is no longer amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. All of the provisions of SFAS No. 142 were adopted by ChoicePoint by June 30, 2002, and were applied retroactively to January 1, 2002. As a result of the adoption of these accounting standards certain intangibles were subsumed into goodwill and amortization of these assets and goodwill was discontinued effective January 1, 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for goodwill impairment in the second quarter of 2002 in accordance with the adoption of SFAS No. 142, ChoicePoint recorded a one-time, non-cash charge of $39.1 million ($24.4 million net of taxes) to reduce the carrying value of its goodwill retroactive to January 1, 2002. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Income. In calculating the goodwill impairment charge, the fair value of the impaired reporting units was estimated using a discounted cash flow methodology. This impairment charge relates primarily to the 1998 acquisition of EquiSearch Services, Inc. and the internet business acquired as part of the DBT merger in May 2000. A summary of the change in goodwill during the six months ended June 30, 2002, by business segment is as follows:

                        December 31,   Acquisitions &
         (In thousands)     2001         Adjustments    Impairments     June 30, 2002
                        -- ---------   --------------   -----------     -------------
         Insurance        $ 35,220        $    38        $   --           $ 35,258
         B&G               415,692         30,981         (39,116)         407,557
                          --------        -------        --------         --------
         Total            $450,912        $31,019        $(39,116)        $442,815
                          ========        =======        ========         ========

As of June 30, 2002 and December 31, 2001, the Company's other acquisition intangible assets and accumulated amortization consisted of the following (in thousands):

                                                          As of June 30, 2002                       As of December 31, 2001
                                                 -------------------------------------       -------------------------------------
                                                             Accumulated                                 Accumulated
                                                  Gross      Amortization        Net          Gross      Amortization        Net
                                                 -------     ------------      -------       -------     ------------      -------
Intangible assets subject to amortization:
Customer relationships                           $19,793       $ (1,826)       $17,967       $16,272       $   (663)       $15,609
Purchased data files                              14,815        (13,845)           970        14,815        (13,197)         1,618
Internally developed software                     13,032         (8,925)         4,107        11,532         (8,355)         3,177
Non-compete agreements                             3,310         (2,749)           561         3,310         (2,586)           724
Other intangible assets                            8,000         (2,933)         5,067         9,550         (3,498)         6,052
                                                 -------       --------        -------       -------       --------        -------
Total                                            $58,950       $(30,278)       $28,672       $55,479       $(28,299)       $27,180
                                                 =======       ========        =======       =======       ========        =======

The Company recorded amortization expense of $2.9 million during the six months ended June 30, 2002 compared to $2.5 million during the six months ended June 30, 2001 related to these other acquisition intangible assets.

During the six months ended June 30, 2002, the Company acquired the following intangible assets based upon the preliminary allocations:

                                                                    Weighted Average
         (In thousands)                               Amount      Amortization Period
                                                      ------      -------------------
         Internally developed software                $1,500          three years
         Customer relationships                        3,521           five years
                                                      ------
                 Total                                $5,021
                                                      ======

The 2001 results on a historical basis do not reflect the provisions of SFAS No.
142. Had ChoicePoint adopted SFAS No. 142 on January 1, 2001, the historical net income and basic and diluted earnings per share ("EPS") would have changed to the adjusted amounts indicated below for the three months and six months ended June 30:

                                                    Three Months Ended June 30, Six Months Ended June 30,
                                                    --------------------------- -------------------------
(In thousands, except per share data)                    2002         2001         2002          2001
                                                    -----------      ---------- ---------      ----------
Income before cumulative effect of change
 in accounting                                          $24,113      $19,921      $51,527      $27,134
Goodwill and other acquisition intangibles
 amortization, net of taxes                                --          3,388         --          6,540
                                                        -------      -------      -------      -------
Adjusted net income                                     $24,113      $23,309      $51,527      $33,674
                                                        =======      =======      =======      =======

Basic EPS before change in accounting                   $  0.29      $  0.24      $  0.61      $  0.33
Goodwill amortization                                      --           0.04         --           0.08
                                                        -------      -------      -------      -------
Adjusted basic EPS                                      $  0.29      $  0.28      $  0.61      $  0.41
                                                        =======      =======      =======      =======

Diluted EPS before change in accounting                 $  0.27      $  0.23      $  0.58      $  0.31
Goodwill amortization                                      --           0.04         --           0.08
                                                        -------      -------      -------      -------
Adjusted diluted EPS                                    $  0.27      $  0.27      $  0.58      $  0.39
                                                        =======      =======      =======      =======

13.      SEGMENT DISCLOSURES

ChoicePoint operates primarily in two reportable segments: Insurance Services and Business & Government Services. See Note 1 for a description of each segment. Revenues and operating income for the three months and six months ended June 30, 2002 and 2001 for the two segments, laser technology patents held by the Company ("Royalty") and the divested and discontinued lines were as follows:

                                            Three months ended
                                              June 30, 2002               Three months ended June 30, 2001
                                          ----------------------       --------------------------------------
                                                       Operating                     Pro Forma       Income
                                                         Income                      Operating     Operating
(In thousands)                            Revenue        (Loss)        Revenue    Income(Loss)(a)    (Loss)
                                          --------     ---------       --------   ---------------  ---------
Insurance                                 $ 82,629      $ 38,326       $ 70,702      $ 32,732       $ 32,335
B&G core revenue                           103,663        26,525         81,025        20,102         16,218
Reimbursable expenses (b)                    9,923          --            8,139          --             --
                                          --------      --------       --------      --------       --------
B&G total                                  113,586        26,525         89,164        20,102         16,218
Royalty                                      1,542           933          1,807         1,191          1,191
Divested & discontinued (c)                   --            --            9,272            67           (234)
Corporate and shared expenses (d)             --         (16,885)          --         (13,929)       (13,929)
Unusual items (Note 2)                        --          (7,384)          --            --             --
                                          --------      --------       --------      --------       --------
    Total                                 $197,757      $ 41,515       $170,945      $ 40,163       $ 35,581
                                          ========      ========       ========      ========       ========

                                             Six months ended                     Six months ended
                                               June 30, 2002                       June 30, 2001
                                          ----------------------       --------------------------------------
                                                       Operating                     Pro Forma       Income
                                                         Income                      Operating     Operating
(In thousands)                            Revenue        (Loss)        Revenue    Income(Loss)(a)    (Loss)
                                          --------     ---------       --------   ---------------  ---------
Insurance                                 $161,784      $ 75,917       $137,317      $ 61,802       $ 61,041
B&G core revenue                           196,496        46,450        159,532        38,815         31,329
Reimbursable expenses (b)                   19,942          --           17,089          --             --
                                          --------      --------       --------      --------       --------
B&G total                                  216,438        46,450        176,621        38,815         31,329
Royalty                                      3,139         1,930          3,464         2,242          2,242
Divested & discontinued (c)                     72          (206)        18,174          (212)          (814)
Corporate and shared expenses (d)             --         (28,403)          --         (24,772)       (24,772)
Merger costs and unusual items
   (Note 2)                                   --          (7,384)          --         (18,009)       (18,009)
                                          --------      --------       --------      --------       --------
Total                                     $381,433      $ 88,304       $335,576      $ 59,866       $ 51,017
                                          ========      ========       ========      ========       ========

                                                                     Divested &    Unallocated
(In thousands)           Insurance         B&G           Royalty    Discontinued    & Other(e)       Total
                         ---------       --------        ------        -----         -------        --------
ASSETS
June 30, 2002            $182,424        $598,474        $5,890        $ --          $54,077        $840,865
December 31, 2001         156,673         583,807         5,902         1,860         84,150         832,392
============================================================================================================

DEPRECIATION & AMORTIZATION
Three Months Ended:
June 30, 2002              $2,011          $7,104          $424        $   --         $1,136         $10,675
June 30, 2001               2,450           9,490           425         1,170            949          14,484
June 30, 2001 -
      Pro forma(a)          2,053           5,606           425           869            949           9,902

(In thousands)                                                               Divested &     Unallocated
                                   Insurance          B&G       Royalty     Discontinued   & Other (e)     Total
                                   ---------          ---       -------     ------------   -----------     -----
Six Months Ended:
June 30, 2002                       $4,048        $14,481        $848        $   11        $2,094        $21,482
June 30, 2001                        4,758         18,808         850         2,366         1,822         28,604
June 30, 2001 - Pro forma(a)         3,997         11,322         850         1,764         1,822         19,755

(a) Pro forma represents operating results and depreciation and amortization, as applicable, as if SFAS No. 142 was effective January 1, 2001.
(b) Reimbursable expenses represent out-of-pocket expenses fully reimbursed, and usually prepaid, by ChoicePoint's customers and recorded as revenues and expenses in accordance with EITF 01-14 (see
         Note 4).
(c) Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001 and February 2002.
(d) Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both segments.
(e) Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

Substantially all of the Company's operations are located in the United States and no customer represents more than 10% of total operating revenue.

14.      COMMITMENTS AND CONTINGENCIES

The Company provides for estimated legal fees and settlements relating to pending lawsuits. The Company regards all such lawsuits as occurring in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, liquidity, or results of operations.

In April 2002, the Company renewed or executed its employment agreements with certain executive officers including its Chief Executive Officer, President and Chief Financial Officer for periods up to five years which provide for compensation and certain other benefits. The agreements also provide for severance pay and benefits in the event of a "change in control" of ChoicePoint.

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

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002. On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Share and per share data for all periods presented have been adjusted to reflect the splits.

RESULTS OF OPERATIONS
REVENUE
The analysis below provides a reconciliation of revenues on a reported and comparable basis ($ in thousands):

                                                      Three Months Ended June 30,                   Six Months Ended June 30,
                                                      ---------------------------                   -------------------------
                                                  2002            2001            Change        2002           2001         Change
                                                  ----            ----            ------        ----           ----         ------
Revenue                                        $197,757        $170,945            16%        $381,433        $335,576        14%
Less revenue for:
  Reimbursable expenses per EITF 01-14            9,923           8,139                         19,942          17,089
  Divested & Discontinued product lines              --           9,272                             72          18,174
                                                  -----           -----                          -----          ------
Core Revenue                                   $187,834        $154,534            22%        $361,419        $300,313        20%

Consolidated internal revenue growth, which excludes the effect of revenue from acquisitions and divestitures, was approximately 11% for the second quarter of 2002 and 9% for the six months ended June 30, 2002. Our revenue growth was driven primarily from continued strong unit performances in all of the Insurance Services' product lines, positive internal growth in each of the Business & Government Services product lines, and acquisitions.

The Company, in its Business & Government segment, was reimbursed for certain out-of-pocket expenses totaling $9.9 million and $8.1 million for the three months ended June 30, 2002 and 2001, respectively and $19.9 million and $17.1 million for the six months ended June 30, 2002 and 2001, respectively. In accordance with EITF 01-14 (see Note 4 to the Consolidated Financial Statements), the Company has presented these reimbursable expenses on a gross basis as revenues and expenses. As these expenses are fully reimbursed, without mark-up, by our clients and in a majority of cases prepaid by the customers, there is no impact on operating income, net income, EPS, cash flows or the balance sheet; therefore, we have excluded the impact of these reimbursable expenses from the discussions below. We believe core revenue is a more appropriate way to measure the revenue growth of our Company; therefore, all of the following revenue discussions are based on core revenue which excludes the impact of the reimbursable expenses.

SEGMENT REVENUE
Insurance Services' major offerings include claims history data, motor vehicle records, police records, credit information and modeling services to the personal lines property and casualty market, and customized policy rating and issuance software and property inspections and audits to the commercial insurance market. In August 2001 and February 2002, the Company sold the two components of its laboratory services business. The results of this business historically have been included in the Insurance Services business segment. Operating segment results discussed below have been restated for all periods to reflect the sale of this line of business (see Notes 11 and 13 to the Consolidated Financial Statements).

In the second quarter of 2002, Insurance Services revenue was $82.6 million, up 17%, or $11.9 million, from $70.7 million in the second quarter of 2001. For the first six months of 2002, Insurance Services revenue grew 18%, or $24.5 million, to $161.8 million from $137.3 million in the same prior year period. This growth was driven by strong unit performance across all businesses led by increases in C.L.U.E.(R) Property, NCF(TM) (National Credit File) and C.L.U.E. Auto volumes.

During the six months ended June 30, 2001, the Company acquired Insurity Solutions, Inc. Excluding this acquisition and the dispositions discussed above, internal revenue growth in Insurance Services was 17% from the three months ended June 30, 2001 to the three months ended June 30, 2002 and 18% for the six months ended June 30 2002.

Business & Government Services' major offerings include pre-employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, database marketing services and people and shareholder locator information services.

Business & Government Services' revenue for the second quarter of 2002 increased $22.6 million, or 28%, to $103.7 million from $81.0 million in the second quarter of 2001. For the six months ended June 30, 2002, Business & Government Services' revenue was $196.5 million, up 23%, or $37.0 million, from $159.5 million in the same period of the prior year. This growth was driven primarily by positive internal growth in each of the product lines and the integration of recent acquisitions in workplace solutions and direct marketing. During the first six months of 2002, the Company acquired the insurance market on-line consumer credit reporting, marketing and pre-screen list extract services business of Experian Information Solutions, Inc., and Total eData Corporation, an e-mail database company based in Little Rock, Arkansas. In 2001, the Company acquired the pre-employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for Fortune 500 clients, BTi Employee Screening Services, Inc., ABI Consulting, Inc., The Bode Technology Group, Inc., and certain assets of National Medical Review Offices, Inc. Excluding the acquisitions discussed above, internal revenue growth for Business & Government Services was 6% from the three months ended June 30, 2001 to the three months ended June 30, 2002 and 2% for the six months ended June 30, 2002.

Second quarter royalty revenue from laser technology patents held by the Company decreased slightly from $1.8 million in 2001 to $1.5 million in 2002. For the six months ended June 30, royalty revenue was $3.1 million in 2002 compared with $3.5 million in 2001. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Divested and discontinued product lines include the operating results from the two components of the laboratory services business sold in August 2001 and February 2002 (see Note 11 to the Consolidated Financial Statements).

MERGER-RELATED COSTS AND UNUSUAL ITEMS
Unusual items of $7.4 million in the second quarter of 2002 included a write-down of minority investments in start-up companies of $2.4 million, asset impairments of technology initiatives of $3.0 million, $1.4 million of expenses primarily related to the closure of two facilities and remaining obligations, and $0.6 million in severance and termination benefits. Merger-related costs and unusual items of $18.0 million in the first quarter of 2001 primarily related to the DBT merger in May 2000 and related integration of the Company's two public records businesses in connection with this merger, the plan for which was finalized in the first quarter of 2001. The merger-related costs and unusual items in 2001 include asset impairments, stay bonuses, severance and termination benefits, and duplicate data and lease exit costs (See Note 2 to the Consolidated Financial Statements).

OPERATING INCOME
The analysis below provides a reconciliation of revenues on a reported and comparable basis ($ in thousands):


                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                      --------------------------------------      -------------------------------------
                                        2002           2001           Change       2002               2001       Change
                                      -------        -------                      -------        -------
Operating Income as reported          $41,515        $35,581           17%        $88,304        $51,017            73%
Add back charges from:
  Goodwill amortization                    --          4,582                           --          8,849

  Merger costs and unusual items        7,384             --                        7,384         18,009
                                      -------        -------                      -------        -------
Comparable Operating Income           $48,899        $40,163           22%        $95,688        $77,875            23%

The Company's operating income was $48.9 million, excluding unusual items, or 26.0% as a percent of revenue before reimbursable expenses in the second quarter of 2002, up from $35.6 million in the second quarter of 2001. Excluding merger-related costs and unusual items, for the first six months of 2002 operating income was $95.7 million or 26.5% as a percent of revenue, up from $69.0 million or 21.7% of revenue in the prior year. Included in the second quarter 2001 operating income, reported as cost of services in the Consolidated Statements of Income, was $4.6 million of goodwill amortization. Excluding this goodwill amortization as if SFAS No. 142 had been adopted January 1, 2001 ("pro forma"), operating income for the second quarter of 2001 excluding merger-related costs and unusual items was $40.2 million, or 24.7% of revenue, and for the six months ended June 30, 2001 operating income was $77.9 million, or 24.5% of revenue. The improvement in operating margins from pro forma 2001 to 2002 was primarily as a result of the revenue growth in Insurance Services discussed above, cost synergies realized in the integration of the Company's acquisitions and our continued focus on improving cost efficiencies.

SEGMENT OPERATING INCOME
Insurance Services had second quarter 2002 operating income of $38.3 million, resulting in an operating margin of 46.4%, compared with 45.7% in the second quarter of 2001. For the six months ended June 30, operating income was $75.9 million or 46.9% of revenue in 2002 compared to $61.0 million or 44.5% of revenue in 2001. Excluding goodwill amortization, second quarter pro forma operating margins were 46.3% and six month pro forma operating margins were 45.0% in 2001.

Business & Government Services had second quarter 2002 operating income of $26.5 million, resulting in an operating margin of 25.6% compared with 20.0% in the second quarter of 2001. For the six months ended June 30, operating income was $46.5 million or 23.6% of revenue in 2002 compared to $31.3 million or 19.6% of revenue in 2001. Excluding goodwill amortization, second quarter pro forma operating margins were 24.8% and six month operating margins were 24.3% in 2001. The margin increase from second quarter pro forma 2001 is primarily due to revenue growth and cost control measures across the segment offset slightly by lower than average margins within recent acquisitions.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both Insurance Services and Business & Government Services. Corporate and shared expenses were $16.9 million for the second quarter of 2002, up from $13.9 million in 2001. The increase in corporate and shared expenses is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional resources to support the growth of the Company.

INTEREST EXPENSE, NET
Interest expense, net was $2.4 million for the second quarter of 2002, down from $2.5 million in 2001. For the six months ended June 30, 2002, interest expense, net was $4.7 million, a decrease of $0.4 million from $5.1 million in the first six months of 2001 due to slightly lower average debt outstanding and lower interest rates.

INCOME TAXES
ChoicePoint's overall effective tax rate was 38.4% for the second quarter of 2002 and 39.7% for the three months ended June 30, 2001. For the first six months of 2002, our effective tax rate was 38.4% compared with 40.9% for the first six months of the prior year. Excluding goodwill amortization, merger-related costs and unusual items, our effective tax rate for the six months ended June 30, 2002 was 38.4% compared to 38.0% for the same period of 2001.

FINANCIAL CONDITION AND LIQUIDITY, INCLUDING OFF-BALANCE SHEET ITEMS

The Company's sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company's short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses), and long-term debt. On May 10, 2002 ChoicePoint entered into a $325 million unsecured revolving credit facility (the "Credit Facility") with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. Total borrowings under the Credit Facility were $125 million at June 30, 2002. Prior to May 10, 2002 the Company had a $250 million unsecured revolving credit facility (the "Former Credit Facility") (see Note 7 to the Consolidated Financial Statements). Total borrowings under the Former Credit Facility were $155 million at December 31, 2001. In addition, there was $2.9 million of other long-term debt outstanding at June 30, 2002. There were no short-term borrowings at June 30, 2002.

In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the "Receivables Facility") with a financial institution whereby the Company may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility is an off-balance sheet financial instrument that permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during 2001 or the first six months of 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company's headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the construction of its data center facility that will be constructed in 2002. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the property, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. The Financial Standards Accounting Board is currently working on a new standard that might change current generally accepted accounting principles in the United States to require the Company to consolidate the synthetic leases. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company was required to change its accounting for the synthetic leases based on a new accounting principle, our assets and debt would have increased by $32.6 million at June 30, 2002 and the Company would have recorded additional depreciation expense of approximately $420,000 for the six months ended June 30, 2002.

Contractual obligations and the related future payments at June 30, 2002 are as follows:

                                                         Payments Due by Period
(In thousands)                         Total             2002        2003       2004   Thereafter
-------------------------------------------------------------------------------------------------
Debt                                $127,204          $  104      $   130    $   140     $126,830
Capital Lease Obligations                717             436          281          -            -
Operating Leases and Other
    Commitments                       71,006           8,983       16,321     13,900       31,802
-------------------------------------------------------------------------------------------------
Total Contractual Cash
    Obligations                     $198,927          $9,523      $16,732    $14,040     $158,632
=================================================================================================

Derivative financial instruments at June 30, 2002 and December 31, 2001 consist of two interest rate swap agreements (see Note 8 to the Consolidated Financial Statements) entered into to limit the effect of changes in interest rates on the Company's floating rate long-term obligations and 1997 synthetic lease agreement. At June 30, 2002, the total notional amount under these swap agreements was $150 million and the Company paid a weighted average fixed rate of 6.45% during the second quarter of 2002. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the interest rate swap agreements was a liability of $4.0 million at June 30, 2002 and is accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

Cash and cash equivalents totaled $35.6 million as of June 30, 2002. Cash provided by operations was $59.4 million for the first six months of 2002 compared to $44.5 million for the first six months of 2001. The increase in cash provided by operations was primarily attributable to the increased net income excluding the cumulative effect of the change in accounting principle as discussed in Note 12 as compared to June 30, 2001. During the first six months of 2002, ChoicePoint continued to invest in future growth. Cash used by investing activities was $61.2 million, consisting of $35 million for acquisitions, $11.9 million for property and equipment and $14.3 million for other asset additions, primarily purchased data files and internally developed and externally purchased software. In the first six months of 2001, cash used by investing activities was $78.1 million, including $51.2 million for acquisitions, $10.1 million for additions to property and equipment and $16.8 million for additions to other assets. Excluding the headquarters facility expansion discussed above, the Company anticipates full-year capital expenditures to be in the range of $50 million to $60 million for 2002, which will be used primarily for the development of a new public records technology platform, new product development, system upgrades, and other assets, including purchased data files and internally developed and externally purchased software. Cash used by financing activities of $15.6 million in the first six months of 2002 included $30 million of payments on the Credit Facility offset by $16.1 million of proceeds from the exercise of stock options. Cash provided by financing activities of $14.0 million in the first six months of 2001 included $15.1 million of proceeds from the exercise of stock options offset by purchases of stock held by our employee benefit trust of $0.9 million.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding merger-related costs and unusual items, increased $9.5 million in the second quarter of 2002, or 19%, from the second quarter of 2001, to $59.6 million. For the first six months ended June 30, EBITDA increased $19.5 million, or 20.0%, to $117.2 million in 2002. EBITDA margins increased from 30.8% for the second quarter of 2001 to 31.7% for the second quarter of 2002 due to ChoicePoint's strong operating performance. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles and may differ from that of other companies) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

Economic Value Added ("EVA") measures the value created in excess of the cost of capital used to run the business. The Company uses EVA as a performance measure to make operational, capital and compensation decisions. EVA increased $1.6 million in the second quarter of 2002 and $3.2 million for the six months ended June 30, 2002 due primarily to strong operating results and capital management.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

ChoicePoint adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the second quarter of 2002, the Company completed its impairment review and has recorded a $39.1 million non-cash pretax charge for the impairment of goodwill resulting primarily from the EquiSearch Services, Inc. acquisition in 1998 and the internet business the Company acquired as part of the DBT merger in May 2000. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (Note
12). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

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

Intangible assets: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint has assessed its intangible assets for impairment during the six months ending June 30, 2002, and is required to assess these assets on at least an annual basis thereafter. The Company's intangible assets are primarily made up of goodwill, software, customer relationships, data files and non-compete agreements related to acquisitions. In assessing the recoverability of ChoicePoint's intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, ChoicePoint may be required to record impairment charges for these assets.

Impairment and other exit activities: As discussed in Notes 2 and 11 to the Consolidated Financial Statements, in connection with selling and integrating certain business operations, the Company has incurred certain exit costs, generally for the accrual of remaining leasehold obligations, data contract obligations and targeted terminated employee separation costs, and asset impairment charges for data and software assets that will no longer be used. Inherent in the accruals for exit costs and the assumptions used in impairment analyses are certain significant management judgments and estimates. The Company periodically reviews and reevaluates the assumptions used for the accrual of exit costs and adjusts the accrual as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company periodically evaluates the recoverability of capitalized costs or as changes in circumstance suggest a possible impairment may exist. Primarily in connection with the DBT Merger and integration of the Company's public records businesses in 2001 and reevaluation of technology initiatives in 2002, capitalized software costs were written down by $2.7 million and $3.0 million, respectively. Amortization of capitalized software costs amounted to $4.2 million and $3.0 million for the six months ended June 30, 2002 and 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of June 30, 2002. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

As of June 30, 2002, $125 million was outstanding under the Credit Facility. The Company has also entered into an interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate long-term obligations. The Swap Agreement had a notional amount of $125 million at June 30, 2002 and matures in August 2002. The Swap Agreement involves the exchange of variable rate for fixed rate payments and effectively changes the Company's interest rate exposure to a weighted average fixed rate of approximately 6.45% through August 2002, the expiration of the Swap Agreement.

Based on the Company's overall interest rate exposure at June 30, 2002, a near-term change in interest rates would not materially affect the consolidated financial position, results of operations or cash flows of the Company. As noted above, as of June 2002, $125 million is outstanding under the Credit Facility, all of which is hedged with the Swap Agreement. A one percent change in interest rates would not result in any change in annual interest expense based on this level of borrowing.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2002 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

              (a) Votes cast for or withheld regarding the reelection of one director for a term expiring in 2005:

                                                FOR                WITHHELD
                  Bernard Marcus            56,724,811              555,963

                  Votes cast for or withheld regarding the election of two directors for terms expiring in 2005:

                                                FOR                WITHHELD
                  Dr. John J. Hamre         57,078,604              202,170
                  Terrence Murray           56,756,382              524,392

                  Directors whose term of office continue after the meeting are as follows:

                  Terms expiring in 2003  Terms expiring in 2004  Terms expiring in 2005

                  Douglas C. Curling      Thomas M. Coughlin      Dr. John J. Hamre
                  James M. Denny          Bonnie G. Hill          Bernard Marcus
                  Kenneth G. Langone      Derek V. Smith          Terrence Murray
                  Charles I. Story

                  (b) Ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending December 31, 2002:

                                      FOR            AGAINST            ABSTAIN
                                  56,262,694         943,118            74,962

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, File No. 333-30297).

3.2      Bylaws of the Company, as amended (incorporated by reference to Exhibit
         3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.1 Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A, filed November 5, 1997).

4.2 Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-A/A, filed August 17, 1999).

4.3 Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 15, 2000).

4.4 Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit
         4.4 of the Company's Report on Form 8-A/A, filed July 30, 2002).

4.5      Form of Common Stock certificate (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-1, File No. 333-30297).

10.1 Revolving Credit Agreement, dated as of May 10, 2002, among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, U.S. Bank National Association and BNP Paribas, as Documentation Agents, and First Union Securities, Inc. (d/b/a/ Wachovia Securities) and SunTrust Capital Markets, Inc., as Co-Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

10.2 Employment and Compensation Agreement between the Company and Derek V. Smith as of April 25, 2002.

10.3     Employment and Compensation Agreement between the Company and Douglas
         C. Curling as of April 25, 2002.

10.4 Employment and Compensation Agreement between the Company and Steven W. Surbaugh as of April 25, 2002.

10.5 Employment and Compensation Agreement between the Company and David T. Lee as of April 25, 2002.

10.6 Employment and Compensation Agreement between the Company and J. Michael de Janes as of April 25, 2002.

99.1 Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CHOICEPOINT INC.
                            ------------------
                            (Registrant)


August 13, 2002                 /s/ Derek V. Smith
-----------------------     --------------------------------------------
         Date               Derek V. Smith, Chairman and
                                 Chief Executive Officer



August 13, 2002                 /s/ Steven W. Surbaugh
-----------------------     --------------------------------------------
         Date               Steven W. Surbaugh, Chief Financial Officer
                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit       Description of Exhibit

3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, as amended, File No. 333-30297).

3.2      Bylaws of the Company, as amended (incorporated by reference to Exhibit
         3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

4.1 Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A, filed November 5, 1997).

4.2 Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-A/A, filed August 17, 1999).

4.3 Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 15, 2000).

4.4 Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit
         4.4 of the Company's Report on Form 8-A/A, filed July 30, 2002).

4.5      Form of Common Stock certificate (incorporated by reference to Exhibit
         4.1 of the Company's Registration Statement on Form S-1, File No. 333-30297).

10.1 Revolving Credit Agreement, dated as of May 10, 2002, among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, U.S. Bank National Association and BNP Paribas, as Documentation Agents, and First Union Securities, Inc. (d/b/a/ Wachovia Securities) and SunTrust Capital Markets, Inc., as Co-Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

10.2 Employment and Compensation Agreement between the Company and Derek V. Smith as of April 25, 2002.

10.3     Employment and Compensation Agreement between the Company and Douglas
         C. Curling as of April 25, 2002.

10.4 Employment and Compensation Agreement between the Company and Steven W. Surbaugh as of April 25, 2002.

10.5 Employment and Compensation Agreement between the Company and David T. Lee as of April 25, 2002.

10.6 Employment and Compensation Agreement between the Company and J. Michael de Janes as of April 25, 2002.

99.1 Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002