Form 10-Q
period 2002-09-30
CHOICEPOINT INC
filed 2002-11-13
CIK 1040596

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended      September 30, 2002

or

[    ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from                                                       to

Commission File Number: 1-13069

CHOICEPOINT INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2309650

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Alderman Drive, Alpharetta, Georgia	30005

(Address of principal executive offices)	(Zip Code)

(770) 752-6000

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Stock, $.10 Par Value	85,851,448

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
INDEX

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Revenue	$194,713	$172,851	$556,204	$491,338
Reimbursable expenses (Note 4)	10,098	10,816	30,040	27,905

Total revenue	204,811	183,667	586,244	519,243

Costs and expenses:
Cost of services	105,138	103,234	301,128	288,363
Reimbursable expenses	10,098	10,816	30,040	27,905
Selling, general and administrative	36,808	31,202	106,621	95,534
Loss on sale of business	—	10,853	—	10,853
Merger-related costs & unusual items	—	—	7,384	18,009

Total costs and expenses	152,044	156,105	445,173	440,664
Operating income	52,767	27,562	141,071	78,579
Interest expense, net	2,017	2,920	6,672	8,019

Income before income taxes	50,750	24,642	134,399	70,560
Provision for income taxes	19,488	24,630	51,610	43,414

Income before cumulative effect of change in accounting principle	31,262	12	82,789	27,146
Cumulative effect of change in accounting principle, net of tax (Note 12)	—	—	24,416	—

Net income	$31,262	$12	$58,373	$27,146

Earnings per share (Notes 5 & 6)
Basic:
Before cumulative effect of change in accounting	$0.38	$0.00	$0.98	$0.33
Cumulative effect of accounting change, net	—	—	(0.29)	—

Net income	$0.38	$0.00	$0.69	$0.33

Weighted average shares – basic	81,813	82,613	84,407	82,096
Diluted:
Before cumulative effect of change in accounting	$0.35	$0.00	$0.93	$0.31
Cumulative effect of accounting change, net	—	—	(0.28)	—

Net income	$0.35	$0.00	$0.65	$0.31

Weighted average shares – diluted	89,612	87,457	89,425	86,744

The accompanying notes are an integral part of these consolidated statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except par values)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$22,095	$53,033
Accounts receivable, net of allowance for doubtful accounts of $4,949 in 2002 and $4,634 in 2001	155,910	128,307
Deferred income tax assets	6,810	7,266
Other current assets	21,857	24,064

Total current assets	206,672	212,670
Property and equipment, net	65,604	64,929
Goodwill	451,405	450,912
Other acquisition intangible assets	29,170	27,180
Deferred income tax assets	23,061	9,183
Other	68,561	67,518

Total Assets	$844,473	$832,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$348	$156,426
Accounts payable	36,016	34,251
Accrued salaries and bonuses	27,337	33,697
Other current liabilities	53,579	60,315

Total current liabilities	117,280	284,689
Long-term debt, less current maturities	92,263	2,390
Postretirement benefit obligations	41,460	43,976
Other long-term liabilities	17,020	16,516

Total liabilities	268,023	347,571

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 100,000; issued - 85,862 in 2002 and 84,496 in 2001	8,586	8,450
Paid-in capital	330,522	297,612
Retained earnings	256,333	197,960
Accumulated other comprehensive loss, net	(2,611)	(3,635)
Treasury stock, at cost, 1,065 shares in 2002 and 1,042 shares in 2001	(16,380)	(15,566)

Total shareholders’ equity	576,450	484,821

Total Liabilities and Shareholders’ Equity	$844,473	$832,392

The accompanying notes are an integral part of these consolidated balance sheets.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Stock	Total

Balance, December 31, 2001		$8,450	$297,612	$197,960	$(3,635)	$(15,566)	$484,821
Net Income	$58,373	—	—	58,373	—	—	58,373
Unrealized derivative gain on cash flow hedges (net of taxes of $682)	1,024	—	—	—	1,024	—	1,024

Comprehensive income	$59,397

Restricted stock plans, net		6	2,039	—	—	—	2,045
Common stock redeemed		—	—	—	—	(814)	(814)
Stock options exercised		130	19,328	—	—	—	19,458
Tax benefit of stock options exercised		—	11,543	—	—	—	11,543

Balance, September 30, 2002		$8,586	$330,522	$256,333	$(2,611)	$(16,380)	$576,450

The accompanying notes are an integral part of this consolidated statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$58,373	$27,146
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change (net of tax)	24,416	—
Depreciation and amortization	33,151	44,625
Merger-related costs and unusual items	7,384	18,009
Loss on sale of business (net of tax)	—	21,387
Compensation recognized under employee stock plans	2,045	1,753
Tax benefit of stock options exercised	11,543	7,633
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(24,629)	(24,719)
Deferred income taxes	406	(2,453)
Other current assets	1,945	(5,875)
Current liabilities, excluding debt	(12,512)	(11,046)
Other long-term liabilities, excluding debt	(4,388)	(6,055)

Net cash provided by operating activities	97,734	70,405
Cash flows from investing activities:
Acquisitions, net of cash acquired	(45,680)	(153,007)
Cash proceeds from sale of business	—	49,000
Additions to property and equipment, net	(15,644)	(16,230)
Additions to other assets, net	(19,787)	(27,428)

Net cash used by investing activities	(81,111)	(147,665)
Cash flows from financing activities:
Payments on Former Credit Facility	(155,000)	(14,000)
Payments on Credit Facility	(35,000)	—
Borrowings under Former Credit Facility	—	90,000
Borrowings under Credit Facility	125,000	—
Payments of other debt, net	(1,205)	(1,410)
Purchase of stock for employee benefit trust	—	(1,972)
Redemption of common stock	(814)	—
Proceeds from exercise of stock options	19,458	20,146

Net cash (used) provided by financing activities	(47,561)	92,764

Effect of foreign currency exchange rates on cash	—	(119)

Net (decrease) increase in cash and cash equivalents	(30,938)	15,385
Cash and cash equivalents, beginning of period	53,033	44,909

Cash and cash equivalents, end of period	$22,095	$60,294

The accompanying notes are an integral part of these consolidated statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.     Organization

ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services serving the information needs of business, government and individuals. ChoicePoint is committed to the responsible use of information and the protection of personal privacy as fundamental planks of the Company’s business model. ChoicePoint’s businesses are focused on two primary markets – Insurance Services and Business & Government Services.

The Insurance Services group (“Insurance”) provides information products and services used in the underwriting and claims processes by property and casualty insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, police records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and property inspections and audits to the commercial insurance market. Prior to the divestitures in August 2001 and February 2002 (see Note 11), ChoicePoint also provided laboratory testing services and related technology solutions to the life and health insurance market.

The Business & Government Services group (“B&G”) provides information products and services and direct marketing services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers and federal, state and local government agencies. Major offerings include employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, database marketing services and people and shareholder locator information searches.

2.     Basis of Presentation

ChoicePoint Inc. was established through the combination of the businesses that comprised the Insurance Services Group of Equifax Inc. (“Equifax”) within a separate company and the subsequent spinoff on August 8, 1997 (the “Spinoff”) of the Company’s outstanding stock by Equifax as a stock dividend to the shareholders of Equifax.

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2001 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year.

On May 16, 2000, ChoicePoint completed a merger with DBT Online, Inc. (“DBT”). During the first quarter of 2001, the Company recorded merger-related costs and unusual items of $18.0 million primarily related to the integration of the Company’s and DBT’s public records platforms and sales and marketing departments. Included in this charge were merger-related personnel costs of $1.8 million consisting primarily of stay bonuses for services rendered through March 31, 2001 and severance and termination benefit costs primarily related to the integration of the two public records platforms and related sales and marketing departments; other merger integration costs of $2.4 million consisting primarily of duplicate data and lease exit costs; and asset impairments of $12.7 million primarily reflecting the write-down of equipment and other long-lived assets deemed to be impaired based on the integration plan for the two public records platforms which was finalized in the first quarter of 2001. During the second quarter of 2002, the Company recorded an unusual item charge of $7.4 million. This charge included a write-down of minority investments in start-up companies of $2.4 million, asset impairments of technology initiatives of $3.0 million, $1.4 million of expenses primarily related to the closure of two facilities and remaining obligations, and $0.6 million in severance and termination benefits. The categories of costs incurred and the accrued balances at September 30, 2002 are summarized below:

	Remaining
	Accrual at	2001	2002
(In thousands)	September 30, 2002	Expense	Expense

Merger-related personnel costs	$—	$1,832	$—
Other merger integration costs	—	2,433	—
Write down of minority investments	—	—	2,370
Asset impairments	—	12,693	2,985
Non-merger severance	282	982	609
Other one-time charges	998	69	1,420

	$1,280	$18,009	$7,384

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

4.     Revenue and Expense Recognition

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenues for the majority of information products and services is generally billed on a transactional basis determined by customer usage with some fixed elements. Direct marketing revenues are generally recognized when projects are completed and delivered and are billed in accordance with contractual terms. Software revenues for our Insurance segment are generated primarily by licensing customized software, including maintenance support, and providing professional services. Revenues from software licenses requiring significant production, modification or customization of the software are generally accounted for using the percentage of completion method. Revenues from maintenance support are recognized ratably over the term of the agreement. Software revenues for our B&G segment represent hosting arrangements under Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of Statement of Position 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware.” The revenues and certain up front costs related to these hosting arrangements are recognized ratably over the term of the agreement.

Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the nine months ended September 30, pass-through expense was $366.4 million in 2002 and $313.1 million in 2001.

During 2002, the Company began applying the consensus reached in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”) which requires the presentation of reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified the prior periods presented herein to comply with the guidance in EITF 01-14. Accordingly, reimbursed materials, shipping and postage charges in the Company’s direct marketing business during the three months ended September 30 of $10.1 million in 2002 and $10.8 million in 2001, and during the nine months ended September 30 of $30.0 million in 2002 and $27.9 million in 2001 have been reclassified and presented as revenues and expenses in the corresponding Consolidated Statements of Income. The application of the EITF had no impact on net income.

5.     Earnings Per Share

The income amount used in the numerator of the Company’s earnings per share (“EPS”) calculations is the same for both basic and diluted earnings per share. The average outstanding shares used in the denominator of the calculation for diluted earnings per share includes the dilutive effect of stock options.

6.     Equity

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002. Share and per share data for all periods presented have been adjusted to reflect the split.

On September 30, 2002, shareholders of the Company approved an amendment to the Articles of Incorporation to increase the authorized common stock of the Company from 100 million shares to 400 million shares which became effective October 3, 2002.

7.     Debt and Other Financing

On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. Total borrowings under the Credit Facility were $90 million at September 30, 2002. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the “Former Credit Facility”). Total borrowings under the Former Credit Facility were $155 million at December 31, 2001 of which $30 million was repaid in the first quarter of 2002 and the remainder was repaid with proceeds from the Credit Facility. There was $2.6 million of other long-term debt outstanding at September 30, 2002. There were no short-term borrowings at September 30, 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the construction of its new data center facility, which is anticipated to be completed during the first half of 2003. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense for the third quarter of $141,000 in 2002 and $196,000 in 2001, and for the nine months ended September 30 of $429,000 in 2002 and $964,000 in 2001. The Financial Standards Accounting Board (“FASB”) is currently working on a new standard that might change current generally accepted accounting principles in the United States to require the Company to consolidate the synthetic leases. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company was required to change its accounting for the synthetic leases based on a new accounting principle, total assets and debt would have increased by $40.7 million at September 30, 2002 and the Company would have recorded additional depreciation expense of approximately $625,000 ($385,000 after tax) related to the $25 million synthetic lease for the first nine months of 2002. No depreciation would have been recorded related to the amount drawn under the $52 million synthetic lease since the data center facility is still under construction.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during the nine-month period ended September 30, 2002.

8.     Derivative Financial Instruments

At September 30, 2002, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements are forward starting swaps which have a total notional amount of $42 million, become effective May 2003 and mature in August 2007. ChoicePoint has designated all of these swaps as hedges of the variability in expected future interest payments on $67 million of borrowings. The Company had a fifth interest rate swap agreement to reduce the impact of changes in the benchmark interest rate (LIBOR) on $125 million of borrowings which expired in August 2002.

Effective January 1, 2001, ChoicePoint adopted Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint’s rights or obligations under the applicable derivative contract. ChoicePoint’s only derivative instruments are the Swap Agreements which have been designated as cash flow hedges to hedge the variability in expected future interest payments on a portion of the Company’s borrowings and, as such, the effective portions of changes in fair value are reported in accumulated other comprehensive loss (“OCL”) and are subsequently reclassified into earnings when the hedged item affects earnings. As of September 30, 2002, the fair value of the interest rate Swap Agreements was a liability of $4.4 million which has been recorded net of taxes in OCL. For the nine months ended September 30, 2002, there was no ineffectiveness related to these cash flow hedges.

9.     Stock Options

During the first nine months of 2002, stock options to purchase approximately 2.8 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. Exercise prices of these options are equal to the fair market value on the date of grant.

10.     Comprehensive Income

     Total comprehensive income for the three months and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$31,262	$12	$58,373	$27,146
Translation adjustments	—	(108)	—	(119)
Unrealized derivative gain (loss) on cash flow hedges (net of taxes)	(215)	(1,791)	1,024	(4,227)

Comprehensive income	$31,047	$(1,887)	$59,397	$22,800

11.     Acquisitions & Divestitures

During the nine months ended September 30, 2002, the Company acquired the insurance market on-line consumer credit reporting, marketing and pre-screen list extract services business of Experian Information Solutions, Inc., based in Chicago, Illinois; Total eData Corporation, an e-mail database company based in Little Rock, Arkansas; and L&S Report Service, Inc., a police reports provider to the P&C insurance industry based in Phoenix, Arizona. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method, was approximately $46 million. Goodwill of $28.7 million was allocated to Business & Government Services, and $8.5 million was allocated to Insurance Services. The allocation of purchase price to the assets and liabilities of certain acquisitions is preliminary and subject to change based on the resolutions of pre-acquisition contingencies. As of September 30, 2002, ChoicePoint has approximately $3.0 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to these and prior acquisitions.

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

12.     Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) effective July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective for the Company on January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is no longer amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. All of the provisions of SFAS No. 142 were adopted by ChoicePoint by June 30, 2002, and were applied retroactively to January 1, 2002. As a result of the adoption of these accounting standards, certain intangibles were subsumed into goodwill and amortization of these assets and goodwill was discontinued effective January 1, 2002.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Upon completion of its analysis for goodwill impairment in the second quarter of 2002 in accordance with the adoption of SFAS No. 142, ChoicePoint recorded a non-cash charge of $39.1 million ($24.4 million net of taxes) to reduce the carrying value of its goodwill retroactive to January 1, 2002. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Income. In calculating the goodwill impairment charge, the fair value of the impaired reporting units was estimated using a discounted cash flow methodology. This impairment charge relates primarily to the 1998 acquisition of EquiSearch Services, Inc. and the Internet business acquired as part of the DBT merger in May 2000. A summary of the change in goodwill during the nine months ended September 30, 2002, by business segment is as follows:

	December 31,	Acquisitions &		September 30,
(In thousands)	2001	Adjustments	Impairments	2002

Insurance	$35,220	$8,577	$—	$43,797
B&G	415,692	31,032	(39,116)	407,608

Total	$450,912	$39,609	$(39,116)	$451,405

As of September 30, 2002 and December 31, 2001, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following (in thousands):

	As of September 30, 2002			As of December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer relationships	$21,793	$(2,578)	$19,215	$16,272	$(663)	$15,609
Purchased data files	14,815	(13,957)	858	14,815	(13,197)	1,618
Internally developed software	12,632	(8,872)	3,760	11,532	(8,355)	3,177
Non-compete agreements	3,247	(2,777)	470	3,310	(2,586)	724
Other intangible assets	8,000	(3,133)	4,867	9,550	(3,498)	6,052

Total	$60,487	$(31,317)	$29,170	$55,479	$(28,299)	$27,180

The Company recorded amortization expense of $4.4 million during the nine months ended September 30, 2002 compared to $3.8 million during the nine months ended September 30, 2001 related to these other acquisition intangible assets.

During the nine months ended September 30, 2002, the Company acquired the following intangible assets based upon the preliminary allocations:

		Weighted Average
(In thousands)	Amount	Amortization Period

Internally developed software	$1,500	three years
Customer relationships	5,521	five years

Total	$7,021

The 2001 results on a historical basis do not reflect the provisions of SFAS No. 142. Had ChoicePoint adopted SFAS No. 142 on January 1, 2001, the historical net income and basic and diluted earnings per share (“EPS”) would have changed to the adjusted amounts indicated below for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2002	2001	2002	2001

Income before cumulative effect of change in accounting	$31,262	$12	$82,789	$27,146
Goodwill and other acquisition intangibles amortization, net of taxes	—	3,389	—	9,929

Adjusted net income	$31,262	$3,401	$82,789	$37,075

Basic EPS before change in accounting	$0.38	$0.00	$0.98	$0.33
Goodwill amortization	—	0.04	—	0.12

Adjusted basic EPS	$0.38	$0.04	$0.98	$0.45

Diluted EPS before change in accounting	$0.35	$0.00	$0.93	$0.31
Goodwill amortization	—	0.04	—	0.12

Adjusted diluted EPS	$0.35	$0.04	$0.93	$0.43

13.     Segment Disclosures

ChoicePoint operates primarily in two reportable segments: Insurance Services and Business & Government Services. See Note 1 for a description of each segment. Revenues and operating income for the three months and nine months ended September 30, 2002 and 2001 for the two segments, laser technology patents held by the Company (“Royalty”) and the divested and discontinued lines were as follows:

	Three months ended
	September 30, 2002		Three months ended September 30, 2001

		Operating		Pro Forma	Operating
		Income		Operating	Income
(In thousands)	Revenue	(Loss)	Revenue	Income (Loss)(a)	(Loss)

Insurance	$86,376	$39,940	$72,682	$34,193	$33,800
B&G core revenue	106,774	28,058	92,662	20,710	16,794
Reimbursable expenses (b)	10,098	—	10,816	—	—

B&G total	116,872	28,058	103,478	20,710	16,794
Royalty	1,563	932	1,630	1,011	1,011
Divested & discontinued (c)	—	—	5,877	(464)	(665)
Corporate and shared expenses (d)	—	(16,163)	—	(12,525)	(12,525)
Unusual items (Note 11)	—	—	—	(10,853)	(10,853)

Total	$204,811	$52,767	$183,667	$32,072	$27,562

	Nine months ended
	September 30, 2002		Nine months ended September 30, 2001

		Operating		Pro Forma	Operating
		Income		Operating	Income
(In thousands)	Revenue	(Loss)	Revenue	Income (Loss)(a)	(Loss)

Insurance	$248,160	$115,857	$209,999	$95,995	$94,841
B&G core revenue	303,270	74,508	252,194	59,525	48,123
Reimbursable expenses (b)	30,040	—	27,905	—	—

B&G total	333,310	74,508	280,099	59,525	48,123
Royalty	4,702	2,862	5,094	3,253	3,253
Divested & discontinued (b)	72	(206)	24,051	(676)	(1,479)
Corporate and shared expenses (d)	—	(44,566)	—	(37,297)	(37,297)
Merger costs and unusual items (Notes 2 and 11)	—	(7,384)	—	(28,862)	(28,862)

Total	$586,244	$141,071	$519,243	$91,938	$78,579

				Divested &	Unallocated
(In thousands)	Insurance	B&G	Royalty	Discontinued	& Other (e)	Total

Assets
September 30, 2002	$182,893	$603,658	$6,199	$—	$51,723	$844,473
December 31, 2001	156,673	583,807	5,902	1,860	84,150	832,392

Depreciation & Amortization

				Divested &	Unallocated
Three Months Ended:	Insurance	B&G	Royalty	Discontinued	& Other (e)	Total

September 30, 2002	$2,677	$7,565	$424	$—	$1,003	$11,669
September 30, 2001	2,787	11,019	425	769	1,021	16,021
September 30, 2001- Pro forma(a)	2,394	7,103	425	568	1,021	11,511

Nine Months Ended:

September 30, 2002	$6,725	$22,046	$1,272	$11	$3,097	$33,151
September 30, 2001	7,545	29,827	1,275	3,135	2,843	44,625
September 30, 2001- Pro forma(a)	6,391	18,425	1,275	2,332	2,843	31,266

(a)	Pro forma represents operating results and depreciation and amortization, as applicable, as if SFAS No. 142 was effective January 1, 2001.

(b)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (see Note 4).

(c)	Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001 and February 2002.

(d)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both segments.

(e)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

Substantially all of the Company’s operations are located in the United States and no customer represents more than 10% of total operating revenue.

14.     Commitments and Contingencies

The Company provides for estimated legal fees and settlements relating to pending lawsuits. The Company regards all such lawsuits as occurring in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, liquidity, or results of operations.

In April 2002, the Company renewed or executed its employment agreements with certain executive officers including its Chief Executive Officer, President and Chief Financial Officer for periods up to five years which provide for compensation and certain other benefits. The agreements also provide for severance pay and benefits in the event of a “change in control” of ChoicePoint.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services serving the information needs of business, government and individuals. ChoicePoint is committed to the responsible use of information and the protection of personal privacy as fundamental planks of the Company’s business model. ChoicePoint’s businesses are focused on two primary markets — Insurance Services and Business & Government Services. See Note 1 to the Consolidated Financial Statements for a description of each market.

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002. On March 7, 2001, ChoicePoint effected a three-for-two stock split in the form of a stock dividend payable to shareholders of record as of February 16, 2001. Share and per share data for all periods presented have been adjusted to reflect the splits.

Results of Operations
Revenue

The analysis below provides a reconciliation of revenues on a reported and comparable basis ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	Change	2002	2001	Change

Revenue	$204,811	$183,667	12%	$586,244	$519,243	13%
Less revenue for:
Reimbursable expenses per EITF 01-14	10,098	10,816		30,040	27,905
Divested & Discontinued product lines	—	5,877		72	24,051

Core Revenue	$194,713	$166,974	17%	$556,132	$467,287	19%

Consolidated internal revenue growth, which excludes the effect of revenue from acquisitions and divestitures, was approximately 13% for the third quarter of 2002 and 10% for the nine months ended September 30, 2002. Our revenue growth was driven primarily from continued strong unit performances in all of the Insurance Services’ product lines, positive internal growth in each of the Business & Government Services’ product lines, and acquisitions.

The Company, in its Business & Government segment, was reimbursed for certain out-of-pocket expenses totaling $10.1 million and $10.8 million for the three months ended September 30, 2002 and 2001, respectively, and $30.0 million and $27.9 million for the nine months ended September 30, 2002 and 2001, respectively. In accordance with EITF 01-14 (see Note 4 to the Consolidated Financial Statements), the Company has presented these reimbursable expenses on a gross basis as revenues and expenses. As these expenses are fully reimbursed, without mark-up, by our clients and in a majority of cases prepaid by the customers, there is no impact on operating income, net income, EPS, cash flows or the balance sheet; therefore, we have excluded the impact of these reimbursable expenses from the discussions below. We believe core revenue is a more appropriate way to measure the revenue growth of our Company; therefore, all of the following revenue discussions are based on core revenue that excludes the impact of the reimbursable expenses.

Segment Revenue

Insurance Services’ major offerings include claims history data, motor vehicle records, police records, credit information and modeling services to the personal lines property and casualty market, and customized policy rating and issuance software and property inspections and audits to the commercial insurance market. In August 2001 and February 2002, the Company sold the two components of its laboratory services business. The results of this business historically have been included in the Insurance Services business segment. Operating segment results discussed below have been restated for all periods to reflect the sale of this line of business (see Notes 11 and 13 to the Consolidated Financial Statements).

In the third quarter of 2002, Insurance Services revenue was $86.4 million, up 19%, or $13.7 million, from $72.7 million in the third quarter of 2001. For the first nine months of 2002, Insurance Services revenue grew 18%, or $38.2 million, to $248.2 million from $210.0 million in the same prior year period. This growth was driven by strong unit performance in the personal lines business led by increases in C.L.U.E.® Property, NCF™ (National Credit File) and C.L.U.E. Auto volumes and strong demand for our commercial insurance products.

During the third quarter 2002, the Company acquired L&S Report Service, Inc., to further enhance the Company’s police records product line in our personal lines business. During the nine months ended September 30, 2001, the Company acquired Insurity Solutions, Inc. Excluding the acquisitions and dispositions discussed above, internal revenue growth in Insurance Services was 18% for the three and nine months ended September 30 2002 over the comparable periods in 2001.

Business & Government Services’ major offerings include employment background screenings and drug testing administration services, public record searches, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, database marketing services and people and shareholder locator information services.

Business & Government Services’ revenue for the third quarter of 2002 increased $14.1 million, or 15%, to $106.8 million from $92.7 million in the third quarter of 2001. For the nine months ended September 30, 2002, Business & Government Services’ revenue was $303.3 million, up 20%, or $51.1 million, from $252.2 million in the same period of the prior year. This growth was driven primarily by positive internal growth in each of the product lines due to share gains, new product successes and contributions from our homeland security initiatives.

During the first nine months of 2002, the Company acquired the insurance market on-line consumer credit reporting, marketing and pre-screen list extract services business of Experian Information Solutions, Inc., and Total eData Corporation, an e-mail database company based in Little Rock, Arkansas. In 2001, the Company acquired the employment and drug testing businesses of Pinkerton Services Corporation, a unit of Securitas AB of Sweden, Marketing Information and Technology, Inc., a provider of large-scale direct marketing systems for Fortune 500 clients, BTi Employee Screening Services, Inc., ABI Consulting, Inc., The Bode Technology Group, Inc., and certain assets of National Medical Review Offices, Inc. Excluding the acquisitions discussed above, internal revenue growth for Business & Government Services was 11% from the three months ended September 30, 2001 to the three months ended September 30, 2002 and 5% for the nine months ended September 30, 2002 over the comparable period in 2001.

Third quarter royalty revenue from laser technology patents held by the Company for 2002 and 2001 remained relatively flat at $1.6 million. For the nine months ended September 30, royalty revenue was $4.7 million in 2002 compared with $5.1 million in 2001. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Divested and discontinued product lines include the operating results from the two components of the laboratory services business sold in August 2001 and February 2002 (see Note 11 to the Consolidated Financial Statements).

Operating Income

The analysis below provides a reconciliation of revenues on a reported and comparable basis ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

Operating Income as reported	$52,767	$27,562	91%	$141,071	$78,579	80%
Add back: Merger costs, unusual items and loss on sale of business	—	10,853		7,384	28,862

Operating Income excluding unusual items	$52,767	$38,415	37%	$148,455	$107,441	38%
Add back: Goodwill amortization	—	4,510		—	13,359

Operating Income excluding goodwill amortization	$52,767	$42,925	23%	$148,455	$120,800	23%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating Margins as reported, as a percentage of total revenue	25.8%	15.0%	24.1%	15.1%
Operating Margins excluding unusual items, as a percentage of revenue before reimbursable expenses	27.1%	22.2%	26.7%	21.9%
Operating Margins excluding unusual items and goodwill amortization, as a percentage of revenue before reimbursable expenses	27.1%	24.8%	26.7%	24.6%

The improvement in operating margins from 2001 to 2002, excluding goodwill amortization and unusual items, was primarily a result of the revenue growth discussed above, cost synergies realized in the integration of the Company’s acquisitions and our continued focus on improving cost efficiencies.

Segment Operating Income

Insurance Services had third quarter 2002 operating income of $39.9 million, resulting in an operating margin of 46.2%, compared with $33.8 million or 46.5% or revenue in the third quarter of 2001. For the nine months ended September 30, operating income was $115.9 million or 46.7% of revenue in 2002 compared to $94.8 million or 45.2% of revenue in 2001. Excluding goodwill amortization, third quarter operating margins were 47.0% and nine-month operating margins were 45.7% in 2001.

Business & Government Services had third quarter 2002 operating income of $28.1 million, resulting in an operating margin of 26.3% compared with 18.1% in the third quarter of 2001. For the nine months ended September 30, operating income was $74.5 million or 24.6% of revenue in 2002 compared to $48.1 million or 19.1% of revenue in 2001. Excluding goodwill amortization, third quarter operating margins were 22.4% and nine month operating margins were 23.6% in 2001. The margin increases from comparable periods in 2001 are primarily due to revenue growth and cost control measures across the segment.

Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit both Insurance Services and Business & Government Services. Corporate and shared expenses were $16.2 million for the third quarter of 2002, up from $12.5 million in 2001 and $44.6 million for the first nine months of 2002, up from $37.3 million in 2001. The increase in corporate and shared expenses is primarily due to the increase in compensation expense recognized under employee stock plans and incentives and additional resources to support the growth of the Company.

Loss on Sale of Business

In August 2001, the Company sold its laboratory services business to LabOne, Inc. for $49 million and retained certain assets. The results of this business historically have been included in the Insurance Services business segment. Operating segment results have been restated for all periods to reflect the sale of this line of business. Operating income for the quarter ended September 30, 2001 includes a $10.9 million loss on the sale. Net income for the quarter ended September 30, 2001 includes $21.4 million (including tax expense of $10.5 million) after-tax loss on the sale of the laboratory services business.

Merger-related Costs and Unusual Items

Unusual items of $7.4 million recorded in the second quarter of 2002 included a write-down of minority investments in start-up companies of $2.4 million, asset impairments of technology initiatives of $3.0 million, $1.4 million of expenses primarily related to the closure of two facilities and remaining obligations, and $0.6 million of severance and termination benefits. Merger-related costs and unusual items of $18.0 million in the first quarter of 2001 primarily related to the DBT merger in May 2000 and related integration of the Company’s two public records businesses in connection with this merger, the plan for which was finalized in the first quarter of 2001. The merger-related costs and unusual items in 2001 include asset impairments, stay bonuses, severance and termination benefits, and duplicate data and lease exit costs (See Note 2 to the Consolidated Financial Statements).

Interest Expense, net

Interest expense, net was $2.0 million for the third quarter of 2002, down from $2.9 million in 2001 and $6.7 million for the nine months ended September 30, 2002, a decrease of $1.3 million from $8.0 million in the first nine months of 2001 due to lower average debt outstanding and lower interest rates.

Income Taxes

ChoicePoint’s overall effective tax rate was 38.4% for the third quarter of 2002 and 39.7% for the three months ended September 30, 2001. For the first nine months of 2002, our effective tax rate was 38.4% compared with 39.7% for the first nine months of the prior year. Excluding goodwill amortization, merger-related costs and unusual items, our effective tax rate for the nine months ended September 30, 2002 was 38.4% compared to 38.0% for the same period of 2001.

Financial Condition and Liquidity, Including Off-Balance Sheet Items

The Company’s sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses), and long-term debt. On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. Total borrowings under the Credit Facility were $90 million at September 30, 2002. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the “Former Credit Facility”) (see Note 7 to the Consolidated Financial Statements). Total borrowings under the Former Credit Facility were $155 million at December 31, 2001. In addition, there was $2.6 million of other long-term debt outstanding at September 30, 2002. There were no short-term borrowings at September 30, 2002.

In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, and without recourse, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility is an off-balance sheet financial instrument that permits the advance of up to $100 million on the sale of accounts receivable. There were no sales of accounts receivable under the Receivables Facility during 2001 or the first nine months of 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the construction of its data center facility that will be constructed in 2002. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the property, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. The Financial Standards Accounting Board is currently working on a new standard that might change current generally accepted accounting principles in the United States to require the Company to consolidate the synthetic leases. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company was required to change its accounting for the synthetic leases based on a new accounting principle, our assets and debt would have increased by $40.7 million at September 30, 2002 and the Company would have recorded additional depreciation expense of approximately $625,000 for the nine months ended September 30, 2002 related to the $25 million synthetic lease. No depreciation would have been recorded related to the amount drawn down under the $52 million synthetic lease since the data center facility is still under construction.

Contractual obligations and the related future payments at September 30, 2002 are as follows:

		Payments Due by Period

(In thousands)	Total	2002	2003	2004	Thereafter

Debt	$92,204	$104	$130	$140	$91,830
Capital Lease Obligations	407	244	163	—	—
Operating Leases and Other Commitments	64,468	4,529	16,246	13,553	30,140

Total Contractual Cash Obligations	$157,079	$4,877	$16,539	$13,693	$121,970

Derivative financial instruments at September 30, 2002 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the Company’s interest expense. At September 30, 2002, the total notional amount under these swap agreements was $67 million and the Company paid a weighted average fixed rate of 5.15% during the third quarter of 2002. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2002, the fair value of the outstanding interest rate swap agreements was a liability of $4.4 million which has been recorded net of taxes in accumulated other comprehensive loss (“OCL”) in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 8 to the Consolidated Financial Statements).

The Company had a fifth interest rate swap agreement with a notional amount of $125 million to limit the effect of changes in the benchmark interest rate (LIBOR) on $125 million of the Company’s borrowings. This interest rate swap agreement expired in August 2002.

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

Cash and cash equivalents totaled $22.1 million as of September 30, 2002. Cash provided by operations was $97.7 million for the first nine months of 2002 compared to $70.4 million for the first nine months of 2001. The increase in cash provided by operations was primarily attributable to the increased net income as compared to the first nine months of 2001. During the first nine months of 2002, ChoicePoint continued to invest in future growth. Cash used by investing activities was $81.1 million, consisting of $45.7 million for acquisitions, $15.6 million for property and equipment and $19.8 million for other asset additions, primarily purchased data files and internally developed and externally purchased software. In the first nine months of 2001, cash used by investing activities was $147.7 million, including $153.0 million for acquisitions, $16.2 million for additions to property and equipment and $27.4 million for additions to other assets, partially offset by $49.0 million received from the sale of the laboratory services business. Excluding the data center facility construction discussed above, the Company anticipates full-year capital expenditures to be in the range of $50 million to $55 million for 2002, which will be used primarily for the development of a new public records technology platform, new product development, system upgrades, and other assets, including purchased data files and internally developed and externally purchased software. Cash used by financing activities of $47.6 million in the first nine months of 2002 included $65.0 million of net payments on the Credit Facility and the Former Credit Facility offset by $19.5 million of proceeds from the exercise of stock options. Cash provided by financing activities of $92.8 million in the first nine months of 2001 included $76.0 million of net proceeds from the Former Credit Facility and $20.1 million of proceeds from the exercise of stock options offset by purchases of stock held by our employee benefit trust of $2.0 million.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding merger-related costs and unusual items, increased $10.0 million in the third quarter of 2002, or 18.4%, from the third quarter of 2001, to $64.4 million. For the first nine months ended September 30, 2002, EBITDA increased $29.5 million, or 19.4%, to $181.6 million. EBITDA margins increased from 31.5%, of revenue without reimbursable expenses, for the third quarter of 2001 to 33.1% for the third quarter of 2002 due to ChoicePoint’s strong operating performance. The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles and may differ from that of other companies) because such data is used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

Economic Value Added (“EVA”) measures the value created in excess of the cost of capital used to run the business. The Company uses EVA as a performance measure to make operational, capital and compensation decisions. EVA increased $3.6 million in the third quarter of 2002 and $6.8 million for the nine months ended September 30, 2002 due primarily to strong operating results and capital management.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

Cumulative Effect of Change in Accounting Principle

ChoicePoint adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the second quarter of 2002, the Company completed its impairment review and recorded a $39.1 million non-cash pretax charge for the impairment of goodwill resulting primarily from the EquiSearch Services, Inc. acquisition in 1998 and the Internet business the Company acquired as part of the DBT merger in May 2000. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (see Note 12 to the Consolidated Financial Statements). In order to enhance comparability, the Company compares current year results to the prior year exclusive of this charge.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations as well as third-party appraisals in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could produce different financial results.

Intangible assets: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint has assessed its intangible assets for impairment during the nine months ending September 30, 2002, and is required to assess these assets on at least an annual basis thereafter. The Company’s intangible assets are primarily made up of goodwill, software, customer relationships, data files and non-compete agreements related to acquisitions. In assessing the recoverability of ChoicePoint’s intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, ChoicePoint may be required to record impairment charges for these assets.

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

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company periodically evaluates the recoverability of capitalized costs or as changes in circumstance suggest a possible impairment may exist. Primarily in connection with the DBT Merger and integration of the Company’s public records businesses in 2001 and reevaluation of technology initiatives in second quarter 2002, capitalized software costs were written down by $2.7 million and $3.0 million, respectively. Amortization of capitalized software costs amounted to $6.9 million and $5.4 million for the nine months ended September 30, 2002 and 2001.

Postretirement benefit obligations: In connection with developing the Company’s projected liabilities for postretirement benefits, management is required to make estimates and assumptions which affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions provided by the Company’s independent actuaries. Actual results could differ from these estimates.

Forward-Looking Statements

Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company’s services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the public records market and privacy matters affecting the Company, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisitions, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Additional information concerning these risks and uncertainties is contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of September 30, 2002. The information below should be read in conjunction with Notes 7 and 8 to the Consolidated Financial Statements.

As of September 30, 2002, $90 million was outstanding under the Credit Facility which bears interest at variable rates based on LIBOR plus an applicable margin. The Company’s interest rate under the Credit Facility was 2.55% as of September 30, 2002. At September 30, 2002, $40.7 million was outstanding under the Company’s synthetic lease agreements. At September 30, 2002, ChoicePoint has four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at September 30, 2002 ($42 million of which relates to forward swaps that are effective May 2003) and mature in August 2007. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at September 30, 2002, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $900,000 based on the Company’s current level of borrowing. As noted above, as of September 2002, $40.7 million is outstanding under the synthetic lease agreements, all of which is hedged with the Swap Agreements. In addition, $90 million is outstanding under the Credit Facility.

Item 4.   Controls and Procedures

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization. Specifically, individuals may execute transactions without the proper authority or disclosure.

Disclosure controls and procedures are the Company’s controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On September 30, 2002, shareholders of the Company approved an amendment to the Articles of Incorporation to increase the authorized common stock of the Company from 100,000,000 shares to 400,000,000 shares.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

On September 30, 2002 the Company held a Special Meeting of Shareholders. The following matter was submitted to a vote of security holders:

Votes cast to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock that the Company may issue from 100,000,000 shares to 400,000,000 shares:

FOR	AGAINST	ABSTAIN
55,726,666	18,942,049	283,989

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation of the Company, as amended.
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).
4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).
4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).
4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).
99.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC. (Registrant)

November 13, 2002	/s/ Derek V. Smith

Date	Derek V. Smith, Chairman and Chief Executive Officer (Duly Authorized Officer)

November 13, 2002	/s/ Steven W. Surbaugh

Date	Steven W. Surbaugh, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Derek V. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChoicePoint Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Derek V. Smith

Derek V. Smith Chairman and Chief Executive Officer

CERTIFICATION

I, Steven W. Surbaugh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChoicePoint Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Steven W. Surbaugh

Steven W. Surbaugh Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended.
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).
4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).
4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).
4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).
4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).
99.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.