Form 10-K
period 2002-12-31
CHOICEPOINT INC
filed 2003-03-27
CIK 1040596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-13069

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
None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☒   NO ☐

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2003: $3,631,379,568 (based on the price at which the registrant’s stock was last sold as of the last business day of its second fiscal quarter).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date; 86,685,810 shares of Common Stock, par value $.10 per share, outstanding as of March 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of ChoicePoint Inc.’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10 (as related to Directors), 11, 12 and 13.

     Portions of ChoicePoint Inc.’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference in Parts II and IV.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item X. Executive Officers of the Registrant
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EX-10.7 AMENDMENT #1 TO EMPLOYMENT AGREEMENT
EX-10.8 AMENDMENT #1 TO EMPLOYMENT AGREEMENT
EX-10.15 THIRD AMENDMENT TO DEFERRED COMP PLAN
EX-10.16 DEFERRED COMPENSATION PLAN #2
EX-10.20 FIRST AMENDMENT TO REVOLVING CREDIT AGR
EX-10.24 THIRD AMENDMENT TO MASTER AGREEMENT
EX-10.32 FIRST AMENDMENT TO MASTER AGREEMENT
EX-10.36 GEORGIA LEASE SUPPLEMENT AND SHORT FORM
EX-10.37 SUPPLEMENT TO GEORGIA LEASE
EX-10.38 PARTIAL LEASE TERMINATION AGREEMENT
EX-10.40 AMENDMENT #1 TO LOAN AGREEMENT
EX-10.41 AMENDMENT #2 TO LOAN AGREEMENT
EX-13 PORTIONS OF COMPANY'S 2002 ANNUAL REPORT
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
EX-23.2 NOTE REGARDING ARTHUR ANDERSEN LLP
EX-99.1 INDEPENDENT AUDITORS REPORT ON FIN STMT SC
EX-99.2 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
EX-99.3 CERTIFICATION OF CEO
EX-99.4 CERTIFICATION OF CFO

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY CHOICEPOINT INC. OR ITS MANAGEMENT CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS AND INFORMATION ARE BASED ON MANAGEMENT’S BELIEFS, PLANS, EXPECTATIONS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO CHOICEPOINT. THE WORDS “MAY,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “CONTINUE,” “BELIEVE,” “SEEK,” “ESTIMATE,” AND SIMILAR EXPRESSIONS USED IN THIS REPORT THAT DO NOT RELATE TO HISTORICAL FACTS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

     THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SUCH RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDE, BUT ARE NOT LIMITED TO THOSE DESCRIBED IN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RISK FACTORS.” MANY OF SUCH FACTORS ARE BEYOND CHOICEPOINT’S ABILITY TO CONTROL OR PREDICT. AS A RESULT, CHOICEPOINT’S FUTURE ACTIONS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND THE MARKET PRICE OF CHOICEPOINT’S COMMON STOCK COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY CHOICEPOINT. DO NOT PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. CHOICEPOINT DOES NOT INTEND TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY, OR ON BEHALF OF, CHOICEPOINT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1. Business

General

     ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”) incorporated in 1997, is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by the reality of risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy.

     Based on market share, ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. The Company operates its business through three primary service groups: Insurance Services, Business & Government Services and Marketing Services.

     The Insurance Services group provides information products, software and services used in the underwriting and claims processes by property and casualty insurers. Insurance Services’ major offerings include claims history data, motor vehicle records, police records, credit information and modeling services to the personal lines property and casualty market and customized policy rating and issuance software to the commercial insurance market. The Company also provided property inspections and audits to the commercial insurance market until the sale of this business in February 2003. The Business & Government Services group provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses, private investigators, consumers and federal, state and local government agencies. Major offerings include pre-employment background screenings and drug testing administration services, public record, background and relationship searches, vital records, tenant screening services, credential verification, due diligence information, Uniform Commercial Code searches and filings, people and shareholder locator information services, and DNA identification services. The Marketing Services group provides direct marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full range of products including data, print fulfillment, database and campaign management services, as well as Web-based delivery solutions.

     ChoicePoint’s strategic goal is to be a leading provider of enhanced information services to a broad range of industries. The Company is continuing to expand its data distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in business and government markets, pursuing acquisitions and strategic alliances, developing and enhancing key technological capabilities and maintaining solid financial performance.

Strategic Acquisitions, Divestitures and Alliances

     The Company’s acquisition strategy is to purchase or partner with organizations that add new data, markets and technology to ChoicePoint’s operations.

     To add to its drug testing medical review officer offerings, in 1997 ChoicePoint acquired the assets of Drug Free, Inc., a drug testing information services company. In April 1998, ChoicePoint acquired the assets of Attest National Drug Testing, Inc., a drug testing information services company, and in June 1998 acquired Application Profiles, Inc., a full service background investigation company. In October 1998, the Company acquired Informus Corporation (“Informus”) in order to leverage their Internet technology and expand its automated offerings in the pre-employment screening market. The Informus acquisition allows the Company to provide a complete range of Web-based solutions by integrating its pre-employment background and drug testing services over the Internet to its corporate customers, and the acquisition provided further growth opportunities for the Company in the small to mid-sized company market. Also in November 1998, the Company acquired Tyler-McLennon, Inc., a provider of employment background screening services and record searches.

     In October 1998, the Company acquired ChoicePoint Direct Inc., formerly known as Customer Development Corporation (“CPM”). CPM is a full-service, fully integrated database marketing company providing customized marketing programs primarily for clients in the insurance, consumer finance, publishing and banking industries.

     In November 1998, the Company acquired EquiSearch Services, Inc. (“EquiSearch”). The EquiSearch acquisition allowed the Company to expand its value-added applications of Company data and to offer consumer-benefit services. EquiSearch’s primary function is to contract with companies or stock transfer agents to locate lost stockholders of Fortune 1000 and other public corporations.

     In December 1998, in order to increase the Company’s presence in the personal automobile insurance market, ChoicePoint acquired DATEQ Information Network, Inc. (“DATEQ”), a provider of underwriting services to that market. The DATEQ acquisition allowed the Company to bring enhanced risk assessment products and services to its core insurance customer base.

     Also in December 1998, the Company sold its life and health insurance field underwriting services and insurance claim investigation services to PMSI Services, Inc. This transaction, when combined with the December 1997 sale of the paramedical examination business to Pediatric Services of America, Inc., completed ChoicePoint’s strategy of exiting the labor-intensive life and health and investigative field businesses.

     In May 1999, the Company purchased the assets of Washington Document Service, Inc., a leading nationwide court document research and retrieval company serving the legal market, which complemented the Company’s existing public record service. In July 1999, the Company acquired DataTracks Technology, Inc., a public record information company based in Sarasota, Florida. This acquisition strengthened the Company’s on-line public record data in the Florida market and brought a strong Web-based solution that is leveragable into certain markets and customers. In November 1999, the Company acquired the assets of DataMart, Inc. which provides software database services for ChoicePoint companies.

     In January 2000, the Company completed the sale of its operations in the United Kingdom to Experian Limited, including the CUE UK database, a proprietary database containing home and motor insurance claims information. Also in January 2000, the Company purchased Statewide Data Services, Inc. (“SDS”), the insurance industry’s largest provider of prospecting leads and related services to property and casualty agents. Management believes that this acquisition, combined with the Company’s underwriting information and direct marketing services, provides the insurance industry with a complete and integrated suite of direct marketing products and services.

     Effective February 1, 2000, the Company acquired NSA Resources, Inc. (“NSA”), one of the largest independent drug testing administration companies in the United States, to strengthen the Company’s position as a leading single-source provider of pre-employment solutions. NSA contracts with customers as a third-party administrator of drug tests used for determining employment eligibility.

     On May 16, 2000, the Company completed a merger with DBT Online, Inc., a public record services provider (“DBT”) and competitor of ChoicePoint Public Records Group (“ChoicePoint PRG”), whereby DBT shareholders received .525 shares (pre-split) of newly-issued shares of ChoicePoint common stock for each share of DBT common stock owned. Headquartered in Boca Raton, Florida, DBT serves corporations and the legal, insurance and investigative markets.

     In October 2000, the Company acquired RRS Police Records Management, Inc., a provider of police reports and related services to the property and casualty industry. In November 2000 the Company acquired the policy processing and interface management services assets of VIS’N Service Corporation and the data collection assets of Cat Data Group, LLC. In December 2000, the Company acquired the assets of Drug Free Consortium, to provide additional drug testing services.

     In January 2001, the Company acquired BTi Employee Screening Services, Inc. (“BTi”), an employee pre-screening services company and ABI Consulting Inc., a third-party administrator of workplace drug and alcohol testing programs. In February 2001, the Company acquired Insurity Solutions, Inc., a provider of Internet-based insurance rating, underwriting and policy servicing technology.

     In March 2001, the Company acquired certain assets of National Medical Review Offices, Inc., a large provider of medical review office services. In April 2001, the Company acquired The Bode Technology Group, Inc. (“Bode Labs”), a premier provider of DNA identification services.

     In July 2001, the Company acquired Marketing Information & Technology, Inc. (“CPPM”), a provider of large-scale direct marketing systems for Fortune 500 clients, and the pre-employment and drug testing businesses of Pinkerton’s, Inc., a unit of Securitas AB of Sweden.

     In August 2001, the Company sold the Osborn Group Inc., its laboratory services business, to LabOne, Inc., which completed the Company’s strategy to exit the life and health insurance market.

     In January 2002, the Company acquired certain assets from Experian Information Solutions, Inc. consisting of on-line consumer credit reporting, marketing and pre-screen list extract services for the insurance market. In April 2002, the Company acquired Total eData Corporation, an e-mail database company to complement its direct marketing services and provide other consumer marketing opportunities.

     In July 2002, the Company acquired L&S Report Service, Inc., a provider of police records, which made ChoicePoint the only police record provider with a nationwide reach, and in October 2002, the Company acquired Resident Data, Inc., a residential screening services provider to apartment manager companies, allowing the Company to better leverage the criminal and evictions data across a larger customer base.

     In December 2002, the Company acquired Vital Chek Network, Inc. (“Vital Chek”), a provider of proprietary technology and data management services that facilitate the remote ordering of certified birth, death, marriage and divorce certificates and in December 2002, the Company purchased Accident Report Services, Inc., a provider of police records to complement its current police records business.

     In January 2003, the Company acquired National Data Retrieval, Inc., a leading provider of public records information for bankruptcies, civil judgments and federal and state tax liens, which allows the Company to expand its civil record collection business and The List Source, Inc., d/b/a Kramer Lead Marketing Group, a marketing company serving the life and health insurance and financial services markets.

     In February 2003, the Company sold its CP Commercial Specialists division, a provider of property inspections and audits to the commercial insurance market.

Products and Customers

     As indicated above, the Company operates through three primary service groups: Insurance Services, Business & Government Services and Marketing Services. ChoicePoint’s offices are located throughout the United States. The Company’s business is not materially seasonal. The following table reflects the revenue generated by each of ChoicePoint’s three primary service groups, and from the royalty and divested and discontinued product lines, from 2000 through 2002 and the percentage contribution by each group to ChoicePoint’s revenue for each such year. The royalty revenue is generated from laser technology patents held by the Company. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Historical Revenue by Service Group

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Insurance Services	$332,521	44%	$281,046	45%	$235,737	44%
Business & Government Services	308,761	41	267,409	42	233,270	43
Marketing Services	105,833	14	76,461	12	63,549	12
Royalty	5,855	1	6,808	1	6,364	1

Subtotal	752,970	100%	631,724	100%	538,920	100%
Reimbursable Expenses	38,520		38,028		37,392
Divested & Discontinued Product Lines	72		24,243		54,613

Total	$791,562		$693,995		$630,925

     Insurance Services. ChoicePoint provides underwriting information to property and casualty insurance companies in the United States. Personal lines property and casualty insurance services include underwriting and claims information, such as motor vehicle reports, police reports, the Company’s Comprehensive Loss Underwriting Exchange (“C.L.U.E.®”) and Current Carrier™ database services, vehicle registration services, credit reports, modeling services, ChoicePointLink® (insurance agent software), and driver’s license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters) which enables them to underwrite in the auto and home insurance markets. Current Carrier is a proprietary database comprised of information regarding current and previous insurance coverage and possible lapses in coverage. ChoicePoint’s proprietary ChoicePoint Rules™ systems automate customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using system-to-system and Internet communications. ChoicePoint also provides modeling services to the personal lines property and casualty market and development of high-end customized application rating and issuance software for commercial customers. Until the sale of the CP Commercial Specialists group in February 2003, ChoicePoint provided services to the commercial property and casualty insurance market. Those services included commercial inspections for underwriting purposes and workers compensation audits of commercial properties. Until the sale of the Osborn Group, Inc. in August 2001, ChoicePoint also provided laboratory information services and related technology offerings to major life and health insurance companies in the United States.

     Business & Government Services. In addition to serving the property and casualty insurance markets, ChoicePoint provides risk management and fraud prevention services and related technology solutions and shareholder locator services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses, consumers and local, state and federal government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (i) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; and (ii) comprehensive drug screening program management and administration and due diligence and credential verification services to legal and professional service providers, (iii) tenant screening services; and (iv) DNA identification services and authentication services.

     The Company also provides enhanced information services to government agencies, such as (i) uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, (ii) providing parent locator services, which locate for the public sector individuals who are in violation of court mandates and (iii) providing information to certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud. In connection with its business and government services, the Company provides online and on-demand searches and filings of public business records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure. The Company provides services that facilitates ordering of certified vital records such as birth, death, marriage and divorce certificates.

     Marketing Services. ChoicePoint also provides direct marketing and database marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full range of products including data, print fulfillment, database and campaign management services, as well as Web-based solutions.

     For additional information regarding these service groups, see Note 11 to the Consolidated Financial Statements incorporated by reference into this report.

     Customers. ChoicePoint’s customer base includes substantially all domestic insurance companies, many Fortune 1000 corporations, non-profit organizations, small businesses, consumers and certain local, state and federal government agencies. The Company has more than 50,000 customers, none of which represented more than 10% of the Company’s total revenue in 2002.

     Each of ChoicePoint’s current service groups has the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.

Competition

     The Company operates in a number of geographic and product and service markets, which are highly competitive. In the Insurance Services market, ChoicePoint’s competitors include TML Information Services, Inc., Trans Union Corporation, Fair Isaac & Company, Inc., American Insurance Services Group, a unit of Insurance Services Office, Inc., Metropolitan Reporting Bureau, Explorer Information Services, American Driving Records and Insurance Information Exchange, L.L.C., a subsidiary of ISO Claims Services, Inc. In the Business & Government Services market, ChoicePoint’s competitors in the automated public records market currently include the Lexis-Nexis service of Reed Elsevier PLC, First Data Corporation, Seisint, Inc. and infoUSA Inc., while its competitors in the pre-employment screening and drug testing services market include various security companies and clinical laboratories, including pre-screening services of Automatic Data Processing, Inc., The First American Corporation, Total Information Services, a subsidiary of US Investigations Services, Inc., and Laboratory Corporation of America Holdings. Its competitors in the vital records market include USAVital.com, a subsidiary of Backgrounds USA, NationalBirthCertificate.com, Mantech International Corporation, Genesis Systems, Inc. and QS Technologies, Inc. Its competitors in database marketing services offerings include Acxiom Corporation, Knowledge Base Inc. and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by its subsidiary, EquiSearch, the Company competes with Keane Tracers, Inc. and Shareholder Communications Corporation. For DNA identification services, the Company competes with Orchid BioSciences, Inc. and Myriad Genetics Inc. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.

Sources of Supply

     ChoicePoint’s operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities and on-line search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, if material changes in state or federal laws regulating or prohibiting the distribution of public records were to occur, the Company’s business, financial condition and results of operations could be materially affected. In the event that such a termination occurs, the Company believes that it could acquire the data from other sources; however, such termination could have a material adverse effect on the Company’s financial condition or results of operations.

     ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The information comprising these databases is not owned by ChoicePoint, and the participating organizations could discontinue contributing information to the databases. If this were to occur, the Company’s financial condition and results of operations would be materially affected. ChoicePoint believes, however, that such an event is unlikely because contributors to the databases depend upon the aggregated information in such databases to conduct their business operations.

Employees

     As of December 31, 2002, ChoicePoint employed approximately 5,300 persons, none of whom were unionized. All of the Company’s workforce is employed in the United States. As of December 31, 2002, ChoicePoint employed approximately 280 individuals in Hartford, Connecticut in its Insurity facilities, approximately 65 individuals in Santa Ana, California at its ChoicePoint PRG location, approximately 290 individuals in Peoria, Illinois in its CPM location, approximately 100 individuals in the WorkPlace Solutions St. Petersburg, Florida office, approximately 25 employees in White Plains, New York at its EquiSearch offices, and approximately 50 individuals at the Boston, Massachusetts CPPM office. The Company has approximately 260 employees at the CPM Pensacola, Florida office, approximately 60 NSA employees in Nashville, Tennessee, approximately 65 employees at Bode Labs in Springfield, Virginia, approximately 65 BTi employees in Dallas, Texas, approximately 80 employees in the WorkPlace Solutions Los Angeles, California office, approximately 100 WorkPlace Solutions employees in the Charlotte, North Carolina office and 300 PRG employees in Boca Raton, Florida. ChoicePoint has approximately 60 employees at its Vital Chek office in Nashville, Tennessee and about 55 employees at the Resident Data offices in Dallas, Texas. Approximately 1,200 individuals are employed in the Atlanta area in the Company’s headquarters and four branch office locations. The balance of ChoicePoint’s employees is located in the Company’s remaining offices. ChoicePoint believes that its relations with its employees are good. There were approximately 130 employees at the Company’s CP Commercial Specialists office in Overland Park, Kansas, until the sale of this business in February 2003.

Proprietary Matters

     ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current duration for federal registrations range from seven to fifteen years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark is in use. Additional trademarks and trade names used in the Company’s business are registered and maintained in the U.S. ChoicePoint, the ChoicePoint logo, VitalChek®, AutoTrackXP® and C.L.U.E. are registered trademarks of ChoicePoint Asset Company, a wholly owned subsidiary of the Company.

     ChoicePoint owns a 62.5% interest in revenue relating to certain patents involving laser technology, which expires between November 2004 and May 2005. Upon the expiration of the applicable patent, ChoicePoint loses its right to exclude others from exploiting the inventions claimed therein, and accordingly, the obligations of third parties to make royalty payments will cease.

Item 2. Properties

     ChoicePoint’s principal executive offices are located in 206,000 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. As of December 31, 2002, ChoicePoint maintained approximately 80 other offices in the United States. These offices, all of which are leased, contain a total of approximately 780,000 square feet of space. Through ChoicePoint Health Systems Inc., ChoicePoint owns two laboratory facilities in Olathe, Kansas with approximately 76,000 square feet of space. Through CPM, ChoicePoint owns four buildings in Peoria, Illinois representing approximately 182,000 square feet of space. Through Vital Chek ChoicePoint owns two buildings in Nashville, Tennessee representing approximately 10,000 square feet. After the sale of CP Commercial Specialists in February 2003, the Company maintains approximately 56 offices in the United States for a total of approximately 720,000 square feet. The Company ordinarily leases office space of the general commercial type for conducting its business.

     In 2002, ChoicePoint began construction on a 200,000 square foot data center adjacent to its principal executive offices at the Alpharetta, Georgia location. Construction on the new data facility is anticipated to be completed in April 2003.

     In March 2003, ChoicePoint sold a building in Norcross, Georgia owned by ChoicePoint Services Inc. that represented approximately 8,400 square feet.

Item 3. Legal Proceedings

     ChoicePoint is involved in litigation from time to time in the ordinary course of its business. The Company does not believe that the outcome of any pending or threatened litigation will have a material adverse effect on the financial condition or results of operations of ChoicePoint. However, the ultimate disposition of such matters cannot be predicted with certainty and it is impossible to currently determine the ultimate costs that may be incurred in connection with the disposition of such matters. Moreover, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions materially adverse to the Company could be reached.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2002.

Item X. Executive Officers of the Registrant

     Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 10, 2003:

Name and Position	Age	Executive Officer Since

Derek V. Smith, Chairman and Chief Executive Officer	48	1997
Douglas C. Curling, President and Chief Operating Officer	48	1997
David T. Lee, Executive Vice President	43	1997
J. Michael de Janes, General Counsel and Secretary	45	1997
Steven W. Surbaugh, Chief Financial Officer	53	2002
David E. Trine, Treasurer and Corporate Controller	42	2000

     Derek V. Smith, 48, has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a Director of the Company since May 1997. He served as President of the Company from May 1997 until April 2002. He also serves as a director of The Stanley Works, a producer of tools and door products.

     Douglas C. Curling, 48, has served as President since April 2002 and as Chief Operating Officer of the Company since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from the spin-off in 1997 until May 1999.

     David T. Lee, 43, has served as Executive Vice President of the Company since May 1999 and served as Senior Vice President from the spin-off in 1997 until May 1999.

     J. Michael de Janes, 45, has served as General Counsel and Secretary since April 1998 and served as General Counsel and Assistant Secretary from August 1997 to April 1998.

     Steven W. Surbaugh, 53, has served as Chief Financial Officer since April 2002. Prior to April 2002, he was a partner with Arthur Andersen LLP for more than five years, where he most recently served as the partner-in-charge of the real estate, financial services and not-for-profit audit practices in the Atlanta, Georgia office.

     David E. Trine, 42 has served as Treasurer since May 2000 and served as Vice President – Corporate Controller from May 1999 to May 2000. He served as Vice President – Finance and Accounting of the Company from the spinoff in 1997 until May 1999.

     There are no family relationships among the executive officers of the Company, nor are there any arrangements or understandings between any of the executive officers and any other persons pursuant to which they were selected as executive officers. The Board of Directors may elect an executive officer or officers at any meeting of the Board of Directors. Each executive officer is elected to serve until his successor has been elected and has duly qualified. Elections of executive officers generally occur each year at the Board of Directors meeting held in conjunction with the Company’s Annual Meeting of Shareholders. In addition, the Chief Executive Officer is authorized to appoint certain officers of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “CPS.” Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions “Market Information” and “Quarterly Stock Performance” on page 48 of the 2002 Annual Report to Shareholders (the “Annual Report”), a copy of which page is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

     The Company does not pay cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data

     The information included under the caption “Financial Highlights” on the inside front cover page of the Annual Report, a copy of which page is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General –

     The information included under the caption “Management’s Discussion and Analysis” on pages 18 through 25 of the Annual Report, a copy of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

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

     The risk factors below contain forward-looking statements regarding ChoicePoint. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page 1, following the “Table of Contents.”

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

     The acquisition or consolidation of our customers by another company could decrease the demand for our products and services. After consolidation, these companies may reorganize management responsibilities or strategic and purchasing decisions that could adversely affect demand for our products and services. We may lose business relationships with key contacts within a customer’s organization due to budget cuts, layoffs, or other changes resulting from an acquisition or consolidation. The consolidation of companies also may alter the technological infrastructure of the combined entity, and our products and services may not be compatible with the new technological system.

Acquisitions

     Our long-term business strategy includes growth through acquisitions. While we believe we have been successful in implementing this strategy during prior years, we are not certain that we will complete future acquisitions on acceptable terms or that we will successfully integrate any acquired assets, data or businesses into our operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	assuming potential liabilities arising from the products of an acquired company;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core business;

•	impairing relationships with employees, customers, and strategic partners;

•	incurring expenses associated with the amortization of other intangibles;

•	incurring expenses associated with a write-off of a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits; or

•	diluting the share value and voting power of existing shareholders.

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

Competition

     The information industry in which we operate is highly competitive, and we expect it to remain highly competitive. In each of our markets, we compete on the basis of price, quality, customer service, product and service selection. Our competitive position in various market segments depends upon the relative strength of our competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, they may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away from us. We cannot be assured that we will be able to maintain or strengthen our competitive position in our market segments, especially against larger competitors. If we fail to successfully compete, our business, financial condition and results of operations may be adversely affected.

Government Regulation and Adverse Publicity

     Because we use personal and public record information to search our databases and access the databases of others, we are vulnerable to government regulation and adverse publicity concerning these uses. We provide many types of data and services which already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Drivers’ Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, motor vehicle reports, and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information. The following legal and regulatory developments could have a material adverse affect on our business, financial condition, and results of operations:

•	amendment, enactment, or interpretation of laws and regulations which restrict the access and use of personal information and reduce the supply of data available to our customers;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing;

•	failure of our products and services to comply with current laws and regulations; and

•	failure of our products and services to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

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

System Interruptions

     System interruptions could delay and disrupt our products and services, cause harm to our business and reputation, and result in a loss of customers. We depend heavily upon our computer systems, most of which are located in Alpharetta, Georgia and Boca Raton, Florida, to provide reliable, uninterrupted service. Certain events beyond our control, such as fires, floods, earthquakes, hurricanes, power losses, and telecommunications failures, could damage our computer networks and temporarily or permanently interrupt services to our customers. Our systems in Boca Raton, Florida are particularly susceptible to hurricanes. These interruptions also may interfere with our suppliers’ ability to provide data and our employees’ ability to attend work and perform their responsibilities. We have attempted to shield our systems from interruptions and failures, and we carry property and business interruption insurance in case these events occur. However, our system safeguards and our insurance still may not adequately protect us from losses arising from system interruptions.

Security Breaches

     Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. We have instituted many security measures to protect our systems and to assure the marketplace that our systems are secure. However, despite such security measures, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers, or similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks. A security or privacy breach may affect us in the following ways:

•	deterring customers from using our products and services;

•	harming our reputation;

•	exposing us to liability;

•	increasing our operating expenses to correct problems caused by the breach;

•	affecting our ability to meet our customers’ expectations; or

•	causing inquiry from governmental authorities.

Economy

     The current general economic downturn could continue to result in a reduced demand for our products and services. Our revenues are dependent to a certain extent upon general economic conditions and upon conditions in the industries we serve. Certain of our revenues are derived from pre-employment screening services. The revenue growth and profitability of our business depends on the overall demand for our existing and new products. A softening of demand for our information services caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. We cannot be certain that our future revenues, results of operations, cash flows and profitability will not fluctuate on a quarterly or annual basis or that we will be able to refinance our existing Credit Facility or Receivables Facility.

Direct Marketing

     Our direct marketing products and services could be vulnerable to the following risks:

•	development of other methods of sales and advertising that are more effective than direct marketing;

•	changes in laws and regulations relating to data privacy, in particular, email privacy; and

•	increases in postal rates or disruption in the availability of postal services that could increase the cost of direct mail production and processing and reduce demand for information among our direct mail customers; and

•	loss of use or data by third parties.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2002. The information below should be read in conjunction with Note 5 of the “Notes to Consolidated Financial Statements” on pages 39 and 40 of the Annual Report, copies of which pages are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.

     On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The applicable margins range from .475% to 1.2% per annum based on ChoicePoint’s leverage ratio. The average interest rate based on the terms of the Credit Facility at December 31, 2002 was 2.0%. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility with a group of banks. As of December 31, 2002, $95 million was outstanding under the Credit Facility. In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable subject to limitations. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended to July 2003. Net borrowings under the Receivables Facility were $85 million at December 31, 2002. The average interest rate based on the terms of the Receivables Facility at December 31, 2002 was approximately 2.0%. The Company has entered into four interest rate swap agreements (the “Swap Agreements”) to reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on its synthetic leases. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements are forward starting swaps which have a total notional amount of $42 million, become effective May 2003 and mature in August 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments with a fixed rate between 4.6% and 6.5%.

     Based on the Company’s overall interest rate exposure at December 31, 2002, a 1% change in interest rates would result in a change in annual pretax interest expense of approximately $1.8 million based on the Company’s level of borrowing at that date.

Item 8. Financial Statements and Supplementary Data

     The information included under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” on pages 29 through 47 of the Annual Report, copies of which pages are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Upon the recommendation of the audit committee of the board of directors the board appointed Deloitte & Touche LLP as the Company’s independent public accountants for 2003. This appointment is subject to ratification by the shareholders at the Company’s 2003 annual meeting scheduled for April 29, 2003. The Company previously reported a change of accountants on a Current Report on Form 8-K filed March 22, 2002. The Company has no disagreements with Deloitte & Touch LLP or the former accountants, Arthur Andersen LLP, on accounting or financial disclosure issues.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item with respect to Directors of the Company is included in the sections entitled “Proposal No. 1 — Election of ChoicePoint Directors” and “Other Matters - ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company’s executive officers is set forth in Part I of this report.

Item 11. Executive Compensation

     The information required by this Item is included in the sections entitled “ChoicePoint Executive Compensation,” “Management Compensation and Benefits Committee Report on Executive Compensation,” “Election of ChoicePoint Directors,” “ChoicePoint Executive Compensation — Employment Agreements and Change-in-Control Arrangements,” “ChoicePoint Executive Compensation Committee Interlocks and Insider Participation,” and “ChoicePoint Stock Performance Graph” of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is included in the sections entitled “ChoicePoint Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is included in the section entitled “Other Matters — Certain Relationships and Related Transactions” of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures

     As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization. Specifically, individuals may execute transactions without the proper authority or disclosure.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Index to exhibits, financial statements and schedules.

     (1) Financial Statements

     Consolidated Balance Sheets as of December 31, 2002 and 2001 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

     Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

     Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

     Notes to Consolidated Financial Statements are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

     Report of Deloitte & Touche LLP on the foregoing 2002 financial statements is incorporated by reference from the Annual Report, and is included in Exhibit 13 hereto.

     Report of Arthur Andersen LLP on the foregoing financial statements for the years ended 2001 and 2000 and the Explanatory Note regarding such report are incorporated be reference from the Annual Report and are included in Exhibit 13 hereto.

     (2) Financial Statement Schedules

     Schedule II — Consolidated Valuation and Qualifying Accounts is included as a schedule herein.

     Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required by Item 601 of Regulation S-K:

     The following exhibits are included in this Form 10-K:

Exhibit
Number		Description

2.1	—	Purchase Agreement, by and among ChoicePoint Inc., ChoicePoint Acquisition Corporation and DBT Online, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000)
3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.1	—	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997)
4.2	—	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-A, filed August 17, 1999)
4.3	—	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000)
4.4	—	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta as dated July 30, 2002 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-A/A, filed July 30, 2002)
4.5	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)
10.1	—	Employment Agreement, dated April 1, 1997, by and between DBT Online, Inc. and Frank Borman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.2	—	Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.3	—	Form of Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.4	—	Form of Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.5	—	Form of Employment and Compensation Agreement between the Company and J. Michael de Janes dated as of April 25, 2002 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.6	—	Form of Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.7	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003.
10.8	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003.

10.9	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.10	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.11	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)
10.12	—	ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000)
10.13	—	First Amendment to the ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-102249)
10.14	—	Second Amendment to the ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, File No. 333-102249)
10.15	—	Third Amendment to the ChoicePoint Inc. Deferred Compensation Plan.
10.16	—	ChoicePoint Inc. Deferred Compensation Plan No. 2
10.17	—	Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.18	—	Tax Sharing and Indemnification Agreement, dated as of July 31, 1997, by and between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.19	—	Revolving Credit Agreement dated as of May 10, 2002 among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, U.S. Bank National Association and BNP Paribas, as Documentation Agents, and First Union Securities, Inc. (D/b/a/Wachovia Securities) and SunTrust Capital Markets, Inc., as Co-Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002)
10.20	—	First Amendment to the Revolving Credit Agreement, dated as of December 30, 2002, among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent.
10.21	—	Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc., SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.11(a) of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.22		First Amendment to the Master Agreement, dated as of September 30, 1998, among ChoicePoint, Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.23	—	Second Amendment to the Master Agreement, dated as of December 30, 1999, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.24	—	Third Amendment to the Master Agreement, dated as of December 20, 2002, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, as Agent.
10.25	—	Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.11(b) of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.26	—	Georgia Lease Supplement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc., as Agent, (incorporated by reference to Exhibit 10.11(c) of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.27	—	First Amendment to the Georgia Lease Supplement, dated September 30, 1998, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.28	—	Second Amendment to the Georgia Lease Supplement, dated December 30, 1999, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.29	—	Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as Guarantor (incorporated by reference to Exhibit 10.11(d) of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.30	—	Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.11(e) of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
10.31	—	Master Agreement, dated as of August 29, 2001, among ChoicePoint Inc., as Guarantor, ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc. that may hereafter become party hereto, as Lessees, Atlantic Financial Group, LTD., as Lessor, Certain Financial Institutions Parties Hereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001)

10.32	—	First Amendment to the Master Agreement, dated as of December 20, 2002, among ChoicePoint Inc., as Lessee and Guarantor, Atlantic Financial Group, LTD, as Lessor, and SunTrust Bank, as Agent, and SunTrust Bank, Fleet National Bank, and BNP Paribas, as Lenders.
10.33	—	Master Lease Agreement, dated as of August 29, 2001, between Atlantic Financial Group, LTD., as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001)
10.34	—	Guaranty Agreement from ChoicePoint Inc., dated as of August 29, 2001 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001)
10.35	—	Construction Agency Agreement, dated as of August 29, 2001, among Atlantic Financial Group, Ltd. and ChoicePoint Inc., as Construction Agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001)
10.36	—	Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas Limited Partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.)(Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee.
10.37	—	Supplement to Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas limited partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.) (Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee.
10.38	—	Partial Lease Termination Agreement, dated as of August 29, 2001, by and between SunTrust Banks, Inc., as Lessor, and ChoicePoint Inc., as Lessee.
10.39	—	Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)
10.40	—	Amendment #1 to Loan Agreement, dated July 1, 2002 among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator.
10.41	—	Amendment #2 to Loan Agreement, dated December 31, 2002 among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator.
10.42	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other subsidiary of ChoicePoint Inc. that hereafter becomes a party hereto, as Originators, and ChoicePoint Capital Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)
10.43	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)
10.44	—	Loan Agreement, dated as of August 29, 2001, among Atlantic Financial Group, Ltd., as Lessor and Borrower, the financial institutions party hereto, as Lenders, and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2001)
10.45	—	Sublease Agreement, dated as of July 31, 1997, between Equifax Inc. and Equifax Services Inc. (for certain property and building located at 1525 Windward Concourse, Alpharetta, Georgia [J.V. White Technology Center]) (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997)
13	—	The inside front cover and pages 17 — 48 of the Company’s 2002 Annual Report To Shareholders.
21	—	Subsidiaries of the Company.
23.1	—	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	—	Note Regarding Arthur Andersen LLP.
99.1	—	Independent Auditors’ Report on Financial Statement Schedule — Deloitte & Touche LLP.
99.2	—	Report of Independent Public Accountants on Financial Statement Schedule — Arthur Andersen LLP.
99.3	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	—	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

     (b) Reports on Form 8-K

     A report on Form 8-K, filed December 2, 2002, announced the Company’s acquisition of Vital Chek Network, Inc. and Vital Chek Network of Canada, Inc. pursuant to a Stock Purchase Agreement by and among ChoicePoint Inc., ChoicePoint Services Inc., Vital Chek Network, Inc., Vital Chek Network of Canada, Inc. and the stockholders listed therein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 26, 2003.

CHOICEPOINT INC.

By:	/s/ Derek V. Smith

Derek V. Smith
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek V. Smith Derek V. Smith	Chairman and Chief Executive Officer and Director	March 26, 2003

/s/ Steven W. Surbaugh Steven W. Surbaugh	Chief Financial Officer	March 26, 2003

/s/ Thomas M. Coughlin Thomas M. Coughlin	Director	March 25, 2003

/s/ Douglas C. Curling Douglas C. Curling	President, Chief Operating Officer and Director	March 26, 2003

/s/ James M. Denny James M. Denny	Director	March 25, 2003

/s/ Dr. John J. Hamre Dr. John J. Hamre	Director	March 26, 2003

/s/ Bonnie G. Hill Bonnie G. Hill	Director	March 24, 2003

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 27, 2003

/s/ Bernard Marcus Bernard Marcus	Director	March 27, 2003

/s/ Terrence Murray Terrence Murray	Director	March 25, 2003

/s/ Charles I. Story Charles I. Story	Director	March 24, 2003

CERTIFICATION

I, Derek V. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of ChoicePoint Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/s/ Derek V. Smith

Derek V. Smith
Chairman and Chief Executive Officer

CERTIFICATION

I, Steven W. Surbaugh, certify that:

1.	I have reviewed this annual report on Form 10-K of ChoicePoint Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/s/ Steven W. Surbaugh

Steven W. Surbaugh
Chief Financial Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001 and 2000

	Balance at	Charged to Costs	Charged			Balance at End
	Beginning of	&	to Other			of
Description	Period	Expenses	Accounts		Deductions	Period

	(In thousands)
Year ended December 31, 2002
Allowance for Doubtful Accounts	$4,634	$3,880	$385	(1)	$(3,921)	$4,978
Merger & Exit Cost Reserves	7,131	1,953	2,997	(1)	(7,264)	4,817
Year ended December 31, 2001
Allowance for Doubtful Accounts	5,787	3,246	507	(1)	(4,906)	4,634
Merger & Exit Cost Reserves	4,270	5,316	9,363	(1)	(11,818)	7,131
Year ended December 31, 2000
Allowance for Doubtful Accounts	4,670	2,835	492	(1)	(2,210)	5,787
Merger & Exit Cost Reserves	4,556	11,263	1,224	(1)	(12,773)	4,270

(1)	Represents allowances established in connection with acquisitions.