Form 10-Q
period 2003-03-31
CHOICEPOINT INC
filed 2003-05-13
CIK 1040596

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $.10 Par Value	86,842,859

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
INDEX

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

(In thousands, except per share data)	2003	2002

Revenue from products and services	$184,005	$158,642
Reimbursable expenses (Note 4)	10,944	10,019

Total revenue	194,949	168,661

Costs and expenses:
Cost of services	99,786	84,014
Reimbursable expenses	10,944	10,019
Selling, general and administrative	32,416	30,406

Total costs and expenses	143,146	124,439

Operating income	51,803	44,222
Interest expense	1,006	2,286

Income from continuing operations before income taxes	50,797	41,936
Provision for income taxes	19,506	16,097

Income from continuing operations	31,291	25,839
Income from discontinued operations, net of tax (Note 9)	991	1,575
Gain on sale of discontinued operations, net of tax (Note 9)	32,893	—
Cumulative effect of change in accounting principle, net of tax (Note 10)	—	(24,416)

Net income	$65,175	$2,998

Earnings per share (Note 5)
Basic:
Income from continuing operations	$0.37	$0.31
Income from discontinued operations, net	0.01	0.02
Gain on sale of discontinued operations, net	0.38	—
Cumulative effect of change in accounting principle, net	—	(0.29)

Net income	$0.76	$0.04

Weighted average shares — basic	85,609	83,931
Diluted:
Income from continuing operations	$0.35	$0.29
Income from discontinued operations, net	0.01	0.02
Gain on sale of discontinued operations, net	0.37	—
Cumulative effect of change in accounting principle, net	—	(0.27)

Net income	$0.73	$0.03

Weighted average shares — diluted	89,374	88,969

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except par values)	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,553	$34,359
Accounts receivable, net of allowance for doubtful accounts of $5,290 in 2003 and $4,978 in 2002	158,798	143,610
Deferred income tax assets	6,772	6,557
Other current assets	20,961	20,809

Total current assets	212,084	205,335
Property and equipment, net	67,798	66,221
Goodwill	596,645	578,608
Other acquisition intangible assets	49,278	42,572
Deferred income tax assets	12,822	12,672
Other	71,384	73,602

Total Assets	$1,010,011	$979,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$80,257	$85,387
Accounts payable	38,112	31,825
Accrued salaries and bonuses	18,059	37,801
Accrued taxes	35,665	—
Other current liabilities	57,250	47,683

Total current liabilities	229,343	202,696
Long-term debt, less current maturities	33,054	97,059
Postretirement benefit obligations	35,704	37,853
Other long-term liabilities	19,550	18,795

Total liabilities	317,651	356,403

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 86,887 in 2003 and 86,555 in 2002	8,688	8,655
Paid-in capital	354,298	345,426
Retained earnings	352,962	287,787
Accumulated other comprehensive loss, net	(3,109)	(2,881)
Treasury stock, at cost, 1,197 shares in 2003 and 1,065 shares in 2002	(20,479)	(16,380)

Total shareholders’ equity	692,360	622,607

Total Liabilities and Shareholders’ Equity	$1,010,011	$979,010

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Treasury Stock	Total

Balance, December 31, 2002		$8,655	$345,426	$287,787	$(2,881)	$(16,380)	$622,607
Net Income	$65,175	—	—	65,175	—	—	65,175
Change in fair value of derivatives, net of deferred taxes of $159	(238)	—	—	—	(238)	—	(238)
Other	10	—	—	—	10	—	10

Comprehensive income	$64,947

Restricted stock plans, net		2	910	—	—	—	912
Common stock redeemed		—	—	—	—	(99)	(99)
Stock options exercised		31	4,678	—	—	—	4,709
Stock purchased by employee benefit trusts						(4,000)	(4,000)
Tax benefit of stock options exercised		—	3,284	—	—	—	3,284

Balance, March 31, 2003		$8,688	$354,298	$352,962	$(3,109)	$(20,479)	$692,360

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$65,175	$2,998
Cumulative effect of change in accounting principle, net of tax	—	24,416
Income from discontinued operations, net of tax	(991)	(1,575)
Gain on sale of discontinued operations, net of tax	(32,893)	—

Income from continuing operations	31,291	25,839
Adjustments to reconcile net cash provided by continuing operations:
Depreciation and amortization	13,391	10,583
Compensation recognized under employee stock plans, net	912	578
Tax benefit of stock options exercised	3,284	4,855
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(20,501)	(11,797)
Other current assets	2,674	1,553
Deferred income taxes	(379)	(2,296)
Current liabilities, excluding debt	2,285	(6,500)
Other long-term liabilities, excluding debt	(1,791)	758

Net cash provided by continuing operations	31,166	23,573
Net cash (used) provided by discontinued operations	(8,229)	636
Cash flows from investing activities:
Acquisitions, net of cash acquired	(37,608)	(15,000)
Cash proceeds from sale of business	87,000	—
Additions to property and equipment, net	(8,086)	(4,225)
Additions to other assets, net	(4,524)	(7,935)

Net cash provided (used) by investing activities	36,782	(27,160)
Cash flows from financing activities:
Payments on Former Credit Facility	—	(30,000)
Payments on Credit Facility	(102,000)	—
Borrowings under Credit Facility	38,000	—
Payments on Receivables Facility	(5,000)
Payments of other debt, net	(135)	(481)
Purchase of stock held by employee benefit trusts	(4,000)	—
Redemption of common stock	(99)	(858)
Proceeds from exercise of stock options	4,709	9,845

Net cash used by financing activities	(68,525)	(21,494)

Net decrease in cash and cash equivalents	(8,806)	(24,445)
Cash and cash equivalents, beginning of period	34,359	53,033

Cash and cash equivalents, end of period	$25,553	$28,588

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1. Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy. ChoicePoint’s businesses are focused on three primary markets — Insurance Services, Business & Government Services, and Marketing Services.

The Insurance Services group (“Insurance”) provides information products and services used in the underwriting and claims processes by property and casualty insurers. Major offerings to the personal lines property and casualty market include claims history data, motor vehicle records, police records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software to the commercial insurance market. Prior to the divestiture in February 2003 (Note 9), ChoicePoint also provided property inspections and audits to the commercial insurance market.

The Business & Government Services group (“B&G”) provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses, consumers and federal, state and local government agencies. Major offerings include employment background screenings and drug testing administration services, public record searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, authentication services and people and shareholder locator information searches.

The Marketing Services group (“Marketing”) provides direct marketing services to Fortune 1000 corporations, insurance companies, and financial institutions. Marketing Services offers a full complement of products, including data, print fulfillment, teleservices, database and campaign management services, as well as Web-based solutions.

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year.

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

4. Revenue and Expense Recognition

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenue for the majority of information products and services is generally billed on a transactional basis determined by customer usage with some fixed elements. Marketing Services revenues are recognized when projects are completed and delivered and are billed in accordance with contractual terms. Software revenues for our Insurance Services segment are generated primarily by licensing software systems (consisting of software and maintenance support) and providing professional services. Perpetual software arrangements require significant customization and are recognized under the percentage of completion method based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined. Multi-year software license agreements are recognized ratably over the term of the agreement. Maintenance and support agreements are marketed under annual or multi-year agreements and are recognized ratably over the period covered by the agreements. Software-related professional services are recognized as the service is performed. Certain software revenues from our Marketing Services segment represent hosting arrangements. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement.

The Company records certain revenue on a net basis. Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the three months ended March 31, pass-through expense was $150.0 million in 2003 and $115.2 million in 2002.

During the second quarter of 2002, the Company began applying the consensus reached in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”) which requires the presentation of certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified the prior periods presented herein to comply with the guidance in EITF 01-14. The application of the EITF had no impact on operating income, net income or earnings per share (“EPS”). Reimbursed materials, shipping and postage charges in the Company’s Marketing segment during the three months ended March 31 were $10.9 million in 2003 and $10.0 million in 2002 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

5. Earnings Per Share and Equity

Diluted EPS includes the dilutive effect of stock options (Note 7).

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002. Share and per share data for all periods presented have been adjusted to reflect the split.

Effective October 3, 2002, shareholders of the Company approved an amendment to the Articles of Incorporation to increase the authorized common stock of the Company from 100 million to 400 million shares.

6. Debt and Other Financing

On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. Total borrowings under the Credit Facility were $31.0 million at March 31, 2003. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the “Former Credit Facility”). There was $2.3 million of other long-term debt outstanding at March 31, 2003. There were no short-term borrowings at March 31, 2003.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended to July 2003. The Receivables Facility, which does not qualify for off-balance sheet treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain contractual removal-of-accounts provisions, has been recorded as an on-balance sheet financing transaction. The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $80.0 million at March 31, 2003 and $85.0 million at December 31, 2002.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. The Financial Standards Accounting Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which changed generally accepted accounting principles in the United States of America related to synthetic leases and would require the Company to consolidate its 2001 synthetic lease based on its current provisions. In order to maintain off balance sheet treatment of this synthetic lease, the Company plans to modify it prior to the July 1, 2003 effective date of FIN 46 for ChoicePoint. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $60.7 million at March 31, 2003 and the Company would have recorded additional depreciation expense of approximately $200,000 ($128,000 after tax) related to the $25 million synthetic lease for the first three months of 2003. No depreciation would have been recorded related to the amount drawn under the $52 million synthetic lease since the data center facility is still under construction.

At March 31, 2003, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements are forward starting swaps which have a total notional amount of $42 million, become effective May 2003 and mature in August 2007. ChoicePoint has designated all of these swaps as cash flow hedges to hedge the variability in expected future interest payments on $67 million of borrowings. The Company had a fifth interest rate swap agreement to reduce the impact of changes in the benchmark interest rate (LIBOR) on $125 million of borrowings which expired in August 2002. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $5.2 million as of March 31, 2003, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

7. Stock Options

During the first three months of 2003, stock options to purchase approximately 1.5 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB No. 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS No. 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share information):

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$65,175	$2,998
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(2,886)	(6,901)

Pro forma net income (loss)	$62,289	$(3,903)

Earnings per share:
Basic — as reported	$0.76	$0.04
Basic — pro forma	$0.73	$(0.05)
Diluted — as reported	$0.73	$0.03
Diluted — pro forma	$0.70	$(0.05)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Pricing Model.

8. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Net income	$65,175	$2,998
Change in fair value of derivatives, net of deferred taxes	(238)	1,068
Other	10	—

Comprehensive income	$64,947	$4,066

     9.     Acquisitions & Divestitures

During the three months ended March 31, 2003, the Company acquired National Data Retrieval, Inc., one of the nation’s leading providers of public records information for bankruptcies, civil judgments, and federal and state tax liens based in Alpharetta, Georgia, and The List Source, Inc. d/b/a/ Kramer Lead Marketing Group, a marketing company servicing the life and health insurance and financial services markets based in Dallas, Texas. These acquisitions extend ChoicePoint’s current product and service offerings in Marketing Services and B&G’s public records business. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method, was approximately $38.0 million in cash. Goodwill of $15.8 million was allocated to Business & Government Services, and $12.6 million was allocated to Marketing Services. The allocation of purchase price to the assets and liabilities of certain acquisitions is preliminary and subject to change based on the resolutions of pre-acquisition contingencies. The pro forma effect of these acquisitions is not material to the consolidated financial statements. As of March 31, 2003, ChoicePoint has approximately $3.3 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to these and prior acquisitions.

In February 2003, the Company sold its CP Commercial Specialists (“CPCS”) business to New Mountain Capital, L.L.C. for $87.0 million in cash. The sale of CPCS was the culmination of ChoicePoint’s efforts to exit the highly manual, labor-intensive businesses that characterized the Company in its early days and focus on data and technology intensive solutions. CPCS is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS is approximately $32.9 million net of taxes and includes transaction expenses and an estimate of the final settlement of the purchase price between ChoicePoint and New Mountain Capital, L.L.C. Summarized operating results and gain on sale for the two months ended February 28, 2003 and the three months ended March 31, 2002 are as follows (in thousands):

	Two Months Ended	Three Months Ended
	February 28, 2003	March 31, 2002

Total revenue	$11,234	$15,015

Income from operations before income taxes	$1,609	$2,567
Provision for income taxes	618	992

Income from discontinued operations, net of tax	$991	$1,575

Gain on sale of discontinued operations	$61,201	$—
Provision for income taxes	28,308	—

Gain on sale of discontinued operations, net of tax	$32,893	$—

10. Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142 goodwill is no longer amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill impairment whereby goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As a result of the adoption of these accounting standards, certain intangibles were subsumed into goodwill and amortization of these assets and goodwill amortization was discontinued effective January 1, 2002. Upon completion of its analysis for goodwill impairment in the second quarter of 2002 in accordance with the adoption of SFAS No. 142, ChoicePoint recorded a non-cash charge of $39.1 million ($24.4 million net of taxes) to reduce the carrying value of its goodwill retroactive to January 1, 2002. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Income. In calculating the goodwill impairment charge, the fair value of the impaired reporting units was estimated using a discounted cash flow methodology. This impairment charge was due to increased competition and pricing pressures and related primarily to the 1998 acquisition of EquiSearch Services, Inc. and the Internet business acquired as part of the DBT Online, Inc. merger in May 2000. All of the provisions of SFAS No. 142 were adopted by ChoicePoint by June 30, 2002, and were applied retroactively to January 1, 2002. The Company completed its annual goodwill impairment review as of October 31, 2002. No additional impairment charge was recorded as a result of this review.

A summary of the change in goodwill during the three months ended March 31, 2003, by business segment is as follows:

	December 31,	Acquisitions &		March 31,
(In thousands)	2002	Adjustments	Divestiture	2003

Insurance	$45,659	$(210)	$(10,829)	$34,620
B&G	354,764	16,454	—	371,218
Marketing	178,185	12,622	—	190,807

Total	$578,608	$28,866	$(10,829)	$596,645

As of March 31, 2003 and December 31, 2002, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following (in thousands):

	As of March 31, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$31,208	$(4,473)	$26,735	$23,353	$(3,404)	$19,949
Purchased data files	16,014	(14,169)	1,845	14,815	(14,066)	749
Internally developed software	14,232	(9,868)	4,364	14,232	(9,264)	4,968
Non-compete agreements	11,451	(2,884)	8,567	11,767	(2,828)	8,939
Other intangible assets	11,300	(3,533)	7,767	11,300	(3,333)	7,967

Total	$84,205	$(34,927)	$49,278	$75,467	$(32,895)	$42,572

The Company recorded amortization expense related to these other acquisition intangibles for the three months ended March 31 of $2.3 million for 2003 compared to $1.7 million for 2002.

During the three months ended March 31, 2003, the Company acquired the following intangible assets based upon the preliminary allocations:

		Weighted Average
(In thousands)	Amount	Amortization Period

Purchased data files	$1,199	nine years
Customer relationships	7,855	five to seven years

Total	$9,054

11. Segment Disclosures

During 2002, ChoicePoint reorganized its product lines into three reportable segments: Insurance Services (“Insurance”), Business & Government Services (“B&G”), and Marketing Services (“Marketing”) because of a change in managerial and operational reporting responsibilities and due to recent acquisitions within the Marketing Services segment. Historical information in the following tables has been reclassified to conform with the current presentation. See Note 1 for a description of each service group. Substantially all of the Company’s operations are located in the United States and no customer represents more than 10% of total revenue. Revenues and operating income for the three months ended March 31, 2003 and 2002 for the three segments, laser technology patents held by the Company (“Royalty”) and the divested and discontinued product lines were as follows:

	Three months ended		Three months ended
	March 31, 2003		March 31, 2002

		Operating		Operating
		Income		Income
(In thousands)	Revenue	(Loss)	Revenue	(Loss)

Insurance	$76,134	$42,436	$64,140	$35,024
B&G	80,995	15,571	69,116	12,520
Marketing revenue from products and services	25,573	6,908	23,717	7,405
Reimbursable expenses (a)	10,944	—	10,019	—

Marketing	36,517	6,908	33,736	7,405
Royalty	1,303	646	1,597	997
Divested & discontinued product lines (b)	—	—	72	(206)
Corporate and shared (c)	—	(13,758)	—	(11,518)

Total	$194,949	$51,803	$168,661	$44,222

					Unallocated	Discontinued
(In thousands)	Insurance	B&G	Marketing	Royalty	& Other (d)	Operations (e)	Total

Assets
March 31, 2003	$165,294	$547,940	$236,487	$5,475	$50,787	$4,028	$1,010,011
December 31, 2002	158,773	519,129	217,203	5,709	56,494	21,702	979,010

Depreciation & Amortization					Unallocated
Three Months Ended:	Insurance	B&G	Marketing	Royalty	& Other (d)	Total

March 31, 2003	$2,554	$6,976	$2,214	$424	$1,223	$13,391
March 31, 2002	1,824	5,279	2,098	424	958	10,583

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001. See Note 9 for the revenue and income from the discontinued operations of CPCS which is reported as discontinued operations.

(c)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(d)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

(e)	Discontinued Operations includes the assets related to CPCS which was sold in February 2003 (Note 9).

12. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy. ChoicePoint’s businesses are focused on three primary markets - Insurance Services, Business & Government Services (“B&G”), and Marketing Services. See Note 1 to the Consolidated Financial Statements for a description of each market.

In February 2003, the Company sold its CP Commercial Specialists (“CPCS”) business (see Note 9 to the Consolidated Financial Statements). Except where otherwise noted, the following discussions exclude the results of this discontinued operation.

On June 6, 2002, ChoicePoint effected a four-for-three stock split in the form of a stock dividend for shareholders of record as of May 16, 2002. Share and per share data for all periods presented have been adjusted to reflect the split.

Results of Operations

Revenue

The analysis below provides a reconciliation of revenues on a reported and comparable basis ($ in thousands):

	Three Months Ended March 31,

	2003	2002	Change

Total revenue	$194,949	$168,661	16%
Reimbursable expenses per EITF 01-14	10,944	10,019

Revenue from products and services	184,005	158,642
Divested & discontinued product lines	—	72

Core Revenue	$184,005	$158,570	16%

The Company, in its Marketing segment, was reimbursed for certain out-of-pocket expenses totaling $10.9 million and $10.0 million for the three months ended March 31, 2003 and 2002, respectively. In accordance with EITF 01-14 (see Note 4 to the Consolidated Financial Statements), the Company has presented these reimbursable expenses on a gross basis as revenues and expenses. As these expenses are fully reimbursed, without mark-up, by our clients and in a majority of cases prepaid by the customers, there is no impact on operating income, net income, earnings per share (“EPS”), cash flows or the balance sheet; therefore, we have excluded the impact of these reimbursable expenses from the discussions below. Other pass-through expenses such as motor vehicle registry fees will continue to be accounted for on a net basis and, as such, have been excluded from revenues in accordance with generally accepted accounting principles in the United States. First quarter pass-through expenses totaled $150.0 million in 2003 and $115.2 million in 2002.

Divested and discontinued product lines represent products and lines of businesses that were discontinued or divested, but which do not qualify for discontinued operations accounting.

Core revenue excludes revenue from (1) reimbursable expenses that are required to be included in total revenue under EITF 01-14 and (2) divested and discontinued product lines. The Company uses the core revenue metric to measure its continuing operations without the effect of reimbursable expenses. Management also uses core revenue to assess and manage its on-going businesses and to determine operational incentive awards.

In the first quarter of 2003, total revenue grew 16% compared to 11% for the first quarter of 2002. Consolidated internal revenue growth, which represents core revenue less revenue from acquisitions, was approximately 8% for the first quarter of 2003 and 6% for the first quarter of 2002. Our revenue growth was driven primarily from continued strong performances in our Insurance Services segment and positive growth in our B&G segment.

Segment Information

Revenues and operating income for the three months ended March 31, 2003 and 2002 for the Company’s three segments, laser technology patents held by the Company (“Royalty”) and the divested and discontinued product lines were as follows:

	Three months ended		Three months ended
	March 31, 2003		March 31, 2002

		Operating		Operating
		Income		Income
(In thousands)	Revenue	(Loss)	Revenue	(Loss)

Insurance	$76,134	$42,436	$64,140	$35,024
B&G	80,995	15,571	69,116	12,520
Marketing revenue from products and services	25,573	6,908	23,717	7,405
Reimbursable expenses	10,944	—	10,019	—

Marketing	36,517	6,908	33,736	7,405
Royalty	1,303	646	1,597	997
Divested & discontinued product lines	—	—	72	(206)
Corporate and shared	—	(13,758)	—	(11,518)

Total	$194,949	$51,803	$168,661	$44,222

Segment Revenue

Insurance Services’ major offerings include claims history data, motor vehicle records, police records, credit information and modeling services to the personal lines property and casualty market, and customized policy rating and issuance software to the commercial insurance market. In February 2003, the Company sold its CPCS business which provided property inspections and audits to the commercial insurance market. The results of this business historically were included in the Insurance Services business segment. Operating segment results discussed below have been restated for all periods to reflect the sale of this business which is reported as discontinued operations in the accompanying consolidated financial statements (see Note 9 to the Consolidated Financial Statements where the historical results of CPCS are discussed).

In the first quarter of 2003, Insurance Services revenue was $76.1 million, up 19%, or $12.0 million, from $64.1 million in the first quarter of 2002. This growth was driven by the ramp up of new products including Current Carrier™, increased unit volumes in the personal lines product lines and strong demand for our commercial insurance products including our business outsourcing product line at Insurity Inc.

During the second half of 2002, the Company acquired L&S Report Service, Inc. and Accident Report Services, Inc., to further enhance the Company’s police records product line in our personal lines business.

Excluding these acquisitions and the sale of CPCS discussed above, internal revenue growth in Insurance Services was 17% for the three months ended March 31, 2003 over the comparable period in 2002.

Business & Government Services’ major offerings include employment background screenings and drug testing administration services, public record searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, authentication services and people and shareholder locator information services.

Business & Government Services’ revenue for the first quarter of 2003 increased $11.9 million, or 17%, to $81.0 million from $69.1 million in the first quarter of 2002. This growth was driven primarily by revenue from acquisitions and strong growth in our workplace solutions products offset by slower growth in our public records and nursery products.

During the three months ended March 31, 2003, the Company acquired National Data Retrieval, Inc., one of the nation’s leading providers of public records information for bankruptcies, civil judgments, and federal and state tax liens based in Alpharetta, Georgia and in the fourth quarter of 2002, the Company acquired Vital Chek Network, Inc. and Resident Data, Inc. Excluding these acquisitions, internal revenue growth for Business & Government Services was 4% for the three months ended March 31, 2003 over the comparable period in 2002.

Marketing Services offers a full complement of products, including data, print fulfillment, teleservices, database and campaign management services, as well as Web-based solutions.

Marketing Services’ revenue from products and services for the first quarter of 2003 increased $1.9 million, or 8%, to $25.6 million from $23.7 million in the first quarter of 2002. Marketing Services’ revenue including reimbursable expenses for the first quarter of 2003 increased $2.8 million, or 8%, to $36.5 million from $33.7 million in the first quarter of 2002. This growth was driven primarily by acquisitions. During the three months ended March 31, 2003, the Company acquired The List Source, Inc. d/b/a/ Kramer Lead Marketing Group, a marketing company servicing the life & health insurance and financial services markets based in Dallas, Texas and during the second quarter of 2002, the Company acquired Total eData Corporation. Excluding these acquisitions, Marketing Services’ internal revenue declined 2% from the three months ended March 31, 2002 to the three months ended March 31, 2003 as economic and political concerns continued to cause companies to cut back on discretionary spending such as marketing services.

First quarter royalty revenue from laser technology patents held by the Company decreased to $1.3 million in 2003 from $1.6 million in 2002. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Operating Income

The analysis below sets forth operating income as a percentage of revenue:

	Three Months Ended
(In Thousands)	March 31,

	2003	2002	Change

Operating Income	$51,803	$44,222	17%
Operating Income, as a percentage of total revenue	26.6%	26.2%	40 basis points
Operating Income, as a percentage of revenue from products and services	28.2%	27.9%	30 basis points

The improvement in operating margins from 2002 to 2003 was primarily a result of the revenue growth discussed above and our continued focus on improving cost efficiencies.

Segment Operating Income

Insurance Services had first quarter 2003 operating income of $42.4 million, resulting in an operating margin of 55.7%, compared with $35.0 million or 54.6% of revenue in the first quarter of 2002. The increase in operating income was primarily due to product mix and increased revenue discussed above.

Business & Government Services had first quarter 2003 operating income of $15.6 million, resulting in an operating margin of 19.2% compared with $12.5 million or 18.1% of revenue in the first quarter of 2002. The margin increase from the comparable period in 2002 was primarily due to income from acquisitions, cost control measures across the segment and growth of higher margin products such as National Criminal File.

Marketing Services had first quarter 2003 operating income of $6.9 million, resulting in an operating margin of 18.9% as a percentage of revenue including reimbursable expenses (or 27.0% as a percentage of revenue from products and services). These 2003 results compare to $7.4 million, or an operating margin of 21.9% as a percentage of revenue including reimbursable expenses (or 31.2% of revenue from products and services) in the first quarter of 2002. The decrease in operating income was primarily due to a change in product mix.

Corporate and shared expenses included in selling, general, and administrative costs represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit Insurance Services, Business & Government Services, and Marketing Services. Corporate and shared expenses were $13.8 million for the first quarter of 2003, up from $11.5 million in 2002 primarily due to the increase in additional resources to support the growth of the Company. Corporate and shared expenses were approximately 7% of total revenue for the three month periods ended March 31 in both years.

Interest Expense

Interest expense was $1.0 million for the first quarter of 2003, down from $2.3 million in 2002 due to lower average debt outstanding and lower interest rates including the impact of the interest rate swap agreement with a notional amount of $125 million that expired in August 2002 (see Note 6 to the Consolidated Financial Statements).

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.4% for the first quarter of 2003 and 2002.

Income from Discontinued Operations and Gain on Sale of Discontinued Operations

In February 2003, the Company sold its CPCS business to New Mountain Capital, L.L.C. for $87.0 million in cash. CPCS is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS is approximately $32.9 million net of taxes and includes transaction expenses and an estimate of the final settlement of the purchase price between ChoicePoint and New Mountain Capital, L.L.C. Summarized operating results and gain on sale for the two months ended February 28, 2003 and the three months ended March 31, 2002 are discussed in Note 9 to the Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principle

ChoicePoint adopted, effective January 1, 2002, new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the second quarter of 2002, the Company completed its impairment review and recorded a $39.1 million non-cash pretax charge (retroactive to January 1, 2002) for the impairment of goodwill resulting primarily from the EquiSearch Services, Inc. acquisition in 1998 and the Internet business the Company acquired as part of the DBT Online, Inc. (“DBT”) merger in May 2000. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated financial statements (see Note 10 to the Consolidated Financial Statements).

Financial Condition and Liquidity, Including Off-Balance Sheet Items

The Company’s sources of cash liquidity include cash and cash equivalents, cash from continuing operations, amounts available under credit facilities, and other external sources of funds. The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses), and long-term debt. On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. Total borrowings under the Credit Facility were $31.0 million at March 31, 2003. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the “Former Credit Facility”) (see Note 6 to the Consolidated Financial Statements). In addition, there was $2.3 million of other long-term debt outstanding at March 31, 2003. There were no short-term borrowings at March 31, 2003.

In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms, and has been extended to July 2003. The Receivables Facility, which does not qualify for off-balance sheet treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” due to certain contractual removal-of-accounts provisions, has been recorded as an on-balance sheet financing transaction. The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $80.0 million at March 31, 2003, and $85.0 million at December 31, 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $52 million to finance the construction of its data center facility that will be completed in mid 2003. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the property, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. The Financial Standards Accounting Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”) that changed generally accepted accounting principles in the United States of America related to synthetic leases and would require the Company to consolidate its 2001 synthetic lease based on its current provisions. In order to maintain off balance sheet treatment of this synthetic lease, the Company plans to modify it prior to the July 1, 2003 effective date of FIN 46 for ChoicePoint. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $60.7 million at March 31, 2003 and the Company would have recorded additional depreciation expense of approximately $200,000 ($128,000 after tax) related to the $25 million synthetic lease for the first three months of 2003. No depreciation would have been recorded related to the amount drawn under the $52 million synthetic lease since the data center facility is still under construction.

Contractual obligations and the related future payments at March 31, 2003 are as follows:

	Payments Due by Period

(In thousands)	Total	2003	2004	2005	Thereafter

Debt	$113,100	$80,130	$130	$31,140	$1,700
Capital lease obligations	211	127	69	15	—
Operating leases and other commitments	58,254	12,598	14,242	11,503	19,911

Total contractual cash obligations	$171,565	$92,855	$14,441	$42,658	$21,611

Derivative financial instruments at March 31, 2003 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases. At March 31, 2003, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2003, the fair value of the outstanding interest rate swap agreements was a liability of $5.2 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements). The Company had a fifth interest rate swap agreement with a notional amount of $125 million to limit the effect of changes in the benchmark interest rate (LIBOR) on $125 million of the Company’s borrowings. This interest rate swap agreement expired in August 2002.

We believe that our existing cash balance, available debt capacity, and cash flows from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. However, any material variance of our operating results from our projections or the investments in or acquisitions of businesses, products, or technologies could require us to obtain additional equity or debt financing.

Cash and cash equivalents totaled $25.6 million as of March 31, 2003. Net cash provided by continuing operations was $31.2 million for the first three months of 2003 compared to $23.6 million for the first three months of 2002. The increase in net cash provided by continuing operations was primarily attributable to the increased income from continuing operations as compared to the first three months of 2002. During the first three months of 2003, ChoicePoint continued to invest in future growth. Cash provided by investing activities was $36.8 million, consisting of cash proceeds on the sale of CPCS of $87.0 million offset by $37.6 million for acquisitions, $8.1 million for property and equipment and $4.5 million for other asset additions, primarily purchased data files and internally developed and externally purchased software. In the first three months of 2002, cash used by investing activities was $27.2 million, including $15.0 million for acquisitions, $4.2 million for property and equipment and $7.9 million for additions to other assets, primarily purchased data files and internally developed and externally purchased software. Excluding the data center facility construction discussed above, the Company anticipates full-year capital expenditures to be in the range of $50 million to $55 million for 2003, which will be used primarily for the development of a new public records technology platform, new product development, system upgrades, and other assets, including purchased data files and internally developed and externally purchased software. Cash used by financing activities of $68.5 million in the first three months of 2003 included $64.0 million of net payments on the Credit Facility, $5.0 million of payments on the Receivables Facility, and $4.0 million for the purchase of stock held by employee benefit trusts offset by $4.7 million of proceeds from the exercise of stock options. Cash used by financing activities of $21.5 million in the first three months of 2002 included $30.0 million of payments on the Former Credit Facility offset by $9.8 million of proceeds from the exercise of stock options.

Earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”), increased $10.4 million in the first quarter of 2003, or 19%, from the first quarter of 2002, to $65.2 million. EBITDA margins increased from 34.5% of revenue from products and services, for the first quarter of 2002 to 35.4% for the first quarter of 2003 due to ChoicePoint’s strong operating performance. A reconciliation of income from continuing operations to EBITDA and a presentation of EBITDA as a percentage of revenue are set forth below.

	Three Months Ended
(In Thousands)	March 31,

	2003	2002	Change

Income from continuing operations	$31,291	$25,839	21%
Provision for income taxes	19,506	16,097
Interest expense	1,006	2,286

Operating income	51,803	44,222	17%
Depreciation and amortization	13,391	10,583

EBITDA	$65,194	$54,805	19%

EBITDA, as a percentage of total revenue	33.4%	32.5%	90 basis points
EBITDA, as a percentage of revenue from products and services	35.4%	34.5%	90 basis points

The Company has included EBITDA data (which is not a measure of financial performance under generally accepted accounting principles and may differ from that of other companies) because such data is used by the Company to compare its performance to competitors and to manage its on-going business and is also used by certain investors and the Company’s lenders to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. EBITDA is not presented as a substitute for income from operations, net income or cash flows from operating activities.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions which may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations as well as third-party appraisals in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of March 31, 2003, certain of the Company’s 2003 purchase price allocations were based on preliminary estimates which may be revised in future periods as final third-party appraisals are received or as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint has assessed its goodwill and other indefinite life assets for impairment during the year ended December 31, 2002, and is required to assess these assets on at least an annual basis thereafter (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets.

These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. Upon completion of our analysis for goodwill impairment in the second quarter of 2002 in accordance with the adoption of SFAS No. 142, ChoicePoint recorded a non-cash charge of $39.1 million ($24.4 million net of taxes) to reduce the carrying value of its goodwill retroactive to January 1, 2002. In calculating the goodwill impairment charge, the fair value of the impaired reporting units was estimated using a discounted cash flow methodology. This impairment charge is due to increased competition and pricing pressures and relates primarily to goodwill recorded in the 1998 acquisition of EquiSearch Services, Inc. and goodwill related to the Internet business acquired as part of the DBT merger in May 2000. The Company also completed its annual goodwill impairment review as of October 31, 2002. No additional impairment charge was recorded as a result of this review based on estimated future cash flows as compared to the current book value of long-lived assets and no circumstances occurred between October 31, 2002 and March 31, 2003 that would have made the Company complete an additional review. If the Company had assumed a 10% reduction in its estimated annual cash flows, it would have recorded additional impairment of less than $2 million in the above analyses.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the first quarter of 2003, there were no indicators of impairment related to these assets. The Company periodically reviews and reevaluates the assumptions used for assessing the recoverability of its intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No 144. No capitalized software costs were written down in either the first quarter of 2003 or 2002. Amortization of capitalized software costs for the period ended March 31 amounted to approximately $3.5 million in 2003 and $2.0 million in 2002.

Postretirement benefit obligations: In connection with developing projected liabilities for postretirement benefits, management is required to make estimates and assumptions which affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions provided by the Company’s independent actuaries including a discount rate of 6.75%. A 0.25 percent decrease or increase in the discount rate (to 6.5% or 7.0%) would result in a change in the liability of approximately $600,000. Actual results could differ from these estimates.

Forward-Looking Statements

Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company’s services, product development, maintaining acceptable margins, maintaining secure systems, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the public records market and privacy matters affecting the Company, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel and the uncertainty of economic conditions in general. Additional information concerning these risks and uncertainties is contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of March 31, 2003. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

As of March 31, 2003, $31.0 million was outstanding under the Credit Facility and $80.0 million was outstanding under the Receivables Facility. Each of these facilities bear interest at variable rates based on LIBOR plus applicable margins. At March 31, 2003, the Company’s interest rate was 2.1% under the Credit Facility and 1.8% under the Receivables Facility. At March 31, 2003, $60.7 million was outstanding under the Company’s synthetic lease agreements. At March 31, 2003, ChoicePoint has four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at March 31, 2003 ($42 million of which relates to forward swaps that are effective May 2003) and mature in August 2007. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at March 31, 2003, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $1.1 million based on the Company’s current level of borrowing. As noted above, as of March 2003, $60.7 million is outstanding under the synthetic lease agreements, all of which is hedged with the Swap Agreements. As of the date of this report, the Company had in excess of $67 million outstanding under its synthetic lease agreements. In addition, $31.0 million is outstanding under the Credit Facility and $80.0 million is outstanding under the Receivables Facility.

Item 4. Controls and Procedures

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the quarter ended March 31, 2003.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).
4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).
4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).
4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).
4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).
10.1	Amendment No. 1 to Receivables Sale and Contribution Agreement, dated as of January 31, 2003
99.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On April 28, 2003, the Company furnished a Current Report on Form 8-K including the Press Release of ChoicePoint Inc., dated April 22, 2003, reporting ChoicePoint Inc.’s financial results for the first quarter of 2003 and Supplemental Information prepared for use in connection with the announcement of the financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC. (Registrant)

May 13, 2003	/s/ Derek V. Smith

Date	Derek V. Smith, Chairman and Chief Executive Officer (Duly Authorized Officer)

May 13, 2003	/s/ Steven W. Surbaugh

Date	Steven W. Surbaugh, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Derek V. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ChoicePoint Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 13, 2003

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

May 13, 2003

/s/ Steven W. Surbaugh

Steven W. Surbaugh Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A, filed November 5, 1997).
4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-A/A, filed August 17, 1999).
4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed February 15, 2000).
4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company's Report on Form 8-A/A, filed July 30, 2002).
4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, File No. 333-30297).
10.1	Amendment No. 1 to Receivables Sale and Contribution Agreement, dated as of January 31, 2003
99.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.