Form 10-Q
period 2003-09-30
CHOICEPOINT INC
filed 2003-11-14
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $.10 Par Value	87,413,671

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003
INDEX

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Revenue from products and services	$189,116	$178,832	$561,900	$509,710
Reimbursable expenses (Note 4)	12,402	10,098	33,816	30,040

Total revenue	201,518	188,930	595,716	539,750

Costs and expenses:
Cost of services	100,963	93,162	299,736	266,244
Reimbursable expenses	12,402	10,098	33,816	30,040
Selling, general and administrative	36,357	35,680	104,085	103,179
Other operating charges (Note 5)	4,022	—	23,839	7,342

Total costs and expenses	153,744	138,940	461,476	406,805

Operating income	47,774	49,990	134,240	132,945
Interest expense	608	2,017	2,424	6,672

Income from continuing operations before income taxes	47,166	47,973	131,816	126,273
Provision for income taxes	18,111	18,415	50,617	48,470

Income from continuing operations	29,055	29,558	81,199	77,803
Income from discontinued operations, net of tax (Note 10)	—	1,704	991	4,986
Gain on sale of discontinued operations, net of tax (Note 10)	—	—	32,893	—
Cumulative effect of change in accounting principle, net of tax (Note 11)	—	—	—	(24,416)

Net income	$29,055	$31,262	$115,083	$58,373

Earnings per share (Note 6)
Basic:
Income from continuing operations	$0.34	$0.35	$0.95	$0.92
Income from discontinued operations, net	—	0.02	0.01	0.06
Gain on sale of discontinued operations, net	—	—	0.38	—
Cumulative effect of change in accounting principle, net	—	—	—	(0.29)

Net income	$0.34	$0.37	$1.34	$0.69

Weighted average shares – basic	86,129	84,813	85,846	84,407
Diluted:
Income from continuing operations	$0.32	$0.33	$0.91	$0.87
Income from discontinued operations, net	—	0.02	0.01	0.06
Gain on sale of discontinued operations, net	—	—	0.37	—
Cumulative effect of change in accounting principle, net	—	—	—	(0.28)

Net income	$0.32	$0.35	$1.28	$0.65

Weighted average shares – diluted	89,866	89,612	89,579	89,425

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except par values)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$14,397	$34,359
Accounts receivable, net of allowance for doubtful accounts of $4,899 in 2003 and $4,978 in 2002	154,624	143,610
Deferred income tax assets	7,204	6,557
Other current assets	17,669	20,809

Total current assets	193,894	205,335
Property and equipment, net	60,086	66,221
Goodwill	637,200	578,608
Other acquisition intangible assets	52,695	42,572
Deferred income tax assets	12,528	12,672
Other	81,030	73,602

Total Assets	$1,037,433	$979,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$70,204	$85,387
Accounts payable	32,035	31,825
Accrued salaries and bonuses	29,089	37,801
Other current liabilities	74,599	47,683

Total current liabilities	205,927	202,696
Long-term debt, less current maturities	1,999	97,059
Postretirement benefit obligations	32,961	37,853
Other long-term liabilities	39,940	18,795

Total liabilities	280,827	356,403

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 87,452 in 2003 and 86,555 in 2002	8,745	8,655
Paid-in capital	368,609	345,426
Retained earnings	402,870	287,787
Accumulated other comprehensive loss, net	(3,219)	(2,881)
Treasury stock, at cost, 1,193 shares in 2003 and 1,065 shares in 2002	(20,399)	(16,380)

Total shareholders’ equity	756,606	622,607

Total Liabilities and Shareholders’ Equity	$1,037,433	$979,010

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Treasury Stock	Total

Balance, December 31, 2002		$8,655	$345,426	$287,787	$(2,881)	$(16,380)	$622,607
Net Income	$115,083	—	—	115,083	—	—	115,083
Change in fair value of derivatives, net of deferred taxes of $245	(367)	—	—	—	(367)	—	(367)
Other	29	—	—	—	29	—	29

Comprehensive income	$114,745

Restricted stock plans, net		4	2,607	—	—	—	2,611
Common stock redeemed		—	—	—	—	(99)	(99)
Stock options exercised		86	13,387	—	—	—	13,473
Stock purchased by employee benefit trusts, net		—	22	—	—	(3,920)	(3,898)
Tax benefit of stock options exercised		—	7,167	—	—	—	7,167

Balance, September 30, 2003		$8,745	$368,609	$402,870	$(3,219)	$(20,399)	$756,606

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$115,083	$58,373
Cumulative effect of change in accounting principle, net of tax	—	24,416
Income from discontinued operations, net of tax	(991)	(4,986)
Gain on sale of discontinued operations, net of tax	(32,893)	—

Income from continuing operations	81,199	77,803
Adjustments to reconcile net cash provided by continuing operations:
Depreciation and amortization	39,895	32,474
Provision for other operating charges	15,505	5,405
Compensation recognized under employee stock plans, net	2,611	2,045
Tax benefit of stock options exercised	7,167	11,543
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(15,630)	(23,140)
Other current assets	3,977	1,911
Deferred income taxes	(431)	406
Current liabilities, excluding debt	7,638	(13,801)
Other long-term liabilities, excluding debt	(5,459)	(4,360)

Net cash provided by continuing operations	136,472	90,286
Net cash (used) provided by discontinued operations	(35,848)	7,448
Cash flows from investing activities:
Acquisitions, net of cash acquired, and equity investment	(74,593)	(45,680)
Cash proceeds from sale of business	87,000	—
Additions to property and equipment, net	(16,522)	(15,644)
Additions to other assets, net	(15,695)	(19,787)

Net cash used by investing activities	(19,810)	(81,111)
Cash flows from financing activities:
Payments on Former Credit Facility	—	(155,000)
Payments on Credit Facility	(133,000)	(35,000)
Borrowings under Credit Facility	38,000	125,000
Payments on Receivables Facility	(15,000)	—
Payments of other debt, net	(252)	(1,205)
Purchase of stock held by employee benefit trusts, net	(3,898)	—
Redemption of common stock	(99)	(814)
Proceeds from exercise of stock options	13,473	19,458

Net cash used by financing activities	(100,776)	(47,561)

Net decrease in cash and cash equivalents	(19,962)	(30,938)
Cash and cash equivalents, beginning of period	34,359	53,033

Cash and cash equivalents, end of period	$14,397	$22,095

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

The Marketing Services group (“Marketing”) provides direct marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full complement of products, including data, print fulfillment, teleservices, database and campaign management services, as well as Web-based solutions.

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2002 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year.

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

The Company records certain revenue on a net basis. Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the three and nine months ended September 30, pass-through expense was $148.8 million and $449.2 million in 2003 and $131.1 million and $366.4 million in 2002.

During the second quarter of 2002, the Company began applying the consensus reached in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”) which requires the presentation of certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of the EITF had no impact on operating income, net income or earnings per share (“EPS”). Reimbursed materials, shipping and postage charges in the Company’s Marketing segment during the three months ended September 30 were $12.4 million in 2003 and $10.1 million in 2002, and during the nine months ended September 30 were $33.8 million in 2003 and $30.0 million in 2002 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

5.     Other Operating Charges

During the first nine months of 2003, the Company recorded other operating charges of $23.8 million ($14.7 million net of taxes) as a result of the realignment of our technology infrastructure and operations following the divestiture of our CP Commercial Specialists (“CPCS”) business, the transition to our new data center, the consolidation of certain public records and drug testing operations, and the re-engineering of our e-mail direct marketing business. This charge included asset impairments of $15.5 million primarily related to closed facilities or abandoned technology in the realignment and re-engineering, $3.7 million in severance and termination benefits, and $4.6 million of abandoned lease (net of estimated sublease income where applicable) and other contractual commitments that are expected to be satisfied at various dates through August 2008. As this review is continuing and due to recent changes in accounting principles, which generally require recording costs associated with exit or disposal activities at their fair values when a liability has been incurred and therefore preclude recognition until specific conditions or events occur, the Company also anticipates recording additional pre-tax realignment charges during the last quarter of 2003. During the second quarter of 2002, the Company recorded a charge of $7.3 million included in other operating charges on the accompanying Consolidated Statements of Income. This charge included a write-down of minority investments in start-up companies of $2.4 million, asset impairments of technology initiatives of $3.0 million, $1.4 million of expenses primarily related to the closure of two facilities and remaining obligations, and $0.5 million in severance and termination benefits. The categories of costs incurred and the accrued balances at September 30, 2003 are summarized below:

	Accrued				Accrued
	December 31,	2003	Cash	Other	September 30,
(In thousands)	2002	Expense	Paid	Adjustments	2003

Asset impairments	$—	$15,505	$—	$(15,505)	$—
Severance and termination benefits	149	3,730	(1,999)	—	1,880
Contractual commitments and other associated costs	625	4,604	(1,284)	—	3,945

	$774	$23,839	$(3,283)	$(15,505)	$5,825

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

7.     Debt and Other Financing

Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the “Former Credit Facility”). On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. There were no borrowings under the Credit Facility at September 30, 2003. There was $2.2 million of other long-term debt outstanding at September 30, 2003. There were no short-term borrowings at September 30, 2003 other than the amount outstanding under the receivables facility agreement discussed below.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2004. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $70.0 million at September 30, 2003 and $85.0 million at December 31, 2002.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $48 million, as amended, to finance the construction of its new data center facility. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, the Company modified its $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at September 30, 2003 and the Company would have recorded additional depreciation expense of approximately $1.1 million ($675,000 after tax) related to the synthetic leases for the first nine months of 2003.

At September 30, 2003, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. The four interest rate swap agreements have a total notional amount of $67 million and mature in August 2007. ChoicePoint has designated all of these swaps as cash flow hedges to hedge the variability in expected future interest payments on $67 million of borrowings. The Company had a fifth interest rate swap agreement to reduce the impact of changes in the benchmark interest rate (LIBOR) on $125 million of borrowings, which expired in August 2002. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $5.4 million as of September 30, 2003, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

8.     Stock Options

On April 29, 2003, the shareholders of the Company approved the ChoicePoint Inc. 2003 Omnibus Incentive Plan. The plan provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan.

During the first nine months of 2003, stock options to purchase approximately 1.6 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS No. 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$29,055	$31,262	$115,083	$58,373
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(4,009)	(3,033)	(10,346)	(12,150)

Pro forma net income	$25,046	$28,229	$104,737	$46,223

Earnings per share:
Basic – as reported	$0.34	$0.37	$1.34	$0.69
Basic – pro forma	$0.29	$0.33	$1.22	$0.55
Diluted – as reported	$0.32	$0.35	$1.28	$0.65
Diluted – pro forma	$0.28	$0.32	$1.18	$0.52

The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Pricing Model.

9.     Comprehensive Income

Total comprehensive income for the three months and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2003	2002	2003	2002

Net income	$29,055	$31,262	$115,083	$58,373
Change in fair value of derivatives, net of deferred taxes	762	(215)	(367)	1,024
Other	(1)	—	29	—

Comprehensive income	$29,816	$31,047	$114,745	$59,397

10.     Acquisitions & Divestitures

During the nine months ended September 30, 2003, the Company acquired National Data Retrieval, Inc., one of the nation’s leading providers of public records information for bankruptcies, civil judgments, and federal and state tax liens based in Alpharetta, Georgia; The List Source, Inc. d/b/a/ Kramer Lead Marketing Group, a marketing company servicing the life and health insurance and financial services markets based in Dallas, Texas; Mortgage Asset Research Institute, Inc., which operates databases that help monitor and identify fraud, misrepresentation and misconduct in the mortgage industry based in Reston, Virginia; Identico Systems, LLC, a real-time provider of customer identity verification via face-to-face transactions at the point of sale based in Nashau, New Hampshire; and certain assets of TML Information Services, Inc., a provider of MVRs in the insurance industry based in Forest Hills, New York; Bridger Systems, Inc., which assists customers with their compliance of OFAC Patriot Act and other requirements based in Bozeman, Montana and insuranceDecisions, Inc., a provider of full service claims administration applications to the Insurance industry based in Ridgefield, Connecticut. These acquisitions extend ChoicePoint’s current product and service offerings in Insurance, Marketing Services and B&G’s public records and nursery businesses. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $86.2 million in cash of which $25.5 million was paid on October 1, 2003 and was accrued as of September 30, 2003 ($20 million in other long-term liabilities which was financed using the Credit Facility on October 1, 2003 and $5.5 million as other current liabilities that were financed from cash flows from operations). Goodwill of $44.4 million was allocated to B&G, $12.6 million to Marketing Services and $12.5 million to Insurance. The allocation of purchase price to the assets and liabilities of certain acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements. As of September 30, 2003, ChoicePoint has approximately $3.0 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to these and prior acquisitions. During the first nine months of 2003, the Company also made a $15.0 million minority investment in Logistics Health, Inc., which provides third party administrative support services to employers requiring occupational medical services, based in La Crosse, Wisconsin. The Company has accounted for this minority investment under the cost method of accounting in accordance with GAAP.

In February 2003, the Company sold its CPCS business to New Mountain Capital, L.L.C. for $87.0 million in cash. The sale of CPCS was the culmination of ChoicePoint’s efforts to exit the highly manual, labor-intensive businesses that characterized the Company in its early days and focus on data and technology intensive solutions. CPCS is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS is approximately $32.9 million net of taxes and includes transaction expenses. Summarized operating results and gain on sale for the two months ended February 28, 2003 and the three and nine months ended September 30, 2002 are as follows (in thousands):

	Two Months	Three Months	Nine Months
	Ended	Ended	Ended
	February 28,	September 30,	September 30,
	2003	2002	2002

Total revenue	$11,234	$15,881	$46,494

Income from operations before income taxes	$1,609	$2,777	$8,126
Provision for income taxes	618	1,073	3,140

Income from discontinued operations, net of tax	$991	$1,704	$4,986

Gain on sale of discontinued operations	$61,201	$—	$—
Provision for income taxes	28,308	—	—

Gain on sale of discontinued operations, net of tax	$32,893	$—	$—

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

A summary of the change in goodwill during the nine months ended September 30, 2003, by business segment is as follows:

	December 31,	Acquisitions &		September 30,
(In thousands)	2002	Adjustments	Divestiture	2003

Insurance	$45,659	$12,491	$(10,829)	$47,321
B&G	354,764	44,361	—	399,125
Marketing	178,185	12,569	—	190,754

Total	$578,608	$69,421	$(10,829)	$637,200

As of September 30, 2003 and December 31, 2002, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following (in thousands):

	As of September 30, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$36,218	$(6,004)	$30,214	$23,353	$(3,404)	$19,949
Purchased data files	2,807	(702)	2,105	14,815	(14,066)	749
Internally developed software	14,900	(10,733)	4,167	14,232	(9,264)	4,968
Non-compete agreements	10,079	(2,108)	7,971	11,767	(2,828)	8,939
Other intangible assets	12,187	(3,949)	8,238	11,300	(3,333)	7,967

Total	$76,191	$(23,496)	$52,695	$75,467	$(32,895)	$42,572

The Company recorded amortization expense related to these other acquisition intangibles for the nine months ended September 30, 2003 of $7.1 million for 2003 compared to $4.4 million for 2002.

During the nine months ended September 30, 2003, the Company acquired the following intangible assets based upon the preliminary allocations:

		Weighted Average
(In thousands)	Amount	Amortization Period

Customer relationships	$16,380	four to seven years
Purchased data files	1,529	five to nine years
Software	868	five years
Patents	688	eleven years
Trademarks	200	indefinite life asset
Noncompetes	128	four years

Total	$19,793

12.     Segment Disclosures

During 2002, ChoicePoint reorganized its product lines into three reportable segments: Insurance Services (“Insurance”), Business & Government Services (“B&G”), and Marketing Services (“Marketing”) because of a change in managerial and operational reporting responsibilities and due to recent acquisitions within the Marketing segment. Historical information in the following tables has been reclassified to conform with the current presentation. See Note 1 for a description of each service group. Substantially all of the Company’s operations are located in the United States and no customer represents more than 10% of total revenue. Revenues and operating income for the three months and nine months ended September 30, 2003 and 2002 for the three segments, laser technology patents held by the Company (“Royalty”) and the divested and discontinued product lines are presented below. Operating income by segment excludes other operating charges (Note 5) consisting of asset impairment charges, severance and termination benefits and abandoned lease and other contractual commitments because these charges are excluded by the Company in its assessments of segment operating results and in determining operational incentive awards.

	Three months ended		Three months ended
	September 30, 2003		September 30, 2002

		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income

Insurance	$78,100	$43,998	$70,495	$37,163
B&G	87,080	18,652	79,307	19,549
Marketing revenue from products and services	22,631	3,580	27,467	8,509
Reimbursable expenses (a)	12,402	—	10,098	—

Marketing	35,033	3,580	37,565	8,509
Royalty	1,305	416	1,563	932
Divested & discontinued product lines (b)	—	—	—	—
Corporate and shared (c)	—	(14,850)	—	(16,163)

Total before other operating charges	201,518	51,796	188,930	49,990

Other operating charges	—	(4,022)	—	—

Totals from operations	$201,518	$47,774	$188,930	$49,990

	Nine months ended		Nine months ended
	September 30, 2003		September 30, 2002

		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income

Insurance	$232,156	$130,798	$201,666	$107,689
B&G	251,867	52,808	224,136	49,362
Marketing revenue from products and services	73,880	17,862	79,134	25,146
Reimbursable expenses (a)	33,816	—	30,040	—

Marketing	107,696	17,862	109,174	25,146
Royalty	3,997	1,688	4,702	2,862
Divested & discontinued product lines (b)	—	—	72	(206)
Corporate and shared (c)	—	(45,077)	—	(44,566)

Total before other operating charges	595,716	158,079	539,750	140,287

Other operating charges	—	(23,839)	—	(7,342)

Totals from operations	$595,716	$134,240	$539,750	$132,945

					Unallocated	Discontinued
(In thousands)	Insurance	B&G	Marketing	Royalty	& Other (d)	Operations (e)	Total

Assets
September 30, 2003	$177,680	$570,934	$225,193	$4,844	$58,282	$500	$1,037,433
December 31, 2002	158,773	519,129	217,203	5,709	56,494	21,702	979,010

Depreciation & Amortization

					Unallocated
	Insurance	B&G	Marketing	Royalty	& Other (d)	Total

Three Months Ended:
September 30, 2003	$2,304	$6,987	$2,084	$424	$1,568	$13,367
September 30, 2002	2,461	5,294	2,271	424	1,003	11,453
Nine Months Ended:
September 30, 2003	$7,238	$20,903	$6,393	$1,272	$4,089	$39,895
September 30, 2002	6,059	15,450	6,596	1,272	3,097	32,474

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Divested and discontinued product lines include the operating results from the laboratory services business sold in August 2001. See Note 10 for the revenue and income from the discontinued operations of CPCS that is reported as discontinued operations.

(c)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(d)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

(e)	Discontinued Operations includes the assets related to CPCS that was sold in February 2003 (Note 10).

13.     Commitments and Contingencies

A class action lawsuit against the Company was filed in the United States District Court for the Middle District of Florida on May 30, 2003 (last styled Russell V. Rosen and Rabbi Joel Levine et al. v. ChoicePoint Inc.) alleging violations of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs recently dismissed this case against all defendants. Three ChoicePoint entities have been added as defendants in a similar complaint filed in the United States District Court for the Southern District of Florida (styled Fresco, et al. v. Automotive Directions Inc., et al.). Additionally, Russell V. Rosen and Rabbi Joel Levine have been added as plaintiffs in this case. The complaints allege that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the DPPA. The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Introduction

ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy. ChoicePoint’s businesses are focused on three primary markets - Insurance Services (“Insurance”), Business & Government Services (“B&G”), and Marketing Services (“Marketing”). See Note 1 to the Consolidated Financial Statements for a description of each market.

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

Results of Operations

Revenue

The analysis below provides a reconciliation of revenues on a reported and comparable basis ($ in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003	2002	Change	2003	2002	Change

Total Revenue	$201,518	$188,930	7%	$595,716	$539,750	10%
Reimbursable expenses per EITF 01-14	12,402	10,098		33,816	30,040

Revenue from products and services	189,116	178,832		561,900	509,710
Divested & discontinued product lines	—	—		—	72

Core Revenue	$189,116	$178,832	6%	$561,900	$509,638	10%

The Company, in its Marketing segment, was reimbursed for certain out-of-pocket expenses totaling $12.4 million and $10.1 million for the three months ended September 30, 2003 and 2002, respectively and $33.8 million and $30.0 million for the nine months ended September 30, 2003 and 2002, respectively. In accordance with EITF 01-14 (see Note 4 to the Consolidated Financial Statements), the Company has presented these reimbursable expenses on a gross basis as revenues and expenses. As these expenses are fully reimbursed, without mark-up, by our clients and in a majority of cases prepaid by the customers, there is no impact on operating income, net income, earnings per share (“EPS”), cash flows or the balance sheet; therefore, we have excluded the impact of these reimbursable expenses from the discussions below. Other pass-through expenses such as motor vehicle registry fees will continue to be accounted for on a net basis and, as such, have been excluded from revenues in accordance with generally accepted accounting principles in the United States. Pass-through expenses for the first nine months totaled $449.2 million in 2003 and $366.4 million in 2002.

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

In the third quarter of 2003, total revenue grew 7% over the third quarter of 2002 compared to 11% growth in the third quarter of 2002 over the third quarter of 2001. For the first nine months of 2003, total revenue growth was 10% compared to 13% in 2002. Consolidated internal revenue, which represents core revenue less revenue from acquisitions, declined 1% for the third quarter of 2003 compared to 13% growth for the third quarter of 2002 due primarily to incremental revenues generated from homeland security efforts in 2002 and a significant decline in Marking revenues in 2003. For the first nine months, consolidated internal revenue growth was 3% for 2003 and 10% for 2002. Our revenue growth was driven primarily from continued strong performances in our Insurance segment and acquisitions offset by revenue weakness in our economically sensitive B&G and Marketing segments.

Segment Information

Revenues and operating income for the three months and nine months ended September 30, 2003 and 2002 for the Company’s three segments, laser technology patents held by the Company (“Royalty”) and the divested and discontinued product lines are presented below. Operating income by segment excludes other operating charges (see Note 5 to the Consolidated Financial Statements) consisting of asset impairment charges, severance and termination benefits and abandoned lease and other contractual commitments because these charges are excluded by the Company in its assessments of segment operating results and in determining operational incentive awards.

	Three months ended		Three months ended
	September 30, 2003		September 30, 2002

		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income

Insurance	$78,100	$43,998	$70,495	$37,163
B&G	87,080	18,652	79,307	19,549
Marketing revenue from products and services	22,631	3,580	27,467	8,509
Reimbursable expenses	12,402	—	10,098	—

Marketing	35,033	3,580	37,565	8,509
Royalty	1,305	416	1,563	932
Divested & discontinued product lines	—	—	—	—
Corporate and shared	—	(14,850)	—	(16,163)

Total before other operating charges	201,518	51,796	188,930	49,990

Other operating charges	—	(4,022)	—	—

Totals from operations	$201,518	$47,774	$188,930	$49,990

	Nine months ended		Nine months ended
	September 30, 2003		September 30, 2002

		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income

Insurance	$232,156	$130,798	$201,666	$107,689
B&G	251,867	52,808	224,136	49,362
Marketing revenue from products and services	73,880	17,862	79,134	25,146
Reimbursable expenses	33,816	—	30,040	—

Marketing	107,696	17,862	109,174	25,146
Royalty	3,997	1,688	4,702	2,862
Divested & discontinued product lines	—	—	72	(206)
Corporate and shared	—	(45,077)	—	(44,566)

Total before other operating charges	595,716	158,079	539,750	140,287

Other operating charges	—	(23,839)	—	(7,342)

Totals from operations	$595,716	$134,240	$539,750	$132,945

Segment Revenue

Insurance Services’ major offerings include claims history data, motor vehicle records, police records, credit information and modeling services to the personal lines property and casualty market, and customized policy rating and issuance software to the commercial insurance market. In February 2003, the Company sold its CPCS business that provided property inspections and audits to the commercial insurance market. The results of this business historically were included in the Insurance segment. Operating segment results discussed below have been restated for all periods to reflect the sale of this business which is reported as discontinued operations in the accompanying consolidated financial statements (see Note 10 to the Consolidated Financial Statements where the historical results of CPCS are discussed).

In third quarter of 2003, Insurance Services’ revenue was $78.1 million, up 11%, or $7.6 million, from $70.5 million in the third quarter of 2002. For the first nine months of 2003, Insurance Services’ revenue grew 15% or $30.5 million, to $232.2 million from $201.7 million in the same prior year period. These results were driven by strong market-place acceptance of new products and increased unit volumes in the personal lines business offset by lower growth at Insurity Inc. due to the project-oriented nature of its operations.

During the nine months ended September 30, 2003, the Company acquired TML Information Services, Inc., a provider of MVR’s in the insurance industry based in Forest Hills, New York and certain assets of insuranceDecisions, Inc., a provider of full service claims administration applications to the Insurance industry based in Ridgefield, Connecticut. During the second half of 2002, the Company acquired L&S Report Service, Inc. and Accident Report Services, Inc., to further enhance the Company’s police records product line in our personal lines business. Excluding these acquisitions and the sale of CPCS discussed above, internal revenue growth in Insurance Services was 10% from the three months ended September 30, 2002 to the three months ended September 30, 2003 and 14% for the nine months ended September 30, 2003 over the nine months ended September 30, 2002.

Business & Government Services’ major offerings include employment background screenings and drug testing administration services, public record searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, DNA identification services, authentication services and people and shareholder locator information services.

Business & Government Services’ revenue for the third quarter of 2003 increased $7.8 million, or 10%, to $87.1 million from $79.3 million in the third quarter of 2002. For the nine months ended September 30, 2003, Business & Government Services’ revenue was $251.9 million, up 12%, or $27.7 million, from

$224.1 million in the same period of the prior year. This growth was driven primarily by revenue from acquisitions and our nursery initiatives, offset by declines in our public records and drug testing product lines and lower homeland security revenue compared to 2002.

During the nine months ended September 30, 2003, the Company acquired National Data Retrieval, Inc., one of the nation’s leading providers of public records information for bankruptcies, civil judgments, and federal and state tax liens based in Alpharetta, Georgia, Mortgage Asset Research Institute, Inc., which operates databases that help monitor and identify fraud, misrepresentation and misconduct in the mortgage industry based in Reston, Virginia, Identico Systems, LLC, a real-time provider of customer identity verification via face-to-face transactions at the point of sale based in Nashau, New Hampshire, and Bridger Systems, Inc., which assists customers with their compliance of OFAC Patriot Act and other requirements based in Bozman, Montana. In the fourth quarter of 2002, the Company acquired Vital Chek Network, Inc. and Resident Data, Inc. Excluding these acquisitions, internal revenue for Business & Government Services declined 4% for the third quarter of 2003 over the comparable period in 2002 and decreased 1% for the nine months ended September 30, 2003 over the nine months ended September 30, 2002.

Marketing Services offers a full complement of products, including data, print fulfillment, teleservices, database and campaign management services, as well as Web-based solutions.

Marketing Services’ revenue from products and services for the third quarter of 2003 decreased $4.8 million, or 18%, to $22.6 million from $27.5 million in third quarter of 2002. For the nine months ended September 30, 2003, Marketing Services’ revenue was down $5.3 million, or 7%, to $73.9 million, from $79.1 million in the same period of the prior year. Marketing Services’ revenue including reimbursable expenses for the third quarter of 2003 decreased $2.5 million, or 7%, to $35.0 million from $37.6 million in the third quarter of 2002. For the nine months ended September 30, 2003, Marketing Services’ revenue including reimbursable expenses decreased $1.5 million, or 1%, to $107.7 million from $109.2 million for the same period in 2002. This business segment decline is due to softness in demand and weakness in our print and e-mail products.

In January 2003, the Company acquired The List Source, Inc. d/b/a/ Kramer Lead Marketing Group, a marketing company servicing the life and health insurance and financial services markets based in Dallas, Texas. Excluding this acquisition, Marketing Services’ internal revenue declined 22% from the three months ended September 30, 2002 to the three months ended September 30, 2003 and declined 13% for the nine months ended September 30, 2003 over the nine months ended September 30, 2002 as economic and political concerns continued to cause companies to cut back on discretionary spending such as marketing services and contributed to a weakness in demand for our print services and e-mail marketing products.

Third quarter royalty revenue from laser technology patents held by the Company decreased to $1.3 million in 2003 from $1.6 million in 2002. For the nine months ended September 30, royalty revenue was $4.0 million in 2003 compared to $4.7 million in 2002. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Operating Income

The Company’s operating income for the third quarter of 2003 was $47.8 million down from $50.0 million in the comparable period of 2002 due to the inclusion of $4.0 million of other operating charges in 2003 ($23.8 million for the nine months ended) consisting of asset impairments, severance and termination benefits, and abandoned lease and other contractual commitments. For the nine months ended September 30, operating income was $134.2 million in 2003, an increase of $1.3 million from $132.9 million in 2002 due to the increased revenue discussed above and the Company’s continued focus on cost controls, offset by the aforementioned other operating charges in 2003 and a charge of $7.3 million in the second quarter of 2002 consisting primarily of asset impairments and the write-down of minority investments. See Note 5 to the Consolidated Financial Statements for further discussion of these charges. The Company excludes these charges in its assessments of segment operating results and in determining operational incentive awards and the following segment operating income discussions exclude these charges.

Segment Operating Income

Insurance Services had third quarter 2003 operating income of $44.0 million, resulting in an operating margin of 56.3%, compared with $37.2 million or 52.7% of revenue in the third quarter of 2002. For the nine months ended September 30, operating income was $130.8 million or 56.3% of revenue in 2003 compared to $107.7 million or 53.4% of revenue in 2002. The increase in operating income was primarily due to the revenue growth discussed above and change in product mix.

Business & Government Services had third quarter 2003 operating income of $18.7 million, resulting in an operating margin of 21.4% compared with $19.5 million or 24.6% of revenue in the third quarter of 2002. For the nine months ended September 30, operating income was $52.8 million or 21.0% of revenue in 2003 compared to $49.3 million or 22.0% of revenue in 2002. Margins in 2003 were negatively impacted by product mix and additional expenses incurred in our new product initiatives.

Marketing Services had third quarter 2003 operating income of $3.6 million, resulting in an operating margin of 10.2% as a percentage of revenue including reimbursable expenses (or 15.8% as a percentage of revenue from products and services). These 2003 results compare to $8.5 million, or an operating margin of 22.7% as a percentage of revenue including reimbursable expenses (or 31.0% of revenue from products and services) in the third quarter of 2002. For the nine months ended September 30, Marketing Services had 2003 operating income of $17.9 million, resulting in an operating margin of 16.6% as a percentage of revenue including reimbursable expenses (or 24.2% as a percentage of revenue from products and services) compared to 2002 operating income of $25.1 million, or an operating margin of 23.0% as a percentage of revenue including reimbursable expenses (or 31.8% of revenue from products and services). The decrease in operating income was primarily due to the revenue decline discussed above and a change in product mix due to a weakness in demand for our print services and e-mail marketing products.

Corporate and shared expenses included in selling, general, and administrative costs represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit Insurance Services, Business & Government Services, and Marketing Services. Corporate and shared expenses were $14.9 million for the third quarter of 2003, down from $16.2 million in 2002 primarily due to lower estimated incentive payments. Corporate and shared expenses were approximately 7.4% of total revenue for the three months ended 2003 down from 8.6% for the same period in 2002. For the nine months ended September 30 corporate and shared expenses were approximately 7.6% of total revenue in 2003 compared to 8.3% in 2002.

Interest Expense

Interest expense was $608,000 for the third quarter of 2003, down from $2.0 million in 2002. For the nine months ended September 30, 2003, interest expense was $2.4 million, a decrease of $4.2 million from $6.7 million in the first nine months of 2002 due to lower average debt outstanding and lower interest rates including the impact of the $125 million notional amount interest rate swap agreement that expired in August 2002 (see Note 7 to the Consolidated Financial Statements).

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.4% for the third quarter and nine months of 2003 and 2002.

Income from Discontinued Operations and Gain on Sale of Discontinued Operations

In February 2003, the Company sold its CPCS business to New Mountain Capital, L.L.C. for $87.0 million in cash. CPCS is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS after transaction expenses is approximately $32.9 million net of taxes. Summarized operating results and gain on sale for the two months ended February 28, 2003 and the three and nine months ended September 30, 2002 are discussed in Note 10 to the Consolidated Financial Statements.

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

Financial Condition and Liquidity, Including Off-Balance Sheet Items

The Company’s sources of cash liquidity include cash and cash equivalents, cash from continuing operations, amounts available under credit facilities, and other external sources of funds. The Company’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and long-term debt. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility (the “Former Credit Facility”) (see Note 7 to the Consolidated Financial Statements). On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. There were no borrowings under the Credit Facility at September 30, 2003; however, $20 million was borrowed under the Credit Facility on October 1, 2003 (see Note 10 to the Consolidated Financial Statements). In addition, there was $2.2 million of other long-term debt outstanding at September 30, 2003. There were no short-term borrowings at September 30, 2003 other than the amount outstanding under the receivables facility agreement discussed below.

In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms, and has been extended to June 2004. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $70 million at September 30, 2003, and $85.0 million at December 31, 2002.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, the Company modified its $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at September 30, 2003 and the Company would have recorded additional depreciation expense of approximately $1.1 million ($675,000 after tax) related to the synthetic leases for the first nine months of 2003.

Contractual obligations and the related future payments at September 30, 2003 are as follows:

	Payments Due by Period
(In thousands)	Total	2003	2004	2005	Thereafter

Debt	$72,100	$130	$70,130	$140	$1,700
Capital lease obligations	103	74	29	—	—
Operating leases and other commitments	53,950	4,820	15,376	12,370	21,384

Total contractual cash obligations	$126,153	$5,024	$85,535	$12,510	$23,084

Derivative financial instruments at September 30, 2003 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases. At September 30, 2003, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.9%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2003, the fair value of the outstanding interest rate swap agreements was a liability of $5.4 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the Consolidated Financial Statements). The Company had a fifth interest rate swap agreement with a notional amount of $125 million to limit the effect of changes in the benchmark interest rate (LIBOR) on $125 million of the Company’s borrowings. This interest rate swap agreement expired in August 2002.

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

Cash and cash equivalents totaled $14.4 million as of September 30, 2003. Net cash provided by continuing operations was $136.5 million for the first nine months of 2003 compared to $90.3 million for the first nine months of 2002. The increase in net cash provided by continuing operations was primarily attributable to the increased income from continuing operations as compared to the first nine months of 2002, reduction in accounts receivable days sales outstanding due to successful collection efforts, and the timing of the payment and occurrence of current liabilities. The increase in cash used by discontinued operations reflects the payment of tax and transaction liabilities related to the sale of CPCS in 2003. During the first nine months of 2003, ChoicePoint continued to invest in future growth. Cash used by investing activities was $19.8 million for the first nine months of 2003, consisting of cash proceeds on the sale of CPCS of $87.0 million offset by $74.6 million for acquisitions and a minority equity investment, $16.5 million for property and equipment and $15.7 million for other asset additions, primarily purchased data files and internally developed and externally purchased software. In the first nine months of 2002, cash used by investing activities was $81.1 million, including $45.7 million for acquisitions, $15.6 million for property and equipment and $19.8 million for additions to other assets, primarily purchased data files and internally developed and externally purchased software. Excluding the data center facility construction discussed above, the Company anticipates full-year capital expenditures to be in the range of $45 million to $50 million for 2003, which will be used primarily for the development of a new public records technology platform, new product development, system upgrades and other assets, including purchased data files and internally developed and externally purchased software. Cash used by financing activities of $100.8 million in the first nine months of 2003 included $95.0 million of net payments on the Credit Facility, $15.0 million of payments on the Receivables Facility, and $4.0 million for the purchase of stock held by employee benefit trusts offset by $13.5 million of proceeds from the exercise of stock options. Cash used by financing activities of $47.6 million in the first nine months of 2002 included $155.0 million of payments on the Former Credit Facility offset by $90.0 million of net proceeds on the Credit Facility and $19.5 million of proceeds from the exercise of stock options.

The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations as well as third-party appraisals in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of September 30, 2003, certain of the Company’s 2003 purchase price allocations were based on preliminary estimates which may be revised in future periods as final third-party appraisals are received or as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint has assessed its goodwill and other indefinite life assets for impairment during the year ended December 31, 2002, and is required to assess these assets on at least an annual basis thereafter (see Note 11 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. Upon completion of our analysis for goodwill impairment in the second quarter of 2002 in accordance with the adoption of SFAS No. 142, ChoicePoint recorded a non-cash charge of $39.1 million ($24.4 million net of taxes) to reduce the carrying value of its goodwill retroactive to January 1, 2002. In calculating the goodwill impairment charge, the fair value of the impaired reporting units was estimated using a discounted cash flow methodology. This impairment charge is due to increased competition and pricing pressures and relates primarily to goodwill recorded in the 1998 acquisition of EquiSearch Services, Inc. and goodwill related to the Internet business acquired as part of the DBT merger in May 2000. The Company also completed its annual goodwill impairment review as of October 31, 2002. No additional impairment charge was recorded as a result of this review based on estimated future cash flows as compared to the current book value of long-lived assets and no circumstances occurred between October 31, 2002 and September 30, 2003 that would have made the Company complete an additional review. If the Company had assumed a 10% reduction in its estimated annual cash flows, it would have recorded additional impairment of less than $2 million in either of the above analyses.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the nine months ended 2003, the Company recorded an other operating charge of approximately $2.6 million related to the write down of certain intangible assets related to data files, customer relations, and software obtained in prior acquisitions the use of which was discontinued in the third quarter of 2003 primarily in connection with the Company’s realignment of certain business operations and the re-engineering of our e-mail marketing business (see Note 5 to the Consolidated Financial Statements). The Company periodically reviews and reevaluates the assumptions used for assessing the recoverability of its intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No 144. In connection with the Company’s transition to the new data center and realignment of certain business operations, ChoicePoint wrote down $6.0 million of software developed for internal use in 2003. See Note 5 to the Consolidated Financial Statements. Amortization of capitalized software costs for the period ended September 30 amounted to approximately $10.2 million in 2003 and $6.9 million in 2002.

Postretirement benefit obligations: In connection with developing projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions provided by the Company’s independent actuaries including a discount rate of 6.75%. A 0.25% decrease or increase in the discount rate (to 6.5% or 7.0%) would result in a change in the liability of approximately $600,000. Actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of September 30, 2003. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

As of September 30, 2003, there were no borrowings outstanding under the Credit Facility and $70.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At September 30, 2003, the Company’s interest rate was 1.5% under the Receivables Facility. At September 30, 2003, $67.3 million was outstanding under the Company’s synthetic lease agreements. At September 30, 2003, ChoicePoint had four interest rate swap agreements

(the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at September 30, 2003. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.5% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at September 30, 2003, a one percent change in interest rates would result in a change in annual pretax expense of approximately $700,000 based on the Company’s current level of borrowing. As noted above, as of September 2003, $67.0 million of the $67.3 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements. In addition, there are no borrowings outstanding under the Credit Facility and $70.0 million is outstanding under the Receivables Facility.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the third quarter of 2003 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

A class action lawsuit against the Company was filed in the United States District Court for the Middle District of Florida on May 30, 2003 (last styled Russell V. Rosen and Rabbi Joel Levine et al. v. ChoicePoint Inc.) alleging violations of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs recently dismissed this case against all defendants. Three ChoicePoint entities have been added as defendants in a similar complaint filed in the United States District Court for the Southern District of Florida (styled Fresco, et al. v. Automotive Directions Inc., et al.). Additionally, Russell V. Rosen and Rabbi Joel Levine have been added as plaintiffs in this case. The complaints allege that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the DPPA. The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the expressed written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 29, 2003.

10.2	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 29, 2003.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 22, 2003, the Company furnished a Current Report on Form 8-K including the Press Release of ChoicePoint Inc., dated July 22, 2003, reporting ChoicePoint Inc.’s financial results for the second quarter of 2003 and Supplemental Information prepared for use in connection with the announcement of the financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.

(Registrant)

November 13, 2003	/s/ Derek V. Smith

Date	Derek V. Smith, Chairman and
Chief Executive Officer
(Duly Authorized Officer)

November 13, 2003	/s/ Steven W. Surbaugh

Date	Steven W. Surbaugh, Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 29, 2003.

10.2	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 29, 2003.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.