Form 10-K
period 2003-12-31
CHOICEPOINT INC
filed 2004-03-12
CIK 1040596

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13069

ChoicePoint Inc.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2309650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Alderman Drive Alpharetta, Georgia (Address of Principal Executive Offices)	30005 (Zip Code)

(770) 752-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.10 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑        NO ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES ☑        NO ☐

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003: $2,943,718,441 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 88,003,626 shares of Common Stock, par value $.10 per share, outstanding as of February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of ChoicePoint Inc.’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.

    Portions of ChoicePoint Inc.’s Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference in Parts II and IV.

		Page

Part I		1
Item 1.	Business	1
Item 2.	Properties	5
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item X	Executive Officers of the Registrant	7
Part II		8
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	13
Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Part III		13
Item 10.	Directors and Executive Officers of the Registrant	13
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions	14
Item 14.	Principal Accountant Fees and Services	14
Part IV		14
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	14
Signatures		20
EX-10.11 1997 OMNIBUS STOCK INCENTIVE PLAN
EX-10.13 FIRST AMENDMENT TO THE 2003 OMNIBUS
EX-10.20 FOURTH AMENDMENT TO THE DEFERRED COMPEN.
EX-10.21 FIFTH AMENDMENT TO THE DEFERRED COMPEN.
EX-10.23 EMPLOYEE BENEFITS AGREEMENT
EX-10.26 MASTER AGREEMENT
EX-10.30 LEASE AGREEMENT
EX-10.31 GEORGIA LEASE SUPPLEMENT
EX-10.34 OPERATIVE GUARANTY
EX-10.35 CONSTRUCTION AGENCY AGREEMENT
EX-13 PORTION OF 2002 ANNUAL REPORT TO SHAREHOLDER
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 CERTIFICATION OF DEREK V. SMITH, CEO
EX-31.2 CERTIFICATION OF STEVEN W. SURBAUGH, CFO
EX-32.1 CERTIFICATION OF DEREK V. SMITH, CEO
EX-32.2 CERTIFICATION OF STEVEN W. SURBAUGH, CFO
EX-99 INDEPENDENT AUDITORS' REPORT

      This Form 10-K and other statements issued or made from time to time by ChoicePoint Inc. or its management contain statements which may constitute “Forward-Looking Statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements and information are based on management’s beliefs, plans, expectations and assumptions and on information currently available to ChoicePoint. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this report that do not relate to historical facts are intended to identify forward-looking statements.

      The forward-looking statements in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” Many of such factors are beyond ChoicePoint’s ability to control or predict. As a result, ChoicePoint’s future actions, financial position, results of operations and the market price of ChoicePoint’s common stock could differ materially from those expressed in any forward-looking statements made by ChoicePoint. Do not put undue reliance on forward-looking statements. ChoicePoint does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, ChoicePoint, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.     Business

General

      ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), was incorporated in 1997. Over the past six years, ChoicePoint has transformed from a predominately manually-driven and insurance customer-focused asset base into the diversified, technology driven, data intensive business it is today. Given the unique data and analytical and distribution capabilities, ChoicePoint is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy.

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

      The Insurance Services group provides information products, software and services used in the underwriting and claims processes by property and casualty insurers. Insurance Services’ major offerings include claims history data, motor vehicle records, police records, credit information and modeling services to the personal lines property and casualty market and customized policy rating, issuance and administration software and related business outsourcing services to the commercial insurance market. The Company also provided property inspections and audits to the commercial insurance market until the sale of this business in February 2003.

      The Business & Government Services group provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses, private investigators, consumers and federal, state and local government agencies. Major offerings include pre-employment background screenings and drug testing administration services, public record, background and relationship searches, vital records, tenant screening services, credential verification, due diligence information, Uniform Commercial Code searches and filings, people and shareholder locator information services, authentication, regulatory compliance services and DNA identification services.

      The Marketing Services group provides direct marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full range of products including data, print fulfillment, database and campaign management services, as well as Web-based delivery solutions.

      ChoicePoint’s strategic goal is to be the leading provider of enhanced information services to a broad range of industries. The Company is continuing to expand its data distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in business and government markets, pursuing acquisitions and strategic alliances, developing and enhancing key technological capabilities, developing new products and services and maintaining solid financial performance.

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

      In June 2003, the Company purchased Mortgage Asset Research Institute, Inc., which operates databases that help monitor and identify fraud, misrepresentation and misconduct in the mortgage industry.

      In July 2003, the Company acquired Identico Systems, LLC, a real-time provider of customer identity verification via face-to-face transactions at the point of sale.

      In August 2003, the Company purchased certain assets of TML Information Services, Inc., a provider of motor vehicle reports.

      In September 2003, the Company acquired the assets of insuranceDecisions, Inc., a provider of full service claims administration applications to the insurance industry and the assets of Bridger Systems, Inc., which assists customers with compliance with the USA PATRIOT Act, Office of Foreign Assets Control and other requirements.

      To complement the Company’s tenant screening services, in October 2003, the Company acquired CITI NETWORK, Inc. d/b/a Applicant Screening and Processing, which provides residential screening services to apartment communities.

      In February 2004, ChoicePoint acquired The Templar Corporation, a provider of advanced and secure information technology solutions.

      In February 2003, the Company sold its CP Commercial Specialists (“CPCS”) division, a provider of property inspections and audits to the commercial insurance market.

Products and Customers

      As indicated above, the Company operates through three primary service groups: Insurance Services, Business & Government Services and Marketing Services. ChoicePoint’s offices are located throughout the United States. The Company’s business is not materially seasonal. The following table reflects the revenue generated by each of ChoicePoint’s three primary service groups, and from the royalty and divested and discontinued product lines, from 2001 through 2003 and the percentage contribution by each group to ChoicePoint’s revenue for each such year. The royalty revenue is generated from laser technology patents held by the Company. The remaining patents underlying this revenue expire between November 2004 and May 2005. Due to changes in accounting rules in 2002, CPCS is reported as discontinued operations and its revenues are excluded from the amounts below.

Historical Revenue by Service Group

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Insurance Services	$309,124	41%	$270,282	39%	$227,727	38%
Business & Government Services	339,483	45	308,761	45	267,409	44
Marketing Services	96,642	13	105,833	15	76,461	13
Royalty	5,102	1	5,855	1	6,808	1
Divested & Discontinued Product Lines	—	—	72	—	24,243	4

Revenue from Products and Services	750,351	100%	690,803	100%	602,648	100%
Reimbursable Expenses	45,395		38,520		38,028

Total	$795,746		$729,323		$640,676

      Insurance Services. ChoicePoint provides underwriting information to property and casualty insurance companies in the United States. Personal lines property and casualty insurance services include underwriting and claims information, such as motor vehicle reports, police reports, the Company’s Comprehensive Loss

Underwriting Exchange (“C.L.U.E.®”) and Current Carrier® database services, vehicle registration services, credit reports, modeling services, ChoicePointLink® (insurance agent software), and driver’s license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters) which enables them to underwrite in the auto and home insurance markets. Current Carrier is a proprietary database comprised of information regarding current and previous insurance coverage and possible lapses in coverage. ChoicePoint’s proprietary ChoicePoint RulesTM system automates customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using system-to-system and Internet communications. ChoicePoint also provides modeling services to the personal lines property and casualty market and development of high-end customized application rating and issuance software for commercial customers. The Company also provides customized policy rating, issuance and administration software and related business outsourcing services to the commercial insurance market. Until the sale of the CPCS group in February 2003, ChoicePoint provided other services to the commercial property and casualty insurance market, which included commercial inspections for underwriting purposes and workers compensation audits of commercial properties. Until the sale of the Osborn Group, Inc. in August 2001, ChoicePoint also provided laboratory information services and related technology offerings to major life and health insurance companies in the United States.

      Business & Government Services. In addition to serving the property and casualty insurance markets, ChoicePoint provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses, consumers and local, state and federal government agencies. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (1) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; (2) comprehensive drug screening program management and administration and due diligence and credential verification services to legal and professional service providers; (3) tenant screening services; (4) volunteer screening services and (5) authentication services and DNA identification services.

      The Company also provides enhanced information services to government agencies, such as uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, assisting with homeland security initiatives and providing information to certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud. In connection with its Business & Government Services, the Company provides online and on-demand searches and filings of public business records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, regulatory compliance services, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure. The Company also provides services that facilitate ordering certified vital records such as birth, death, marriage and divorce certificates.

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

      Customers. ChoicePoint’s customer base includes substantially all domestic insurance companies, many Fortune 1000 corporations, non-profit organizations, small businesses, financial institutions, consumers and certain local, state and federal government agencies. The Company has more than 50,000 customers, none of which represented more than 10% of the Company’s total revenue in 2003.

      ChoicePoint’s customers include federal, state, and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints.

      Each of ChoicePoint’s current service groups has the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.

Competition

      The Company operates in a number of geographic and product and service markets, which are highly competitive. In the Insurance Services market, ChoicePoint’s property and casualty competitors include Trans Union Corporation, Fair Isaac & Company, Inc., American Insurance Services Group, a unit of Insurance Services Office, Inc., Metropolitan Reporting Bureau, Explorer Information Services and Insurance Information Exchange, L.L.C., a subsidiary of ISO Claims Services, Inc., while the Company’s competitors in the commercial insurance market are Computer Sciences Corporation, CGI Group Inc. and Fiserv, Inc. In the Business & Government Services market, ChoicePoint’s competitors in the automated public records market currently include the Lexis-Nexis service of Reed Elsevier PLC, First Data Corporation, Seisint, Inc., First Advantage Corporation, Merlin Information Services, LocatePLUS Holdings Corporation and infoUSA Inc., while its competitors in the pre-employment screening and drug testing services market include Kroll Inc., various security companies and clinical laboratories, including pre-screening services of Automatic Data Processing, Inc., The First American Corporation, Total Information Services, a subsidiary of US Investigations Services, Inc., and Laboratory Corporation of America Holdings. Its competitors in the vital records market include USAVital.com, a subsidiary of Backgrounds USA, NationalBirthCertificate.com, Mantech International Corporation, Genesis Systems, Inc. and QS Technologies, Inc. and in the permit services market the primary competitors are Comdata Transportation Services, a division of Ceridian Corporation and Xero-Fax, Inc. Its competitors in database marketing services offerings include Acxiom Corporation, Knowledge Base Inc. and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by its subsidiary, EquiSearch Services Inc. (“EquiSearch”), the Company competes with Keane Tracers, Inc. and Georgeson Communications Corporation. For DNA identification services, the Company competes with Orchid BioSciences, Inc. and Myriad Genetics Inc. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.

Sources of Supply

      ChoicePoint’s operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public records information companies, governmental authorities and online search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, if material changes in state or federal laws regulating or prohibiting the distribution of certain data or public records were to occur, the Company’s business, financial position and results of operations could be materially affected. In the event that such a termination occurs, the Company believes that it could acquire the data from other sources; however, such termination could have a material adverse effect on the Company’s financial position or results of operations.

      ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The information comprising these databases is not owned by ChoicePoint, and the participating organizations could discontinue contributing information to the databases. If this were to occur, the Company’s financial position and results of operations would be materially affected. ChoicePoint believes, however, that such an event is unlikely because contributors to the databases depend upon the aggregated information in such databases to conduct their business operations.

Employees

      As of December 31, 2003, ChoicePoint employed approximately 4,100 persons, none of whom were unionized. All of the Company’s workforce is employed in the United States. As of December 31, 2003, ChoicePoint employed approximately 240 individuals in Hartford, Connecticut in its Insurity facilities, approximately 40 individuals in Santa Ana, California at one of its ChoicePoint Public Records Group (“PRG”) locations, approximately 215 individuals in Peoria, Illinois in one of its ChoicePoint Precision Marketing (“CPM”) locations, approximately 70 individuals in the WorkPlace Solutions St. Petersburg, Florida office, approximately 37 employees in White Plains, New York at its EquiSearch offices, and approximately 70 individuals at the Boston, Massachusetts CPPM, Inc. office. The Company has approximately 300 employees at the CPM Pensacola, Florida office, approximately 90 National Safety Alliance employees in Nashville, Tennessee, approximately 85 employees at Bode Labs in Springfield, Virginia, approximately 50 BTi employees in Dallas, Texas, approximately 55 employees in the WorkPlace Solutions Los Angeles, California office, approximately 100 WorkPlace Solutions employees in the Charlotte, North Carolina office and about 320 PRG employees in Boca Raton, Florida. ChoicePoint has approximately 60 employees at its Vital Chek office in Nashville, Tennessee, approximately 38 employees at the Bridger Systems office in Bozeman, Montana and about 60 employees at the Resident Data offices in Dallas, Texas. Approximately 1,240 individuals are employed in the Atlanta area in the Company’s headquarters and four branch office locations. The balance of ChoicePoint’s employees is located in the Company’s remaining offices throughout the United States. ChoicePoint believes that its relations with its employees are good.

Proprietary Matters

      ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current duration for federal registrations range from seven to fifteen years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark is in use. Additional trademarks and trade names used in the Company’s business are registered and maintained in the U.S. ChoicePoint®, the ChoicePoint logo, ScreenNow®, Current Carrier, VitalChek®, AutoTrackXP® and C.L.U.E. are registered trademarks of ChoicePoint Asset Company, a wholly owned subsidiary of the Company.

      ChoicePoint owns a 62.5% interest in revenue relating to certain patents involving laser technology, which expire between November 2004 and May 2005. Upon the expiration of the applicable patent, ChoicePoint loses its right to exclude others from exploiting the inventions claimed therein, and accordingly, the obligations of third parties to make royalty payments will cease.

Where You Can Find More Information

      ChoicePoint files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials ChoicePoint files with the SEC, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as ChoicePoint that file electronically with the SEC at http://www.sec.gov. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet Web site, located at www.choicepoint.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 2.     Properties

      ChoicePoint’s principal executive offices are located in 206,000 square feet of office space in Alpharetta, Georgia, a suburb of Atlanta. As of December 31, 2003, ChoicePoint maintained approximately 50 other offices in the United States. These offices, all of which are leased, contain a total of approximately

680,000 square feet of space. Through CPM, ChoicePoint owns four buildings in Peoria, Illinois representing approximately 180,000 square feet of space. Through Vital Chek, ChoicePoint owns two buildings in Nashville, Tennessee representing approximately 10,000 square feet. The Company ordinarily leases office space of the general commercial type for conducting its business.

      ChoicePoint completed construction on a 200,000 square foot data center adjacent to its principal executive offices at the Alpharetta, Georgia location in the second quarter of 2003.

      In March 2003, ChoicePoint sold a building in Norcross, Georgia owned by ChoicePoint Services Inc. that represented approximately 8,400 square feet. In October 2003, ChoicePoint sold two buildings in Olathe, Kansas owned by ChoicePoint Health Systems Inc. that represented approximately 99,000 square feet.

Item 3.     Legal Proceedings

      A class action lawsuit against the Company was filed in the United States District Court for the Middle District of Florida on May 30, 2003 (last styled Russell V. Rosen and Rabbi Joel Levine et al. v. ChoicePoint Inc.) alleging violations of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs recently dismissed this case against all defendants. Three ChoicePoint entities have been added as defendants in a similar complaint filed in the United States District Court for the Southern District of Florida (styled Fresco, et al. v. Automotive Directions Inc., et al.) Additionally, Russell V. Rosen and Rabbi Joel Levine have been added as plaintiffs in this case. The complaints allege that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the DPPA. The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida.

      In addition, on July 10, 2003, a plaintiff filed a class action lawsuit against the Company in the United States District Court for the Eastern District of Louisiana (styled Betty D. Russell v. ChoicePoint Services, Inc.) that alleges substantially similar violations of the DPPA. The plaintiff sought to represent a national class of all individuals whose information the Company has obtained from motor vehicle records and a subclass of all individuals domiciled in Louisiana whose information the Company has obtained from motor vehicle records in Louisiana. ChoicePoint filed a Motion to Dismiss. The Court granted such motion in part and denied in part.

      Each of these complaints seeks certification as a class action, compensatory damages, attorney’s fees and costs, and injunctive and other relief. The Company intends to defend against these actions vigorously. While the ultimate resolution of these cases cannot presently be determined, an unfavorable outcome in any of these cases could have a material adverse effect on the Company’s financial position or results of operations.

      ChoicePoint also is involved in litigation from time to time in the ordinary course of its business. The Company provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimated. The Company does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of ChoicePoint. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2003.

Item X.     Executive Officers of the Registrant

      Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 1, 2004:

Name and Position	Age	Executive Officer Since

Derek V. Smith, Chairman and Chief Executive Officer	49	1997
Douglas C. Curling, President and Chief Operating Officer	49	1997
David T. Lee, Executive Vice President	44	1997
J. Michael de Janes, General Counsel	46	1997
David W. Davis, Corporate Secretary and Vice President, Government Affairs	51	2003
Steven W. Surbaugh, Chief Financial Officer	54	2002
David E. Trine, Treasurer and Corporate Controller	43	2000

      Derek V. Smith, 49, has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a Director of the Company since May 1997. He served as President of the Company from May 1997 until April 2002.

      Douglas C. Curling, 49, has served as President since April 2002 and as Chief Operating Officer of the Company since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1997 until May 1999.

      David T. Lee, 44, has served as Executive Vice President of the Company since May 1999 and served as Senior Vice President from 1997 until May 1999.

      J. Michael de Janes, 46, has served as General Counsel since 1997 and also served as Secretary from April 1998 until December 2003.

      Steven W. Surbaugh, 54, has served as Chief Financial Officer since April 2002. Prior to April 2002, he was a partner with Arthur Andersen LLP for more than five years, where he most recently served as the partner-in-charge of the real estate, financial services and not-for-profit audit practices in the Atlanta, Georgia office.

      David W. Davis, 51, has served as Corporate Secretary and Vice President, Government Affairs since December 2003. He served as Staff Director and Policy Director of the Office of the Vice Chair of the Senate Republican Conference from January 2003 to December 2003 and from 2001 to January 2003 he served as Chief of Staff and Legislative Director for the Office of Senator Kay Bailey Hutchison. From 1994 to 2001 Mr. Davis served as Military Legislative Assistant and Deputy Chief of Staff for Senator Hutchison.

      David E. Trine, 43 has served as Treasurer since May 2000 and as Vice President — Corporate Controller since May 1999. He served as Vice President — Finance and Accounting of the Company from 1997 until May 1999.

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “CPS.” Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions “Market Information” and “Quarterly Stock Performance” in the 2003 Annual Report to Shareholders (the “Annual Report”), a copy of such sections is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

Item 6.     Selected Financial Data

      The information included under the caption “Financial Highlights” in the Annual Report, a copy of such section is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The information included under the caption “Management’s Discussion and Analysis” in the Annual Report, a copy of such section is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Risk Factors

      You should carefully consider each of the following risk factors and all of the other information in this Annual Report on Form 10-K. These risks are not the only ones facing the Company. ChoicePoint’s business operations could also be impaired by additional risks and uncertainties that, at present, are not known to the Company or that, at present, are considered immaterial.

      If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and any other securities we may issue in the future could decline significantly.

      The risk factors below contain forward-looking statements regarding ChoicePoint. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i, following the “Table of Contents.”

Customers

      We have few long-term agreements with our customers. Although our management believes that the quality of our products and services should permit us to maintain relationships with our customers, there can be no assurance that we will do so. Any loss of a significant number of our major customers would have a material adverse effect on our business, financial position, and results of operations.

      Our customers include federal, state, and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. A loss of government contract revenues also could have a material adverse effect on our business, financial position, and results of operations.

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

Suppliers

      We depend upon third-party information suppliers for information used in our databases. The loss of some of our data supply sources could have a material adverse effect on our business, financial position, and results of operations. We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, and our operations depend upon information derived from a wide variety of automated and manual sources. We obtain data from public records, information companies, governmental authorities, competitors, and customers. Our agreements with our data suppliers are generally short-term agreements. Some of our suppliers are also our competitors, which may make us vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. We have no reason to anticipate the termination of any significant relationships with these data suppliers and believe that in most cases substitute suppliers could be arranged if any termination occurred. However, such a termination could have a material adverse effect on our business, financial position, and results of operations if we were unable to arrange for substitute sources.

      We currently maintain databases that contain information provided and used by insurance underwriters. We do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. If this information was withheld, our business, financial position, and results of operations would be materially adversely affected.

      We use social security numbers to generate certain reports. Social security numbers could become unavailable to us in the future because of changes in the law or because data suppliers decide not to supply them to us. If we cannot obtain this information in the future, we will be unable to generate reports as efficiently. Although we use names, addresses, and dates of birth to generate our reports, without the use of social security numbers, we believe that those reports would not be as complete or as accurate as the reports generated with social security numbers. We also would incur significant expense to revise the software we use to generate reports. Less complete or less accurate reports could adversely affect our business, financial position and results of operations.

      We obtain the credit header data in our databases from consumer credit reporting agencies. The data consists of names, addresses, social security numbers, and dates of birth. Any of these suppliers could stop supplying this data to us or could substantially increase their prices. Withholding this data could materially adversely affect our business, financial position and results of operations.

Competition

      The information industry in which we operate is highly competitive, and we expect it to remain highly competitive. In each of our markets, we compete on the basis of price, quality, customer service, product and service selection. Our competitive position in various market segments depends upon the relative strength of our competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away from us. We cannot be sure that we will be able to maintain or strengthen our competitive position in our market segments, especially against larger competitors. If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

Government Regulation and Adverse Publicity

      Because we use personal and public record information to search our databases and access the databases of others, we are vulnerable to government regulation and adverse publicity concerning these uses. We provide many types of data and services which already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Drivers’ Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. The following legal and regulatory developments could have a material adverse affect on our business, financial position and results of operations:

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

Attracting and Retaining Qualified Personnel

      We cannot be certain that we can continue to attract and retain sufficient qualified management, technical, sales, or other personnel necessary to conduct our business successfully. The resignation, retirement, death or disability of our Chief Executive Officer or Chief Operating Officer and the inability to sufficiently replace either position could adversely affect our business. During recent years, the Company has significantly increased its senior management talent levels. Accordingly, the dependency on the Chief Executive Officer and/or the Chief Operating Officer will continue to diminish in future years.

System Interruptions

      System interruptions could delay and disrupt our products and services, cause harm to our business and reputation and result in a loss of customers. We depend heavily upon our computer systems, most of which are located in Alpharetta, Georgia and Boca Raton, Florida, to provide reliable, uninterrupted service. Certain events beyond our control, such as fires, floods, earthquakes, hurricanes, power losses and telecommunications failures, could damage our computer networks and temporarily or permanently interrupt services to our customers. Our systems in Boca Raton, Florida are particularly susceptible to hurricanes. These interruptions also may interfere with our suppliers’ ability to provide data and our employees’ ability to attend work and perform their responsibilities. We have attempted to shield our systems from interruptions and failures through disaster recovery planning, and we carry property and business interruption insurance in case these events occur. However, our system safeguards and our insurance still may not adequately protect us from losses arising from system interruptions.

Security Breaches

      Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. We have instituted many security measures to protect our systems and to assure the marketplace that our systems are secure. However, despite such security measures, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If unauthorized users gain access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on our networks. A security or privacy breach may affect us in the following ways:

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

Direct Marketing

      Our direct marketing products and services could be vulnerable to the following risks:

•	development of other methods of sales and advertising that are more effective than direct marketing;

•	changes in laws and regulations relating to data privacy, in particular, telephone solicitation and email privacy;

•	increases in postal rates or disruption in the availability of postal services that could increase the cost of direct mail production and processing and reduce demand for information among our direct mail customers; and

•	loss of use or data by third parties.

New Products, Services, and Technologies

      Our growth partially depends on our ability to develop and market new products, services and technologies. We have focused on developing growth opportunities in a number of potential markets. We cannot assure you that we will be successful in developing new products, services and technologies or that these products, services and technologies will gain market acceptance or generate significant revenue. Our initiatives are in various stages of development and may be subject to delays in implementation, customer dissatisfaction with product or service performance or other significant undetected problems. If we fail to successfully introduce new initiatives, our business, financial position and results of operations may be adversely affected.

Litigation

      ChoicePoint and its subsidiaries are involved in various legal proceedings that periodically arise during the course of business. While the Company does not have reason to believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial position, litigation is essentially unpredictable and excessive verdicts could occur. Although we believe we have valid defenses in these matters, in the future we could incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2003. The information below should be read in conjunction with Note 5 of the “Notes to Consolidated Financial Statements” of the Annual Report, which notes are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.

      On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The applicable margins range from .475% to 1.2% per annum based on ChoicePoint’s leverage ratio. The average interest rate based on the terms of the Credit Facility at December 31, 2003 was 1.6% and 2.0% at December 31, 2002. Prior to May 10, 2002, the Company had a $250 million unsecured revolving credit facility with a group of banks. As of December 31, 2003, there were no borrowings under the Credit Facility. In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable subject to limitations. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2004. Net borrowings under the Receivables Facility were $50.0 million at December 31, 2003. The average interest rate based on the terms of the Receivables Facility at December 31, 2003 was approximately 1.5%. The Company has entered into four interest rate swap agreements (the “Swap Agreements”) to reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on its synthetic leases. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments with a fixed rate between 4.6% and 6.5%. As of December 31, 2003, $67.3 million was outstanding under the Company’s synthetic base agreements, of which $67.0 million of LIBOR-based payments were hedged with the swap agreements.

      Based on the Company’s overall interest rate exposure at December 31, 2003, a 1% change in interest rates would result in a change in annual pretax interest expense of approximately $500,000 based on the Company’s level of borrowing at that date.

Item 8.     Financial Statements and Supplementary Data

      The information included under the captions “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” in the Annual Report, a copy of which sections are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

      Disclosure controls and procedures are the Company’s controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the fourth quarter that materially affected or are reasonably likely to affect, the Company’s internal controls over financial reporting during the fourth quarter of 2003. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and individuals may execute transactions without the proper authority or disclosure.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to Directors of the Company is included in the sections entitled “Proposal No. 1 — Election of ChoicePoint Directors,” “Other Matters — ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Audit Committee” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company’s executive officers is set forth in Part I of this report. ChoicePoint has adopted a Code of Ethics for Senior Financial Officers and Business Unit Leaders that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer, controller and other senior officers. A copy of the ChoicePoint Inc. Code of Conduct, Code of Ethics for Senior Financial Officers and Business Unit Leaders, the Corporate Governance Guidelines and charters for the audit committee, management compensation and benefits committee and corporate governance and nominating committee may be found on the Company’s Web site at www.choicepoint.com. Copies will be furnished upon written request to the Company at the following address: Attn: Corporate Secretary, ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, GA 30005. If the Company makes any amendments to the Code of Ethics for Senior Financial Officers and Business Unit Leaders other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer, principal accounting officer, controller and other senior officers, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its Web site or in a report on Form 8-K filed with the SEC.

Item 11.     Executive Compensation

      The information required by this Item is included in the sections entitled “ChoicePoint Executive Compensation,” “Management Compensation and Benefits Committee Report on Executive Compensation,” “Election of ChoicePoint Directors,” “ChoicePoint Executive Compensation — Employment Agreements and Change-in-Control Arrangements,” “ChoicePoint Executive Compensation Committee Interlocks and Insider Participation” and “ChoicePoint Stock Performance Graph” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is included in the sections entitled “ChoicePoint Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is included in the section entitled “Other Matters — Certain Relationships and Related Transactions” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

      The information required by this Item is included in the section entitled “Audit Fees, Financial Information System Fees and Other Fees” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Index to exhibits, financial statements and schedules.

      (1) Financial Statements

      Consolidated Balance Sheets as of December 31, 2003 and 2002 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

      Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

      Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

      Notes to Consolidated Financial Statements are incorporated by reference from the Annual Report, and are included in Exhibit 13 hereto.

      Report of Deloitte & Touche LLP on the financial statements referenced above is incorporated by reference from the Annual Report, and is included in Exhibit 13 hereto.

      (2) Financial Statement Schedules

      Schedule II — Consolidated Valuation and Qualifying Accounts is included as a schedule herein.

      Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      (3) Exhibits required by Item 601 of Regulation S-K:

      The following exhibits are included in this Form 10-K:

Exhibit
Number		Description

2.1	—	Purchase Agreement, by and among ChoicePoint Inc., ChoicePoint Acquisition Corporation and DBT Online, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000)
3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.1	—	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997)
4.2	—	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-A, filed August 17, 1999)
4.3	—	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000)
4.4	—	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta as dated July 30, 2002 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-A/A, filed July 30, 2002)
4.5	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)
10.1	—	Employment Agreement, dated April 1, 1997, by and between DBT Online, Inc. and Frank Borman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)*
10.2	—	Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.3	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.4	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 23, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

Exhibit
Number		Description

10.5	—	Form of Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.6	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.7	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 23, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.8	—	Form of Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.9	—	Form of Employment and Compensation Agreement between the Company and J. Michael de Janes dated as of April 25, 2002 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.10	—	Form of Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.11	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan*
10.12	—	ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to the Company’s Proxy Statement to its Annual Meeting of Shareholders on April 29, 2003)*
10.13	—	First Amendment to the ChoicePoint Inc. 2003 Omnibus Incentive Plan*
10.14	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000)*
10.15	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)*
10.16	—	ChoicePoint Inc. Deferred Compensation Plan (incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000)*
10.17	—	First Amendment to the ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-102249)*
10.18	—	Second Amendment to the ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, File No. 333-102249)*
10.19	—	Third Amendment to the ChoicePoint Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002)*
10.20	—	Fourth Amendment to the ChoicePoint Inc. Deferred Compensation Plan*
10.21	—	Fifth Amendment to the ChoicePoint Inc. Deferred Compensation Plan*
10.22	—	ChoicePoint Inc. Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*
10.23	—	Employee Benefits Agreement, dated as of July 31, 1997, Between Equifax Inc. and ChoicePoint Inc.*

Exhibit
Number		Description

10.24	—	Revolving Credit Agreement dated as of May 10, 2002 among ChoicePoint Inc., the Lenders listed therein, SunTrust Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, U.S. Bank National Association and BNP Paribas, as Documentation Agents, and First Union Securities, Inc. (d/b/a/Wachovia Securities) and SunTrust Capital Markets, Inc., as Co-Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2002)
10.25	—	First Amendment to the Revolving Credit Agreement, dated as of December 30, 2002, among ChoicePoint Inc., the Lenders Listed therein, SunTrust Bank, as Administrative Agent, and Wachovia Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.26	—	Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc., SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as Agent
10.27	—	First Amendment to the Master Agreement, dated as of September 30, 1998, among ChoicePoint, Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.28	—	Second Amendment to the Master Agreement, dated as of December 30, 1999, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.29	—	Third Amendment to the Master Agreement, dated as of December 20, 2002, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.30	—	Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc.
10.31	—	Georgia Lease Supplement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc., as Agent
10.32	—	First Amendment to the Georgia Lease Supplement, dated September 30, 1998, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.33	—	Second Amendment to the Georgia Lease Supplement, dated December 30, 1999, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 1999)
10.34	—	Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as Guarantor
10.35	—	Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and ChoicePoint Inc.
10.36	—	Amended and Restated Master Agreement, dated as of June 26, 2003, among ChoicePoint Inc. as Guarantor, ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc. that may hereafter become party hereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.37	—	Amended and Restated Master Lease Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC, as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003)
10.38	—	Amended and Restated Guaranty Agreement from ChoicePoint Inc. dated as of June 26, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

Exhibit
Number		Description

10.39	—	Amended and Restated Loan Agreement, dated as of June 26, 2003, among SunTrust Equity Funding, LLC, as Lessor and Borrower, the financial institutions party hereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.40	—	Construction Agency Agreement, dated as of August 29, 2001, Among Atlantic Financial Group, Ltd. and ChoicePoint Inc., as Construction Agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, for the Quarter ended September 30, 2001)
10.41	—	Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas Limited Partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.)(Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.42	—	Supplement to Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas limited partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.) (Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.43	—	Partial Lease Termination Agreement, dated as of August 29, 2001, by and between SunTrust Banks, Inc., as Lessor, and ChoicePoint Inc., as Lessee (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.44	—	Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)
10.45	—	Amendment #1 to Loan Agreement, dated July 1, 2002 among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.46	—	Amendment #2 to Loan Agreement, dated December 31, 2002 Among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.47	—	Amendment #3 to Loan Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003)
10.48	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other Subsidiary of ChoicePoint Inc. that hereafter becomes a Party hereto, as Originators, and ChoicePoint Capital Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter Ended June 30, 2001)
10.49	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)

Exhibit
Number		Description

10.50	—	Amendment No. 1 to Receivables Sale and Contribution Agreement, dated as of January 31, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003)
13	—	Page 1 and pages 9 – 45 of the Company’s 2003 Annual Report To Shareholders.
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP, Independent Auditors
31.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	—	Independent Auditors’ Report on Financial Statement Schedule — Deloitte & Touche LLP

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

      Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

      (b) Reports on Form 8-K

      On October 23, 2003, the Company furnished a Current Report on Form 8-K, including the Press Release of ChoicePoint Inc., dated October 21, 2003 reporting ChoicePoint Inc.’s financial results for the third quarter of 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 5, 2004.

CHOICEPOINT INC.

By:	/s/ DEREK V. SMITH

Derek V. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEREK V. SMITH Derek V. Smith	Chairman and Chief Executive Officer and Director	March 5, 2004

/s/ STEVEN W. SURBAUGH Steven W. Surbaugh	Chief Financial Officer	March 5, 2004

/s/ THOMAS M. COUGHLIN Thomas M. Coughlin	Director	March 12, 2004

/s/ DOUGLAS C. CURLING Douglas C. Curling	President, Chief Operating Officer and Director	March 8, 2004

/s/ JAMES M. DENNY James M. Denny	Director	March 9, 2004

/s/ DR. JOHN J. HAMRE Dr. John J. Hamre	Director	March 11, 2004

/s/ BONNIE G. HILL Bonnie G. Hill	Director	March 12, 2004

/s/ KENNETH G. LANGONE Kenneth G. Langone	Director	March 11, 2004

/s/ BERNARD MARCUS Bernard Marcus	Director	March 8, 2004

/s/ JOHN B. MCCOY John B. McCoy	Director	March 10, 2004

Terrence Murray	Director

/s/ CHARLES I. STORY Charles I. Story	Director	March 12, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

	Balance at		Charged
	Beginning of	Charged to Costs	to Other			Balance at End
Description	Period	& Expenses	Accounts		Deductions	of Period

(In thousands)
Year ended December 31, 2003
Allowance for Doubtful Accounts	$4,978	$1,656	$—		$(1,184)	$5,450
Exit Cost Reserves	4,817	9,592	2,325	(1)	(8,245)	8,489
Year ended December 31, 2002
Allowance for Doubtful Accounts	$4,634	$3,880	$385	(1)	$(3,921)	$4,978
Merger & Exit Cost Reserves	7,131	1,953	2,997	(1)	(7,264)	4,817
Year ended December 31, 2001
Allowance for Doubtful Accounts	5,787	3,246	507	(1)	(4,906)	4,634
Merger & Exit Cost Reserves	4,270	5,316	9,363	(1)	(11,818)	7,131

(1)	Represents allowances established in connection with acquisitions net of amounts charged to goodwill.