Form 10-Q
period 2004-03-31
CHOICEPOINT INC
filed 2004-05-10
CIK 1040596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________________ to ____________________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $.10 Par Value	88,398,000

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
INDEX

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2003
Revenue from products and services	$204,385	$184,005
Reimbursable expenses (Note 4)	12,860	10,944

Total revenue	217,245	194,949

Costs and expenses:
Cost of services	110,771	99,786
Reimbursable expenses	12,860	10,944
Selling, general and administrative	39,343	32,416

Total costs and expenses	162,974	143,146

Operating income	54,271	51,803
Interest expense	526	1,006

Income from continuing operations before income taxes	53,745	50,797
Provision for income taxes	20,483	19,506

Income from continuing operations	33,262	31,291
Income from discontinued operations, net of tax (Note 9)	—	991
Gain on sale of discontinued operations, net of tax (Note 9)	—	32,893

Net income	$33,262	$65,175

Earnings per share (Note 7)
Basic:
Income from continuing operations	$0.38	$0.37
Income from discontinued operations, net	—	0.01
Gain on sale of discontinued operations, net	—	0.38

Net income	$0.38	$0.76

Diluted:
Income from continuing operations	$0.37	$0.35
Income from discontinued operations, net	—	0.01
Gain on sale of discontinued operations, net	—	0.37

Net income	$0.37	$0.73

Weighted average shares — basic	86,787	85,609
Diluted effect of stock options	3,581	3,765

Weighted average shares — diluted	90,368	89,374

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except par values)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,319	$23,410
Accounts receivable, net of allowance for doubtful accounts of $5,699 in 2004 and $5,450 in 2003	176,974	153,661
Deferred income tax assets	8,612	9,160
Other current assets	23,837	17,721

Total current assets	213,742	203,952
Property and equipment, net	59,979	56,968
Goodwill	704,056	645,172
Other acquisition intangible assets	61,578	47,081
Deferred income tax assets	—	871
Other	68,439	67,240

Total assets	$1,107,794	$1,021,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$70,203	$50,194
Accounts payable	42,424	31,823
Accrued salaries and bonuses	21,421	34,480
Other current liabilities	86,557	61,984

Total current liabilities	220,605	178,481
Long-term debt, less current maturities	1,887	1,835
Postretirement benefit obligations	29,885	30,815
Deferred income tax liabilities	707	—
Other long-term liabilities	20,628	19,658

Total liabilities	273,712	230,789

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 88,197 in 2004 and 87,748 in 2003	8,820	8,775
Paid-in capital	385,893	374,929
Retained earnings	463,041	429,779
Accumulated other comprehensive loss, net	(3,122)	(2,589)
Treasury stock, at cost, 1,197 shares in 2004 and 1,193 shares in 2003	(20,550)	(20,399)

Total shareholders’ equity	834,082	790,495

Total liabilities and shareholders’ equity	$1,107,794	$1,021,284

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Treasury Stock	Total
Balance, December 31, 2003		$8,775	$374,929	$429,779	$(2,589)	$(20,399)	$790,495
Net income	$33,262	—	—	33,262	—	—	33,262
Change in fair value of derivatives, net of deferred taxes of $354	(531)	—	—	—	(531)	—	(531)
Other	(2)	—	—	—	(2)	—	(2)

Comprehensive income	$32,729

Restricted and other stock plans, net		6	1,287	—	—	—	1,293
Common stock redeemed		—	—	—	—	(151)	(151)
Stock options exercised		39	6,888	—	—	—	6,927
Tax benefit of stock options exercised		—	2,789	—	—	—	2,789

Balance, March 31, 2004		$8,820	$385,893	$463,041	$(3,122)	$(20,550)	$834,082

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$33,262	$65,175
Income from discontinued operations, net of tax	—	(991)
Gain on sale of discontinued operations, net of tax	—	(32,893)

Income from continuing operations	33,262	31,291
Adjustments to reconcile net cash provided by continuting operations:
Depreciation and amortization	13,535	13,391
Compensation recognized under employee stock plans, net	1,293	912
Tax benefit of stock options exercised	2,789	3,284
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(21,464)	(20,501)
Other current assets	(5,428)	2,674
Deferred income taxes	2,159	(379)
Current liabilities, excluding debt	7,709	2,285
Other long-term liabilities, excluding debt	(787)	(1,791)

Net cash provided by continuing operations	33,068	31,166
Net cash used by discontinued operations	—	(8,229)
Cash flows from investing activities:
Acquisitions, net of cash acquired, and equity investment	(66,220)	(37,608)
Cash proceeds from sale of business	—	87,000
Additions to property and equipment, net	(6,467)	(8,086)
Additions to other assets, net	(6,230)	(4,524)

Net cash (used) provided by investing activities	(78,917)	36,782
Cash flows from financing activities:
Payments on Credit Facility	—	(102,000)
Borrowings under Credit Facility	—	38,000
Borrowings under Receivables Facility	50,000	—
Payments on Receivables Facility	(30,000)	(5,000)
Payments of other debt, net	(18)	(135)
Purchase of stock held by employee benefit trusts, net	—	(4,000)
Redemption of common stock	(151)	(99)
Proceeds from exercise of stock options	6,927	4,709

Net cash provided (used) by financing activities	26,758	(68,525)

Net decrease in cash and cash equivalents	(19,091)	(8,806)
Cash and cash equivalents, beginning of period	23,410	34,359

Cash and cash equivalents, end of period	$4,319	$25,553

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy. ChoicePoint’s businesses are focused on four primary markets — Insurance Services, Business Services, Government Services and Marketing Services.

The Insurance Services group provides information products and services used in the underwriting and claims processes by property and casualty (“P&C”) insurers. Major offerings to the personal lines P&C market include claims history data, motor vehicle records (“MVR”), police records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software to the commercial insurance market. Prior to the divestiture of our CP Commercial Specialists (“CPCS”) business in February 2003 (Note 9), ChoicePoint also provided property inspections and audits to the commercial insurance market.

The Business Services group provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. Major offerings include employment background screenings and drug testing administration services, public record searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, authentication services, tenant screening services and people and shareholder locator information searches.

The Government Services group provides information products and services to federal, state and local governmental and law enforcement agencies. Major offerings include DNA identification services, background screenings and drug testing administration services, public record searches, credential verification, authentication services and data visualization and analytics services.

The Marketing Services group provides direct marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full complement of products, including data, analytics, teleservices, database and campaign management services, as well as print, web and teleservices fulfillment services.

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year. During the first quarter of 2004, the Company reorganized its product lines in the Business & Government Services segment into two separate reportable segments — Business Services and Government Services — due to recent acquisitions within the Government Services business unit and a change in managerial and operational reporting responsibilities. Historical information in the following discussions and tables has been reclassified to conform with the current presentation.

3. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4. Revenue and Expense Recognition

ChoicePoint recognizes revenue when an agreement exists, prices are determinable, service and products are delivered and collectibility is reasonably assured. Revenue for the majority of information products and services is generally billed on a transactional basis determined by customer usage with some fixed elements.

Marketing Services revenues are recognized when projects are completed and delivered and are billed in accordance with contractual terms. Software revenues for our Insurance Services segment are generated primarily by licensing software systems (consisting of software and maintenance support) and providing professional services. Perpetual software arrangements require significant customization and are recognized under the percentage of completion method based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined. Multi-year software license agreements are recognized ratably over the term of the agreement. Maintenance and support agreements are marketed under annual or multi-year agreements and are recognized ratably over the period covered by the agreements. Software-related professional services are recognized as the service is performed. Certain software revenues from our Marketing Services segment represent hosting arrangements. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement. Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $26.4 million as of March 31, 2004 and $15.1 million as of December 31, 2003.

The Company records certain revenue on a net basis. MVR registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the quarter ended March 31, pass-through expense was $162.3 million in 2004 and $150.0 million in 2003.

The Company applies the consensus reached in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires the presentation of certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of the EITF had no impact on operating income, net income or earnings per share (“EPS”). Reimbursed materials, shipping and postage charges in the Company’s Marketing segment during the quarter ended March 31 were $12.9 million in 2004 and $10.9 million in 2003, and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

5. Other Operating Charges

During the year ended December 31, 2003, the Company recorded other operating charges of $30.9 million ($19.1 million net of taxes) as a result of the realignment of our technology infrastructure and operations following the divestiture of our CPCS business, the transition to our new data center, the consolidation of certain public records and WorkPlace Solutions operations, and the re-engineering of certain of our direct marketing businesses. This charge was recorded during the last three quarters of 2003 and included asset impairments of $21.4 million primarily related to closed facilities or abandoned technology in the realignment and re-engineering, $4.4 million in severance and termination benefits, and $5.2 million of abandoned lease (net of estimated sublease income where applicable) and other contractual commitments that are expected to be satisfied at various dates through August 2008. No other operating charges were incurred in the first quarter of 2004 or the first quarter of 2003. As of March 31, 2004, $4.1 million was accrued for the remaining obligations related to these charges.

6. Debt and Other Financing

On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. There were no borrowings under the Credit Facility at March 31, 2004. There was $2.1 million of other long-term debt outstanding at March 31, 2004. There were no short-term borrowings at March 31, 2004 other than the amount outstanding under the receivables facility agreement discussed below.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2004. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $70.0 million at March 31, 2004 and $50.0 million at December 31, 2003.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, the Company modified its $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at March 31, 2004 and the Company would have recorded additional depreciation expense of approximately $560,000 ($350,000 after tax) related to the synthetic leases for the first quarter of 2004.

At March 31, 2004, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. The Swap Agreements have a total notional amount of $67 million and mature in August 2007. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $5.3 million as of March 31, 2004, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

7. Earnings Per Share and Stock Options

The Company has computed basic and diluted EPS using the treasury stock method. Options outstanding to purchase approximately 3.3 million and 2.7 million shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market prices of the Company’s common shares during the applicable quarter.

On April 29, 2003, the shareholders of the Company approved the ChoicePoint Inc. 2003 Omnibus Incentive Plan. The plan provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. During the first quarter of 2004, stock options to purchase approximately 1.2 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 2003 Omnibus Incentive Plan. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS No. 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share information). The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Pricing Model.

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$33,262	$65,175
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(2,555)	(2,886)

Pro forma net income	$30,707	$62,289

	Three Months Ended
	March 31,
	2004	2003
Basic EPS — as reported	$0.38	$0.76
Basic EPS — pro forma	$0.35	$0.73
Diluted EPS — as reported	$0.37	$0.73
Diluted ESP — pro forma	$0.34	$0.70

8. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Net income	$33,262	$65,175
Change in fair value of derivatives, net of deferred taxes	(531)	(238)
Other	(2)	10

Comprehensive income	$32,729	$64,947

9. Acquisitions & Divestitures

During the three months ended March 31, 2004, the Company acquired The Templar Corporation, a provider of advanced and secure information technology solutions based in Alexandria, Virginia and iMapData.com, Inc., an information and analytics company with powerful data visualization capabilities, based in Tysons Corner, Virginia. These acquisitions extend ChoicePoint’s current product and service offerings in the Government Services segment. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $77.5 million in cash. Goodwill of $58.0 million was allocated to Government Services. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements. As of March 31, 2004, ChoicePoint has approximately $2.8 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to these and prior acquisitions.

In February 2003, the Company sold its CPCS business to New Mountain Capital, L.L.C. for $87.0 million in cash. The sale of CPCS was the culmination of ChoicePoint’s efforts to exit the highly manual, labor-intensive businesses that characterized the Company in its early days and focus on data and technology intensive solutions. CPCS is reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements, and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS is approximately $32.9 million net of taxes and includes transaction expenses of $9.4 million, which includes investment banker fees and severance and retention benefits. Summarized operating results and gain on sale for the two months ended February 28, 2003 are as follows:

Two Months Ended
(In thousands)	February 28, 2003
Total revenue	$11,234
Income from operations before income taxes	$1,609
Provision for income taxes	618

Income from discontinued operations, net of tax	$991

Two Months Ended
February 28, 2003
Gain on sale of discontinued operations before tax	$61,201
Provision for income taxes	28,308

Gain on sale of discontinued operations, net of tax	$32,893

10. Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill impairment whereby goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. All of the provisions of SFAS No. 142 were adopted by ChoicePoint in 2002. The Company completed its annual goodwill impairment review as of October 31, 2003. No impairment charge was recorded in 2003 as a result of this review.

A summary of the change in goodwill during the quarter ended March 31, 2004, is as follows:

	December 31,	Acquisitions &	March 31,
(In thousands)	2003	Adjustments	2004
Insurance Services	$48,036	$(118)	$47,918
Business Services	397,298	728	398,026
Government Services	9,084	58,033	67,117
Marketing Services	190,754	241	190,995

Total	$645,172	$58,884	$704,056

As of March 31, 2004 and December 31, 2003, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following (in thousands):

	As of March 31, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$49,923	$(8,831)	$41,092	$36,918	$(7,288)	$29,630
Purchased data files	2,807	(1,208)	1,599	2,107	(945)	1,162
Internally developed software	15,850	(11,704)	4,146	15,050	(11,210)	3,840
Non-compete agreements	11,831	(2,792)	9,039	10,141	(2,471)	7,670
Other intangible assets	13,213	(7,511)	5,702	12,187	(7,408)	4,779

Total	$93,624	$(32,046)	$61,578	$76,403	$(29,322)	$47,081

The Company recorded amortization expense related to these other acquisition intangibles for the three months ended March 31 of $2.8 million for 2004 compared to $2.3 million for the comparable period of 2003. Estimated full-year amortization expense for the next five years is $12.4 million for 2004, $15.7 million for 2005, $13.7 million for 2006, $7.7 million for 2007 and $5.6 million for 2008. During the three months ended March 31, 2004, the Company acquired the following intangible assets based upon the preliminary allocations:

(In thousands)	Amount	Amortization Period
Customer relationships	$13,005	three to five years
Technology	1,025	three years
Purchased data files	700	three years
Software	800	four years
Noncompetes	1,740	five years

Total	$17,270

11. Segment Disclosures

ChoicePoint’s businesses are focused on four primary markets — Insurance Services, Business Services, Government Services and Marketing Services, which constitute our four reportable segments. See Note 1 for a description of each service group. Substantially all of the Company’s operations are located in the United States and no customer represents more than 10% of total revenue. Revenues and operating income for the three months ended March 31, 2004 and 2003 for the four segments and laser technology patents held by the Company (“Royalty”) are presented below.

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$86,727	$47,260	$76,134	$42,436
Business Services	75,941	14,357	63,859	11,172
Government Services	17,741	4,114	17,136	4,399
Marketing Services
Revenue from products and services	22,811	4,287	25,573	6,908
Reimbursable expenses (a)	12,860	—	10,944	—

Total Marketing Services	35,671	4,287	36,517	6,908
Royalty	1,165	204	1,303	646
Corporate and shared (b)	—	(15,951)	—	(13,758)

Totals from operations	$217,245	$54,271	$194,949	$51,803

Assets

	March 31,	December 31,
(In thousands)	2004	2003
Insurance Services	$184,716	$174,909
Business Services	527,481	530,861
Government Services	127,689	43,578
Marketing Services	234,420	216,371
Royalty	3,321	4,317
Unallocated & Other (c)	30,167	51,248

Total	$1,107,794	$1,021,284

Depreciation & Amortization

	Three Months Ended March 31,
(In thousands)	2004	2003
Insurance Services	$1,795	$2,554
Business Services	5,041	4,949
Government Services	2,459	2,027
Marketing Services	1,741	2,214
Royalty	407	424
Unallocated & Other (c)	2,092	1,223

Continuing Operations	13,535	13,391
CPCS	—	159

Total	$13,535	$13,550

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(c)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

12. Components of Net Periodic Benefit Costs

As a result of the spinoff from Equifax Inc. in 1997, the Company agreed to provide certain retiree health care and life insurance benefits for a defined group of eligible employees. No additional members have been added to this group since the spinoff. Heath care and life insurance benefits are provided through a trust. These postretirement benefit plans are unfunded; however, the Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of each employees, net of the estimated amount of participant contributions. The following table presents the components of the net periodic benefit costs related to these plans.

	Three Months Ended March 31,
(In thousands)	2004	2003
Service cost	$25	$13
Interest cost on accumulated benefit obligation	450	527
Amortization of prior service cost	(94)	(189)
Amortization of losses	—	(28)
Curtailment gain	—	(1,020)

Net periodic postretirement benefit cost	$381	$(697)

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

In addition, on July 10, 2003, a plaintiff filed a class action lawsuit against the Company in the United States District Court for the Eastern District of Louisiana (styled Betty D. Russell v. ChoicePoint Services, Inc.) that alleges substantially similar violations of the DPPA. This plaintiff seeks to represent a national class of all individuals whose information the Company has obtained from motor vehicle records and a subclass of all individuals domiciled in Louisiana whose information the Company has obtained from motor vehicle records in Louisiana. ChoicePoint filed a Motion to Dismiss and the Court granted such motion in part and denied in part. Plaintiff filed a First Amended Class Action Complaint against ChoicePoint on February 25, 2004, adding a new plaintiff, Yvonne Morse, and converting the claim to one based on violations of the federal Fair Credit Reporting Act and a similar state law. Plaintiff’s attorney did not object to ChoicePoint’s Motion to Dismiss against the DPPA claim. Consequently, the entire DPPA claim was dismissed.

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

14. Subsequent Events

On April 30, 2004, the Company acquired certain assets of the following entities, Superior Information Services, LLC, located in Trenton, New Jersey, and Service Abstract Corp., located in Nanuet, New York, both of which are providers of public records information including liens and judgments in the Northeast U.S., Charles Jones, LLC, a leading supplier of title and property lien searches in New Jersey, located in Trenton, New Jersey, and ADREM Profiles, Inc., Government Business Group, LLC and Advance Information Resources Corp., public records research companies located in Tampa, Florida. The total purchase price of these acquisitions was approximately $110 million and was paid in cash, of which $90 million was financed through our facilities. The Company is currently in the process of allocating the purchase prices related to these acquisitions.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — 2004 vs. 2003 Consolidated Comparisons

During the first quarter of 2004, the Company reorganized its product lines in the Business & Government segment into two separate reportable segments - Business Services and Government Services — due to recent acquisitions within the Government Services business unit and a change in managerial and operational reporting responsibilities. Historical information in the following tables and discussions have been reclassified to conform with the current presentation.

Revenue

Across our markets, we compete on data, analytics, technology and distribution. A majority of our revenue streams are transaction based, earning revenue each time our databases are accessed and further promoting the scalability of our products and services. The fundamentals that drive revenues are numerous and varied across and within our business segments. On a macro level, low unemployment and new initiatives contribute to enhanced opportunities for ChoicePoint.

	Three Months Ended
	March 31,
(In thousands)	2004	2003	Change
Total Revenue	$217,245	$194,949	11%
Reimbursable expenses per EITF 01-14	12,860	10,944

Revenue from products and services	$204,385	$184,005	11%

Revenue from products and services, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under EITF 01-14 (see Note 4 to the Consolidated Financial Statements). The Company uses the core revenue metric to measure its continuing operations without the effect of reimbursable expenses. Management also uses core revenue to assess and manage its on-going businesses and to determine operational incentive awards.

In the first quarter of 2004, total revenue increased 11% over the first quarter of 2003 primarily from unit growth in our Insurance Services segment and our Business Services’ vital records and background screening products. This growth was offset slightly by tough comparisons from 2003 due to our Marketing Services businesses and strong 2003 homeland security revenues which drove our 16% growth in the first quarter of 2003 over the first quarter of 2002. Consolidated internal revenue, which represents core revenue less revenue from acquisitions, increased 7% for the first quarter of 2004 compared to 8% growth for the first quarter of 2003.

Operating Income

The Company’s operating income for the first quarter of 2004 was $54.3 million, an increase of $2.5 million, or 5% from $51.8 million in the comparable period of 2003, impacted by slightly higher corporate and shared expenses in 2004 and the tough homeland security and Marketing Services comparables from the first quarter of 2003. Operating income in Insurance Services and Business Services improved due to increased revenues offset slightly by higher occupancy and new initiative costs. Government Services, on the other hand, was negatively impacted by the decline in homeland security revenues offset partially by operating income generated by our new acquisitions. Without the revenue and related operating income decline in our Marketing Services segment, we would have realized a 10% improvement in operating income from the first quarter of 2003.

	Three Months Ended
(In thousands)	March 31,
	2004	2003	Change
Operating Income	$54,271	$51,803	5%
Operating Income as a percentage of revenue from products and services	26.6%	28.2%
Operating Income as a percentage of total revenue	25.0%	26.6%

Interest Expense

Interest expense was $526,000 for the first quarter of 2004, down from $1.0 million in 2003 due to lower average debt outstanding and lower interest rates.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.1% for the first quarter 2004, a decrease from 38.4% for the same period in 2003.

Income from Discontinued Operations and Gain on Sale of Discontinued Operations

In February 2003, the Company sold its CPCS business to New Mountain Capital, L.L.C. for $87.0 million in cash. CPCS is reported as a discontinued operation for all periods presented in the accompanying financial statements and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS after transaction expenses is approximately $32.9 million net of taxes. Summarized operating results and gain on sale for the two months ended February 28, 2003 are discussed in Note 9 to the Consolidated Financial Statements.

Segment Information

The following table provides additional details of revenues from products and services (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the consolidated statements of income:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$86,727	$47,260	$76,134	$42,436
Business Services	75,941	14,357	63,859	11,172
Government Services	17,741	4,114	17,136	4,399
Marketing Services
Revenue from products and services	22,811	4,287	25,573	6,908
Reimbursable expenses (a)	12,860	—	10,944	—

Total Marketing Services	35,671	4,287	36,517	6,908
Royalty	1,165	204	1,303	646
Corporate and shared (b)	—	(15,951)	—	(13,758)

Totals from operations	$217,245	$54,271	$194,949	$51,803

In the first quarter of 2004, Insurance Services continued to be a strong performer contributing revenue of $86.7 million, up 14%, or $10.6 million, from $76.1 million in the first quarter of 2003. Internal revenue growth from the first quarter of 2003 to the first quarter of 2004 was 12%, driven by continued strong growth in our personal lines base products, as well as contributions from new products such as Current Carrier® and our MVR activity files, and improving results in our Insurity products.

Business Services’ revenue for the first quarter of 2004 increased $12.1 million, or 19%, to $75.9 million from $63.9 million in the first quarter of 2003. This growth was driven primarily by top line growth across the various product lines, with significant contributions from our vital records and background screening products, growing market share and generating unit growth. Excluding acquisitions completed in the last nine months of 2003, internal revenue for Business Services increased 13% for the first quarter of 2004 over the comparable period in 2003.

Government Services’ revenue for the first quarter of 2004 increased $0.6 million, or 4%, to $17.7 million from $17.1 million in the first quarter of 2003 as our public records unit continues to assist local, state and federal government agencies to accelerate investigations and locate individuals of interest through our access to over 17 billion public records and our Bode laboratories business continues to provide forensic analysis of DNA for state and local governments. This growth was also driven by our acquisitions of The Templar Corporation and iMapData.com, Inc. in 2004 which offset the impact of a $4.8 million decrease in homeland security revenues from the first quarter of 2003. Excluding acquisitions, the significant decrease in homeland security revenue comparables caused internal revenue to decline 13% for the first quarter or 2004 over the same period in 2003.

As expected, Marketing Services’ revenue from products and services and internal growth for the first quarter of 2004 decreased $2.8 million, or 11%, to $22.8 million from $25.6 million in the first quarter of 2003 due to tough comparables from 2003 prior to the mid-2003 decline experienced in our print and e-mail products related to the impact of the current economic and regulatory environment. However, as we move further into 2004, we continue to see increasing demand for our products and are focused on re-establishing top line growth. Marketing Services’ total revenue for the first quarter of 2004 decreased $0.8 million, or 2%, to $35.7 million from $36.5 million in the first quarter of 2003.

First quarter royalty revenue from laser technology patents held by the Company decreased to $1.2 million in 2004 from $1.3 million in 2003. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We currently estimate 2004 capital expenditures will be approximately $50-$55 million. However, any material variance of our operating results from our projections or investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing. The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid and the Company does not anticipate paying any cash dividends on its common stock in the near future.

At March 31, 2004 and December 31, 2003, there were no borrowings under the Company’s $325 million unsecured revolving credit facility which expires in May 2005. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $70.0 million at March 31, 2004 and $50.0 million at December 31, 2003. At March 31, 2004, we had approximately $355 million of available capacity under these facilities.

Off-Balance Sheet Items

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, we modified our $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at March 31, 2004 and the Company would have recorded additional depreciation expense of approximately $560,000 ($350,000 after tax) related to the synthetic leases for the first quarter of 2004.

Contractual obligations and the related future payments at March 31, 2004

	Payments Due by Period
(In thousands)	Total	2004	2005	2006	Thereafter
Debt*	$71,970	$70,140	$145	$155	$1,530
Capital lease obligations	120	63	42	15	—
Operating leases and other commitments	59,131	12,272	14,524	11,157	21,178

Total contractual cash obligations	$131,221	$82,475	$14,711	$11,327	$22,708

* Excludes a $5.3 million liability related to the fair market valuation of our interest rate swaps discussed below.

Deriviatives

Derivative financial instruments at March 31, 2004 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases. At March 31, 2004, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.9%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2004, the fair value of the outstanding interest rate swap agreements was a liability of $5.3 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).

Summary of Cash Activities

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Primary Sources of Cash	Cash from continuing operations of $33.1 million, net borrowings under the Receivables Facility of $20 million, and proceeds from the exercise of stock options of $6.9 million.	Cash from continuing operations of $31.2 million, cash proceeds from the sale of CPCS of $87.0 million and proceeds from the exercise of stock options of $4.7 million.

Primary Uses of Cash	Acquisitions totaled $66.2 million, net, in 2004, capital expenditures primarily for hardware, software, databases and R&D initiatives were $12.7 million.	Acquisitions totaled $37.6 million, net, in 2003, capital expenditures primarily for hardware, software, databases and R&D initiatives were $12.6 million, and net debt repayments under the Credit Facility and Receivables Facility were $69.0 million.

Operating Activities	The $1.9 million increase in net cash provided by continuing operations was primarily attributable to the increased income from continuing operations as compared to the first three months of 2003.	The increase in net cash provided by continuing operations was primarily attributable to the increased income from continuing operations and increased depreciation and amortization expense as compared to the first three months of 2002.

Investing Activities	Cash used by investing activities was $78.9 million for the first three months of 2004, consisting of $66.2 million, net, for acquisitions, $6.5 million for property and equipment and $6.2 million for other asset additions, primarily including purchased data files and internally developed and externally purchased software.	Cash provided by investing activities was $36.8 million for the first three months of 2003, consisting of cash proceeds on the sale of CPCS of $87.0 million offset by $37.6 million, net, for acquisitions, $8.1 million for property and equipment and $4.5 million for other asset additions, primarily including purchased data files and internally developed and externally purchased software.

Financing Activities	Cash provided by financing activities of $26.8 million in the first three months of 2004 included $20.0 million of net borrowings on the Receivables Facility and $6.9 million of proceeds from the exercise of stock options.	Cash used by financing activities of $68.5 million in the first three months of 2003 included $64.0 million of net payments on the Credit Facility, $5.0 million of payments on the Receivables Facility, and $4.0 million for the purchase of stock held by employee benefit trusts offset by $4.7 million of proceeds from the exercise of stock options.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations as well as third-party appraisals in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of March 31, 2004, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as final third-party appraisals are received or as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint is required to assess goodwill and other indefinite life assets for impairment on at least an annual basis (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2003. No impairment charge was recorded as a result of this review based on estimated future cash flows as compared to the current book value of long-lived assets and no circumstances occurred between October 31, 2003 and March 31, 2004 that would have made the Company complete an additional review. If the Company had assumed a 10% reduction in its estimated annual cash flows in its 2003 review, it would have recorded an impairment of less than $3 million.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company periodically reviews and reevaluates the assumptions used for assessing the recoverability of its intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No 144. Amortization of capitalized software costs for the period ended March 31 amounted to approximately $3.6 million in 2004 and $3.5 million in 2003.

Postretirement benefit obligations: In connection with developing projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions provided by the Company’s independent actuaries including a discount rate of 5.75% and an initial health care cost trend rate of approximately 12%. A 0.25% decrease or increase in the discount rate

(to 6.0% or 5.5%) would result in a change in the liability of approximately $700,000. Actual results could differ from these estimates.

Forward-Looking Statements

Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: demand for the Company’s services, product development, maintaining acceptable margins, maintaining our data supply, maintaining secure systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public records markets and privacy matters affecting the Company, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, the ability to mitigate material litigation and the uncertainty of economic conditions in general. Additional information concerning these risks and uncertainties is contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of March 31, 2004. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

As of March 31, 2004, there were no borrowings outstanding under the Credit Facility and $70.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At March 31, 2004, the Company’s interest rate was approximately 1.5% under the Receivables Facility. At March 31, 2004, $67.3 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at March 31, 2004. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at March 31, 2004, a one percent change in interest rates would result in a change in annual pretax expense of approximately $700,000 based on the Company’s current level of borrowing. As noted above, as of March 31, 2004, $67.0 million of the $67.3 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the first quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

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

In addition, on July 10, 2003, a plaintiff filed a class action lawsuit against the Company in the United States District Court for the Eastern District of Louisiana (styled Betty D. Russell v. ChoicePoint Services, Inc.) that alleges substantially similar violations of the DPPA. This plaintiff seeks to represent a national class of all individuals whose information the Company has obtained from motor vehicle records and a subclass of all individuals domiciled in Louisiana whose information the Company has obtained from motor vehicle records in Louisiana. ChoicePoint filed a Motion to Dismiss and the Court granted such motion in part and denied in part. Plaintiff filed a First Amended Class Action Complaint against ChoicePoint on February 25, 2004, adding a new plaintiff, Yvonne Morse, and converting the claim to one based on violations of the federal Fair Credit Reporting Act and a similar state law. Plaintiff’s attorney did not object to ChoicePoint’s Motion to Dismiss against the DPPA claim. Consequently, the entire DPPA claim was dismissed.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Plans	the Plans
2/1/04-2/29/04	3,931	$38.50	—	—

(1) Common stock redeemed from employees who surrendered shares previously acquired in payment of withholding tax

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

On January 28, 2004, the Company furnished a Current Report on Form 8-K including the Press Release of ChoicePoint Inc., dated January 22, 2004, reporting ChoicePoint Inc.’s financial results for the fourth quarter and full year of 2003 and Supplemental Information prepared for use in connection with the announcement of the financial results for the fourth quarter and full year of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.
(Registrant)

May 6, 2004	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and
Chief Executive Officer (Duly Authorized Officer)

May 6, 2004	/s/ Steven W. Surbaugh
Date	Steven W. Surbaugh, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.