Form 10-Q
period 2004-06-30
CHOICEPOINT INC
filed 2004-08-09
CIK 1040596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004

Common Stock, $.10 Par Value	88,637,774

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
INDEX

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Revenue from products and services	$223,700	$188,779	$428,085	$372,784
Reimbursable expenses (Note 4)	7,691	10,470	20,551	21,414

Total revenue	231,391	199,249	448,636	394,198

Costs and expenses:
Cost of services	116,528	98,987	227,299	198,773
Reimbursable expenses	7,691	10,470	20,551	21,414
Selling, general and administrative	47,681	35,312	87,024	67,728
Other operating charges	—	19,817	—	19,817

Total costs and expenses	171,900	164,586	334,874	307,732

Operating income	59,491	34,663	113,762	86,466
Interest expense	811	810	1,337	1,816

Income from continuing operations before income taxes	58,680	33,853	112,425	84,650
Provision for income taxes	22,357	13,000	42,840	32,506

Income from continuing operations	36,323	20,853	69,585	52,144
Income from discontinued operations, net of tax (Note 9)	—	—	—	991
Gain on sale of discontinued operations, net of tax (Note 9)	—	—	—	32,893

Net income	$36,323	$20,853	$69,585	$86,028

Earnings per share (Note 7)
Basic:
Income from continuing operations	$0.42	$0.24	$0.80	$0.61
Income from discontinued operations, net	—	—	—	0.01
Gain on sale of discontinued operations, net	—	—	—	0.38

Net income	$0.42	$0.24	$0.80	$1.00

Diluted:
Income from continuing operations	$0.40	$0.23	$0.77	$0.58
Income from discontinued operations, net	—	—	—	0.01
Gain on sale of discontinued operations, net	—	—	—	0.37

Net income	$0.40	$0.23	$0.77	$0.96

Weighted average shares – basic	87,296	85,821	87,043	85,710
Diluted effect of stock options	3,986	3,533	3,804	3,669

Weighted average shares – diluted	91,282	89,354	90,847	89,379

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except par values)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,022	$23,410
Accounts receivable, net of allowance for doubtful accounts of $6,539 in 2004 and $5,450 in 2003	179,173	153,661
Deferred income tax assets	8,178	9,160
Other current assets	25,364	17,721

Total current assets	214,737	203,952
Property and equipment, net	60,657	56,968
Goodwill	782,249	645,172
Other acquisition intangible assets	106,281	47,081
Deferred income tax assets	—	871
Other	71,465	67,240

Total assets	$1,235,389	$1,021,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$130,196	$50,194
Accounts payable	41,142	31,823
Accrued salaries and bonuses	27,250	34,480
Other current liabilities	91,336	61,984

Total current liabilities	289,924	178,481
Long-term debt, less current maturities	1,864	1,835
Postretirement benefit obligations	29,648	30,815
Deferred income tax liabilities	8,028	—
Other long-term liabilities	18,335	19,658

Total liabilities	347,799	230,789

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 88,708 in 2004 and 87,748 in 2003	8,871	8,775
Paid-in capital	401,450	374,929
Retained earnings	499,364	429,779
Accumulated other comprehensive loss, net	(1,545)	(2,589)
Treasury stock, at cost, 1,197 shares in 2004 and 1,193 shares in 2003	(20,550)	(20,399)

Total shareholders’ equity	887,590	790,495

Total liabilities and shareholders’ equity	$1,235,389	$1,021,284

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Stock	Total
Balance, December 31, 2003		$8,775	$374,929	$429,779	$(2,589)	$(20,399)	$790,495
Net income	$69,585	—	—	69,585	—	—	69,585
Change in fair value of derivatives, net of deferred taxes of $704	1,056	—	—	—	1,056	—	1,056
Other	(12)	—	—	—	(12)	—	(12)

Comprehensive income	$70,629

Restricted and other stock plans, net		5	2,948	—	—	—	2,953
Common stock redeemed		—	—	—	—	(151)	(151)
Stock options exercised		91	15,941	—	—	—	16,032
Tax benefit of stock options exercised		—	7,632	—	—	—	7,632

Balance, June 30, 2004		$8,871	$401,450	$499,364	$(1,545)	$(20,550)	$887,590

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$69,585	$86,028
Income from discontinued operations, net of tax	—	(991)
Gain on sale of discontinued operations, net of tax	—	(32,893)

Income from continuing operations	69,585	52,144
Adjustments to reconcile net cash provided by continuing operations:
Depreciation and amortization	29,161	26,528
Provision for other operating charges	—	12,490
Compensation recognized under employee stock plans, net	2,953	1,761
Tax benefit of stock options exercised	7,632	5,149
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(15,563)	(14,468)
Other current assets	(6,043)	6,002
Deferred income taxes	2,435	(2,253)
Current liabilities, excluding debt	13,197	10,181
Other long-term liabilities, excluding debt	(1,265)	(3,448)

Net cash provided by continuing operations	102,092	94,086
Net cash used by discontinued operations	—	(34,802)
Cash flows from investing activities:
Acquisitions, net of cash acquired, and equity investment	(194,891)	(63,383)
Cash proceeds from sale of business	—	87,000
Additions to property and equipment, net	(10,090)	(12,978)
Additions to other assets, net	(14,332)	(8,693)

Net cash (used) provided by investing activities	(219,313)	1,946
Cash flows from financing activities:
Payments on Credit Facility	(30,000)	(126,000)
Borrowings under Credit Facility	70,000	38,000
Borrowings under Receivables Facility	70,000	—
Payments on Receivables Facility	(30,000)	(5,000)
Payments of other debt, net	(48)	(227)
Purchase of stock held by employee benefit trusts, net	—	(3,995)
Redemption of common stock	(151)	(99)
Proceeds from exercise of stock options	16,032	9,335

Net cash provided (used) by financing activities	95,833	(87,986)

Net decrease in cash and cash equivalents	(21,388)	(26,756)
Cash and cash equivalents, beginning of period	23,410	34,359

Cash and cash equivalents, end of period	$2,022	$7,603

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while ensuring the protection of personal privacy. ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Business Services, Government Services and Marketing Services.

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

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2004, and the results of operations and cash flows for the three months and six months ended June 30, 2004 and 2003. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the notes to the financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year. During the first quarter of 2004, the Company reorganized its product lines in the Business & Government Services segment into two separate reportable segments – Business Services and Government Services – due to recent acquisitions within the Government Services business unit and a change in managerial and operational reporting responsibilities. Historical information in the following discussions and tables has been reclassified to conform with the current presentation.

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

Marketing Services’ revenues are recognized when projects are completed and delivered and are billed in accordance with contractual terms. Software revenues for the Insurance Services segment are generated primarily by licensing software systems (consisting of software and maintenance support) and providing professional services. Perpetual software arrangements require significant customization and are recognized under the percentage of completion method based on the terms and conditions in the contract. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined. Multi-year software license agreements are recognized ratably over the term of the agreement. Maintenance and support agreements are marketed under annual or multi-year agreements and are recognized ratably over the period covered by the agreements. Software-related professional services are recognized as the service is performed. Certain software revenues from our Marketing Services segment represent hosting arrangements. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement. Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $22.5 million as of June 30, 2004 and $15.1 million as of December 31, 2003.

The Company records certain revenue on a net basis. MVR registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of services in the consolidated financial statements. For the six months ended June 30, pass-through expense was $322.9 million in 2004 and $300.3 million in 2003.

The Company applies the consensus reached in EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), which requires the presentation of certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of the EITF had no impact on operating income, net income or earnings per share (“EPS”). Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment during the three months ended June 30 were $7.7 million in 2004 and $10.5 million in 2003, and for the six months ended June 30 were $20.6 million in 2004 and $21.4 million in 2003 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

5. Other Operating Charges

During the year ended December 31, 2003, the Company recorded other operating charges of $30.9 million ($19.1 million net of taxes) as a result of the realignment of our technology infrastructure and operations following the divestiture of our CPCS business, the transition to our new data center, the consolidation of certain public records and WorkPlace Solutions operations, and the re-engineering of certain of our direct marketing businesses. This charge was recorded during the last three quarters of 2003, ($19.8 million, $12.2 million net of tax, in the second quarter of 2003) and included asset impairments of $21.4 million primarily related to closed facilities or abandoned technology in the realignment and re-engineering, $4.4 million in severance and termination benefits, and $5.2 million of abandoned lease commitments (net of estimated sublease income where applicable) and other contractual commitments that are expected to be satisfied at various dates through August 2008. No other operating charges were incurred in 2004. As of June 30, 2004, $3.2 million was accrued for the remaining obligations related to these charges.

6. Debt and Other Financing

On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. There were $40.0 million in borrowings under the Credit Facility at June 30, 2004 that has been recorded as current maturities of long-term debt due to the current termination date of May 2005. There was $1.9 million of other long-term debt outstanding at June 30, 2004. Other short-term borrowings at June 30, 2004 represent the amount outstanding under the receivables facility agreement discussed below.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2005. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $90.0 million at June 30, 2004 and $50.0 million at December 31, 2003.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, the Company modified its $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at June 30, 2004 and the Company would have recorded additional depreciation expense of approximately $1.1 million ($700,000 after tax) related to the synthetic leases for the first six months of 2004.

At June 30, 2004, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. The Swap Agreements have a total notional amount of $67 million and mature in August 2007. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $2.6 million as of June 30, 2004, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

7. Earnings Per Share and Stock Options

The Company has computed basic and diluted EPS using the treasury stock method. Options outstanding to purchase approximately 940,000 and 2.7 million shares of common stock at June 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common shares during the applicable quarter.

On April 29, 2003, the shareholders of the Company approved the ChoicePoint Inc. 2003 Omnibus Incentive Plan. The plan provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. During the first six months of 2004, stock options to purchase approximately 1.3 million shares of ChoicePoint common stock were granted under the ChoicePoint Inc. 2003 Omnibus Incentive Plan. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS No. 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table. The fair value of each option granted is estimated on the date of grant using the Black-Scholes Option Pricing Model. During the second quarter of 2004, the Company adjusted the pro forma stock-based employee compensation expense to reflect the impact of actual forfeitures.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share information)	2004	2003	2004	2003
Net income, as reported	$36,323	$20,853	$69,585	$86,028
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(242)	(3,451)	(2,797)	(6,337)

Pro forma net income	$36,081	$17,402	$66,788	$79,691

Basic EPS– as reported	$0.42	$0.24	$0.80	$1.00
Basic EPS – pro forma	$0.41	$0.20	$0.77	$0.93

Diluted EPS – as reported	$0.40	$0.23	$0.77	$0.96
Diluted EPS – pro forma	$0.40	$0.20	$0.74	$0.90

8. Comprehensive Income

Total comprehensive income for the three months and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Net income	$36,323	$20,853	$69,585	$86,028
Change in fair value of derivatives, net of deferred taxes	1,587	(891)	1,056	(1,129)
Other	(10)	20	(12)	30

Comprehensive income	$37,900	$19,982	$70,629	$84,929

9. Acquisitions & Divestitures

During the six months ended June 30, 2004, the Company acquired The Templar Corporation, a provider of advanced and secure information technology solutions based in Alexandria, Virginia, iMapData.com, Inc., an information and analytics company with powerful data visualization capabilities, based in Tysons Corner, Virginia, Superior Information Services, LLC, located in Trenton, New Jersey, and Service Abstract Corp., located in Nanuet, New York, both of which are providers of public records information including liens and judgments in the Northeast U.S., Charles Jones, LLC, a leading supplier of New Jersey title and property lien searches, located in Trenton, New Jersey, ADREM Profiles, Inc., Government Business Services, LLC and Advance Information Resources Corporation, public records research companies located in Tampa, Florida, and Investigation Technologies, LLC, d/b/a/ Rapsheets, an electronic criminal records provider, located in Memphis, Tennessee. These acquisitions extend ChoicePoint’s current product and service offerings in the Government Services and Business Services segments. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $194.9 million in cash. One of these acquisitions is subject to a potential additional earnout ending December 2004 if certain financial targets are met. As of June 30, 2004, no additional earnout had been paid. Goodwill of $73.0 million was allocated to Business Services and $64.5 million to Government Services. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements. As of June 30, 2004, ChoicePoint has approximately $2.8 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to these and prior acquisitions.

In February 2003, the Company sold its CPCS business to New Mountain Capital, L.L.C. for $87.0 million in cash. The sale of CPCS was the culmination of ChoicePoint’s efforts to exit the highly manual, labor-intensive businesses that characterized the Company in its early days and focus on data and technology intensive solutions. CPCS is reported as a discontinued operation for all periods presented in the accompanying consolidated financial statements, and the operating results of CPCS through February 28, 2003, the date of sale, are reflected separately from the results of continuing operations. The gain on sale of CPCS was approximately $32.9 million net of taxes and includes transaction expenses of $9.4 million, which includes investment banker fees and severance and retention benefits. Summarized operating results and gain on sale for the two months ended February 28, 2003 are as follows:

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

A summary of the change in goodwill during the six months ended June 30, 2004, is as follows:

		Acquisitions &	June 30,
(In thousands)	December 31, 2003	Adjustments	2004
Insurance Services	$48,036	$2	$48,038
Business Services	397,298	72,404	469,702
Government Services	9,084	64,520	73,604
Marketing Services	190,754	151	190,905

Total	$645,172	$137,077	$782,249

As of June 30, 2004 and December 31, 2003, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of June 30, 2004			As of December 31, 2003
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$51,240	$(10,865)	$40,375	$36,918	$(7,288)	$29,630
Purchased data files	39,019	(2,040)	36,979	2,107	(945)	1,162
Internally developed software	14,450	(9,323)	5,127	15,050	(11,210)	3,840
Non-compete agreements	14,407	(3,278)	11,129	10,141	(2,471)	7,670
Other intangible assets	20,312	(7,641)	12,671	12,187	(7,408)	4,779

Total	$139,428	$(33,147)	$106,281	$76,403	$(29,322)	$47,081

The Company recorded amortization expense related to these other acquisition intangibles for the six months ended June 30 of $6.9 million for 2004 compared to $4.7 million for the comparable period of 2003. Estimated full-year amortization expense for the next five years is $15.8 million for 2004, $21.0 million for 2005, $18.9 million for 2006, $12.3 million for 2007 and $9.2 million for 2008. During the six months ended June 30, 2004, the Company acquired the following intangible assets based upon the preliminary allocations:

		Amortization
(In thousands)	Amount	Period
Customer relationships	$14,322	three to five years
Trademark/Tradename	7,100	indefinite life asset
Technology	1,025	three years
Purchased data files	36,912	three to twenty years
Software	2,400	one to four years
Noncompetes	4,316	four to seven years

Total	$66,075

11. Segment Disclosures

ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Business Services, Government Services and Marketing Services, which constitute our four reportable segments. See Note 1 for a description of each service group. Substantially all of the Company’s operations are located in the United States and no customer represents more than 10% of total revenue. Revenues and operating income for the three months and six months ended June 30, 2004 and 2003 for the four segments and laser technology patents held by the Company (“Royalty”) are presented below.

	Three months ended		Three months ended
	June 30, 2004		June 30, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$88,129	$48,401	$77,922	$44,364
Business Services	87,547	17,052	69,014	15,321
Government Services	23,530	7,275	14,778	3,264
Marketing Services
Revenue from products and services	23,224	4,408	25,676	7,374
Reimbursable expenses (a)	7,691	—	10,470	—

Total Marketing Services	30,915	4,408	36,146	7,374
Royalty	1,270	661	1,389	626
Corporate and shared (b)	—	(18,306)	—	(16,469)
Other operating charges	—	—	—	(19,817)

Totals from operations	$231,391	$59,491	$199,249	$34,663

	Six months ended		Six months ended
	June 30, 2004		June 30, 2003
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$174,856	$95,661	$154,056	$86,800
Business Services	163,488	31,409	132,873	26,493
Government Services	41,271	11,389	31,914	7,663
Marketing Services
Revenue from products and services	46,035	8,695	51,249	14,282
Reimbursable expenses (a)	20,551	—	21,414	—

Total Marketing Services	66,586	8,695	72,663	14,282
Royalty	2,435	865	2,692	1,272
Corporate and shared (b)	—	(34,257)	—	(30,227)
Other operating charges	—	—	—	(19,817)

Totals from operations	$448,636	$113,762	$394,198	$86,466

Assets
	June 30,	December 31,
(In thousands)	2004	2003
Insurance Services	$175,655	$174,909
Business Services	660,610	530,861
Government Services	131,238	43,578
Marketing Services	231,385	216,371
Royalty	2,016	4,317
Unallocated & Other (c)	34,485	51,248

Total	$1,235,389	$1,021,284

Depreciation & Amortization
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Insurance Services	$2,079	$2,380	$3,874	$4,934
Business Services	6,550	4,872	11,591	9,821
Government Services	2,775	2,068	5,234	4,095
Marketing Services	1,730	2,095	3,471	4,309
Royalty	406	424	813	848
Unallocated & Other (c)	2,086	1,298	4,178	2,521

Continuing Operations	15,626	13,137	29,161	26,528
CPCS	—	—	—	159

Total	$15,626	$13,137	$29,161	$26,687

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(c)	Unallocated and Other includes certain corporate items and eliminations that are not allocated to the segments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Service cost	$25	$13	$50	$25
Interest cost on accumulated benefit obligation	450	527	901	1,054
Amortization of prior service cost	(94)	(131)	(188)	(320)
Amortization of losses	—	(15)	—	(42)
Curtailment gain	—	—	—	(1,020)

Net periodic postretirement benefit cost	$381	$394	$763	$(303)

In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”),” which requires additional disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits that are impacted by the Act. The disclosure requirements of this Staff Position do not apply to the Company.

13. Commitments and Contingencies

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings.

This complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs, and injunctive and other relief. The Company is defending against this action vigorously. While the ultimate resolution of this case cannot presently be determined, an unfavorable outcome in this case could have a material adverse effect on the Company’s financial condition or results of operations.

In addition, on July 10, 2003, a plaintiff filed a class action lawsuit against the Company in the United States District Court for the Eastern District of Louisiana (styled Betty D. Russell v. ChoicePoint Services, Inc.) that alleges substantially similar violations of the DPPA. This plaintiff seeks to represent a national class of all individuals whose information the Company has obtained from motor vehicle records and a subclass of all individuals domiciled in Louisiana whose information the Company has obtained from motor vehicle records in Louisiana. Plaintiff filed a First Amended Class Action Complaint against ChoicePoint on February 25, 2004, adding a new plaintiff, Yvonne Morse, and converting the claim to one based on violations of the federal Fair Credit Reporting Act and a similar state law. ChoicePoint filed a Motion to Dismiss, and the Court granted such motion with respect to the DPPA claim but denied with respect to the Fair Credit Reporting Act claim. Subsequently, Plaintiff dismissed the Fair Credit Reporting Act claim without prejudice effectively ending this litigation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – 2004 vs. 2003 Consolidated Comparisons

During the first quarter of 2004, the Company reorganized its product lines in the Business & Government Services segment into two separate reportable segments – Business Services and Government Services – due to recent acquisitions within the Government Services business unit and a change in managerial and operational reporting responsibilities. Historical information in the following tables and discussions have been reclassified to conform with the current presentation.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Total Revenue	$231,391	$199,249	16%	$448,636	$394,198	14%
Reimbursable expenses per EITF 01-14	7,691	10,470		20,551	21,414

Revenue from products and services	$223,700	$188,779	19%	$428,085	$372,784	15%

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

In the second quarter of 2004, total revenue increased 16% over the second quarter of 2003 compared to 9% growth in the second quarter of 2003 over the second quarter of 2002. For the first six months of 2004, total revenue increased 14% over the same period in 2003 primarily from unit growth in our Insurance Services segment and our Business Services’ vital records and background screening businesses. This growth was offset slightly by tough comparisons from 2003 due to our Marketing Services businesses and strong 2003 homeland security revenues which drove our 12% growth in the first six months of 2003 over the same period in 2002. Consolidated internal revenue, which represents core revenue less revenue from acquisitions, increased 7.2% for the second quarter of 2004 compared to 2.4% growth for the second quarter of 2003. For the first six months, consolidated internal revenue growth was 7.0% for 2004 and 5.2% for 2003.

Operating Income

The Company’s operating income for the second quarter of 2004 was $59.5 million, an increase of $24.8 million, or 72% from $34.7 million in the comparable period of 2003, primarily impacted by the increased revenues discussed above and a $19.8 million other operating charge recorded in 2003. This charge related to the consolidation of some of our operations to better streamline customer service and operating performance, the re-engineering of our direct marketing business and the realignment of our technology infrastructure and operations following the divestiture of our CPCS business and transition to our new data center. See Note 5 to the Consolidated Financial Statements for further discussion of these charges. Corporate costs increased $1.8 million, primarily related to a $2.9 million increase in compensation expense related to our employee stock plans offset by $700,000 of interest income realized on a note receivable from a minority investment and general cost controls.

Operating income in Insurance Services, Business Services and Government Services improved due to increased revenues and operating income generated by our new acquisitions offset slightly by higher occupancy costs and our investments in people, products and market initiative costs to further grow the business. Marketing Services operating margins declined from prior year due to the tough revenue comparables from 2003; however, we continue to see stabilizing revenue trends, and operating margins have improved sequentially over the past three quarters. Without the revenue and related operating income decline in our Marketing Services segment ($3.0 million decline in operating income from 2003) and the aforementioned $19.8 million of 2003 other operating charges, we would have realized a 15%, or $8.0 million, improvement in operating income before other operating charges from the second quarter of 2003. The Company excludes these other operating charges in its assessments of segment operating results and in determining operational incentive awards, and the following segment operating income discussions exclude these charges. The Company has also excluded the decline in Marketing Services to establish a baseline to determine its year over year growth exclusive of this decline from 2003 that is not anticipated to repeat.

For the six months ended June 30, operating income was $113.8 million in 2004, an increase of $27.3 million from $86.5 million in 2003 due to the increased revenue discussed above, the Company’s continued focus on cost controls, and the aforementioned other operating charges. Operating income in Insurance Services, Business Services and Government Services improved due to increased revenues and operating income generated by our new acquisitions offset slightly by higher occupancy costs, our investments in people, products and market initiative costs to further grow the business and the decline in homeland security revenues in our Government Services segment. Marketing Services operating margins declined from prior year due to the tough revenue comparables from 2003. Without the revenue and related operating income decline in our Marketing Services segment ($5.6 million decline in operating income from 2003) and the aforementioned $19.8 million of 2003 other operating charges, we would have realized a 12%, or $13.1 million, improvement in operating income before other operating charges from the first six months of 2003.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Operating Income	$59,491	$34,663	72%	$113,762	$86,466	32%
Operating Income as a percentage of revenue from products and services	26.6%	18.4%		26.6%	23.2%
Operating Income as a percentage of total revenue	25.7%	17.4%		25.4%	21.9%

Interest Expense

Interest expense was $811,000 for the second quarter of 2004, consistent with $810,000 in 2003. For the six months ended June 30, 2004, interest expense was $1.3 million, a decrease of $479,000 from $1.8 million in the first six months of 2003 due to lower average debt outstanding and lower interest rates.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.1% for both the second quarter and six months ended June 30, 2004, a decrease from 38.4% for the same periods in 2003.

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

Segment Information

The following table provides additional details of revenues from products and services (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the Consolidated Statements of Income:

	Three months ended		Three months ended
	June 30, 2004		June 30, 2003
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$88,129	$48,401	$77,922	$44,364
Business Services	87,547	17,052	69,014	15,321
Government Services	23,530	7,275	14,778	3,264
Marketing Services
Revenue from products and services	23,224	4,408	25,676	7,374
Reimbursable expenses (a)	7,691	—	10,470	—

Total Marketing Services	30,915	4,408	36,146	7,374
Royalty	1,270	661	1,389	626
Corporate and shared (b)	—	(18,306)	—	(16,469)

Totals before other operating charges	231,391	59,491	199,249	54,480
Other operating charges	—	—	—	(19,817)

Total from operations	$231,931	$59,491	$199,249	$34,663

	Six months ended		Six months ended
	June 30, 2004		June 30, 2003
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$174,856	$95,661	$154,056	$86,800
Business Services	163,488	31,409	132,873	26,493
Government Services	41,271	11,389	31,914	7,663
Marketing Services
Revenue from products and services	46,035	8,695	51,249	14,282
Reimbursable expenses (a)	20,551	—	21,414	—

Total Marketing Services	66,586	8,695	72,663	14,282
Royalty	2,435	865	2,692	1,272
Corporate and shared (b)	—	(34,257)	—	(30,227)

Totals before other operating charges	448,636	113,762	394,198	106,283
Other operating charges	—	—	—	(19,817)

Total from operations	$448,636	$113,762	$394,198	$86,466

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

In the second quarter of 2004, Insurance Services continued its historically strong performance, contributing revenue of $88.1 million, up 13%, or $10.2 million, from $77.9 million in the second quarter of 2003. For the first six months of 2004, Insurance Services revenue grew 14% or $20.8 million, to $174.9 million from $154.1 million in the same prior year period. Internal revenue growth from the second quarter of 2003 to the second quarter of 2004 was 11.4% and 11.8% for the first six months of 2004, led by our key new products such as Current Carrier® and our MVR activity files, strong demand for our core underwriting products and new development revenues at Insurity.

Business Services’ revenue for the second quarter of 2004 increased $18.5 million, or 27%, to $87.5 million from $69.0 million in the second quarter of 2003. For the six months ended June 30, 2004, Business Services’ revenue was $163.5 million, up 23% or $30.6 million, from $132.9 million in the same period of the prior year. This growth was driven primarily by top line growth across the various product lines, with significant contributions from our vital records and background screening products, growing market share and generating unit growth. This growth was also driven by our 2004 acquisitions including Superior Information Services, LLC, Service Abstract Corp., Charles Jones, LLC and ADREM Profiles, Inc. Excluding acquisitions completed in 2004 and the last six months of 2003, internal revenue for Business Services increased 9.2% for the second quarter of 2004 and 11.2% for the first six months of 2004 over the comparable periods in 2003.

Government Services’ revenue for the second quarter of 2004 increased $8.8 million, or 59%, to $23.5 million from $14.8 million in the second quarter of 2003. For the six months ended June 30, 2004, Government Services’ revenue was $41.3 million, up 29% or $9.4 million, from $31.9 million in the same period of the prior year. This growth was driven by our acquisitions of The Templar Corporation and iMapData.com, Inc. in the first quarter of 2004. Excluding acquisitions, internal revenue for Government Services increased 6.3% for the second quarter of 2004 over the comparable period in 2003 as our public records unit continues to assist local, state and federal government agencies to accelerate investigations and locate individuals of interest through our access to over 19 billion public records and our Bode laboratories business continues to provide forensic analysis of DNA for state and local governments. Internal revenue for Government Services declined 1% for the first six months over the comparable period in 2003 due to the aforementioned decrease in homeland security revenues.

As expected, Marketing Services’ revenue from products and services and internal growth for the second quarter of 2004 decreased $2.5 million, or 10%, to $23.2 million from $25.7 million in the second quarter of 2003. For the six months ended June 30, 2004, Marketing Services’ revenue was $46.0 million, down 10% or $5.2 million, from $51.2 million in the same period of the prior year. Despite this decline from the prior year, as expected, we have seen revenue stabilize over the past four quarters. Marketing Services’ total revenue for the second quarter of 2004 decreased $5.2 million, or 14%, to $30.9 million from $36.1 million in the second quarter of 2003. For the six months ended June 30, 2004 total revenue decreased to $66.6 million, or 8%, from $72.7 million for the same period in 2003.

Second quarter royalty revenue from laser technology patents held by the Company decreased to $1.3 million in 2004 from $1.4 million in 2003. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We currently estimate 2004 capital expenditures will be approximately $50-$55 million. However, any material variance of our operating results from our projections or investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing. The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future.

At June 30, 2004 net borrowings were $40.0 million under the Company’s $325 million unsecured revolving credit facility that expires in May 2005. There were no borrowings under the credit facility at December 31, 2003. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $90.0 million at June 30, 2004 and $50.0 million at December 31, 2003. At June 30, 2004, we had approximately $295 million of available capacity under these facilities.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, we modified our $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at June 30, 2004, and the Company would have recorded additional depreciation expense of approximately $1.1 million ($700,000 after tax) related to the synthetic leases for the six months ended June 30, 2004.

Contractual obligations and the related future payments at June 30, 2004

	Payments Due by Period
(In thousands)	Total	2004	2005	2006	Thereafter
Debt*	$131,970	$140	$130,145	$155	$1,530
Capital lease obligations	90	50	24	16	—
Operating leases and other commitments	58,409	8,851	16,192	11,505	21,861

Total contractual cash obligations	$190,469	$9,041	$146,361	$11,676	$23,391

* Excludes a $2.6 million liability related to the fair market valuation of our interest rate swaps discussed below.

Derivatives

Derivative financial instruments at June 30, 2004 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases. At June 30, 2004, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.9%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2004, the fair value of the outstanding interest rate swap agreements was a liability of $2.6 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).

Summary of Cash Activities

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Primary Sources of Cash	Cash from continuing operations totaled $102.1 million, net borrowings under the Credit and Receivables Facilities was $80.0 million, and proceeds from the exercise of stock options were $16.0 million.	Cash from continuing operations was $94.1 million, cash proceeds from the sale of CPCS was $87.0 million and proceeds from the exercise of stock options totaled $9.3 million.
Primary Uses of Cash	Acquisitions totaled $194.9 million, net, in 2004, and capital expenditures primarily for hardware, software, databases and R&D initiatives were $24.4 million.	Acquisitions totaled $63.4 million, net, in 2003, capital expenditures primarily for hardware, software, databases and R&D initiatives were $21.7 million, net debt repayments under the Credit Facility and Receivables Facility were $93.0 million, and cash used by discontinued operations, primarily for sale related tax payments were $34.8 million.
Operating Activities	The $102.1 million increase in net cash provided by continuing operations was primarily attributable to the increased income from continuing operations as compared to the first six months of 2003.	The increase in net cash provided by continuing operations was primarily attributable to the increased income from continuing operations and increased depreciation and amortization expense as compared to the first six months of 2002.
Investing Activities	Cash used by investing activities was $219.3 million for the first six months of 2004, consisting of $194.9 million, net, for acquisitions, $10.1 million for property and equipment and $14.3 million for other asset additions, primarily including purchased data files and internally developed and externally purchased software.	Cash provided by investing activities was $1.9 million for the first six months of 2003, consisting of cash proceeds on the sale of CPCS of $87.0 million offset by $63.4 million, net, for acquisitions, $13.0 million for property and equipment and $8.7 million for other asset additions, primarily including purchased data files and internally developed and externally purchased software.
Financing Activities	Cash provided by financing activities of $95.8 million in the first six months of 2004 included $40.0 million of net borrowings on the Receivables Facility, $40.0 million of net borrowings under the Credit Facility and $16.0 million of proceeds from the exercise of stock options.	Cash used by financing activities of $88.0 million in the first six months of 2003 included $88.0 million of net payments on the Credit Facility, $5.0 million of payments on the Receivables Facility, and $4.0 million for the purchase of stock held by employee benefit trusts offset by $9.3 million of proceeds from the exercise of stock options.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations as well as third-party appraisals in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of June 30, 2004, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as final third-party appraisals are received or as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint is required to assess goodwill and other indefinite life assets for impairment on at least an annual basis (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2003. No impairment charge was recorded as a result of this review based on estimated future cash flows as compared to the current book value of long-lived assets and no circumstances occurred between October 31, 2003 and June 30, 2004 that would have made the Company complete an additional review. If the Company had assumed a 10% reduction in its estimated annual cash flows in its 2003 review, it would have recorded an impairment of less than $3 million.

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

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of sales is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No 144. Amortization of capitalized software costs for the six months ended June 30 amounted to approximately $7.4 million in 2004 and $6.9 million in 2003.

Postretirement benefit obligations: In connection with developing projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions provided by the Company’s independent actuaries including a discount rate of 5.75% and an initial health care cost trend rate of approximately 12%. A 0.25% decrease or increase in the discount rate

(to 6.0% or 5.5%) would result in a change to the liability of approximately $700,000. Actual results could differ from these estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of June 30, 2004. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

As of June 30, 2004, there were $40.0 million in borrowings outstanding under the Credit Facility and $90.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At June 30, 2004, the Company’s interest rate was approximately 1.8% under the Receivables Facility and 2.0% under the Credit Facility. At June 30, 2004, $67.3 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at June 30, 2004. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at June 30, 2004, a one percent change in interest rates would result in a change in annual pretax expense of approximately $1.3 million based on the Company’s current level of borrowing. As noted above, as of June 30, 2004, $67.0 million of the $67.3 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the six months ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings.

This complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs, and injunctive and other relief. The Company is defending against this action vigorously. While the ultimate resolution of this case cannot presently be determined, an unfavorable outcome in this case could have a material adverse effect on the Company’s financial condition or results of operations.

In addition, on July 10, 2003, a plaintiff filed a class action lawsuit against the Company in the United States District Court for the Eastern District of Louisiana (styled Betty D. Russell v. ChoicePoint Services, Inc.) that alleges substantially similar violations of the DPPA. This plaintiff seeks to represent a national class of all individuals whose information the Company has obtained from motor vehicle records and a subclass of all individuals domiciled in Louisiana whose information the Company has obtained from motor vehicle records in Louisiana. Plaintiff filed a First Amended Class Action Complaint against ChoicePoint on February 25, 2004, adding a new plaintiff, Yvonne Morse, and converting the claim to one based on violations of the federal Fair Credit Reporting Act and a similar state law. ChoicePoint filed a Motion to Dismiss, and the Court granted such motion with respect to the DPPA claim but denied with respect to the Fair Credit Reporting Act claim. Subsequently, Plaintiff dismissed the Fair Credit Reporting Act claim without prejudice effectively ending this litigation.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 2004 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

(a)	Votes cast for or withheld regarding the reelection of two directors for terms expiring in 2007:

	FOR	WITHHELD
John B. McCoy	77,211,196	982,664

(b)	Votes cast for or withheld regarding the election of one director for a term expiring in 2005:

	FOR	WITHHELD
Thomas M. Coughlin	77,211,086	982,774
Derek V. Smith	77,423,980	769,880

(c)	Approval of the ChoicePoint Inc. Deferred Compensation Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
68,160,207	1,540,353	442,426	8,050,874

(d)	Ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending December 31, 2004:

FOR	AGAINST	ABSTAIN
76,343,305	1,687,741	162,814

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 28, 2004, the Company furnished a Current Report on Form 8-K including the Press Release of ChoicePoint Inc., dated April 22, 2004, reporting ChoicePoint Inc.’s financial results for the first quarter of 2004 and Supplemental Information prepared for use in connection with the announcement of the financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.

(Registrant)

August 6, 2004	/s/ Derek V. Smith

Date	Derek V. Smith, Chairman and
Chief Executive Officer
(Duly Authorized Officer)

August 6, 2004	/s/ Steven W. Surbaugh

Date	Steven W. Surbaugh, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).
4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).
4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).
4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).
4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).
10.1	Amendment No. 4 to Loan Agreement, dated June 28, 2004.
31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.