Form 10-Q
period 2004-09-30
CHOICEPOINT INC
filed 2004-11-09
CIK 1040596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common Stock, $.10 Par Value	88,713,214

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
INDEX

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Service revenue	$231,466	$189,116	$659,551	$561,900
Reimbursable expenses (Note 4)	6,149	12,402	26,700	33,816

Total revenue	237,615	201,518	686,251	595,716

Costs and expenses:
Cost of revenue	118,750	100,963	346,049	299,736
Reimbursable expenses	6,149	12,402	26,700	33,816
Selling, general and administrative	48,680	36,357	135,704	104,085
Other operating charges	—	4,022	—	23,839

Total costs and expenses	173,579	153,744	508,453	461,476

Operating income	64,036	47,774	177,798	134,240
Interest expense	885	608	2,222	2,424

Income from continuing operations before income taxes	63,151	47,166	175,576	131,816
Provision for income taxes	23,998	18,111	66,838	50,617

Income from continuing operations	39,153	29,055	108,738	81,199
Income from discontinued operations, net of tax (Note 9)	—	—	—	991
Gain on sale of discontinued operations, net of tax (Note 9)	—	—	—	32,893

Net income	$39,153	$29,055	$108,738	$115,083

Earnings per share (Note 7)
Basic:
Income from continuing operations	$0.45	$0.34	$1.25	$0.95
Income from discontinued operations, net	—	—	—	0.01
Gain on sale of discontinued operations, net	—	—	—	0.38

Net income	$0.45	$0.34	$1.25	$1.34

Diluted:
Income from continuing operations	$0.43	$0.32	$1.19	$0.91
Income from discontinued operations, net	—	—	—	0.01
Gain on sale of discontinued operations, net	—	—	—	0.37

Net income	$0.43	$0.32	$1.19	$1.28

Weighted average shares – basic	87,781	86,129	87,307	85,846
Diluted effect of stock options	3,761	3,737	3,793	3,733

Weighted average shares – diluted	91,542	89,866	91,100	89,579

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except par values)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,999	$23,410
Accounts receivable, net of allowance for doubtful accounts of $5,598 in 2004 and $5,450 in 2003	183,449	153,661
Deferred income tax assets	5,669	9,160
Other current assets	24,818	17,721

Total current assets	215,935	203,952
Property and equipment, net	60,298	56,968
Goodwill	792,708	645,172
Other acquisition intangible assets	99,117	47,081
Deferred income tax assets	—	871
Other	72,824	67,240

Total assets	$1,240,882	$1,021,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$70,179	$50,194
Accounts payable	39,966	31,823
Accrued salaries and bonuses	32,626	34,480
Other current liabilities	92,549	61,984

Total current liabilities	235,320	178,481
Long-term debt, less current maturities	1,855	1,835
Postretirement benefit obligations	29,313	30,815
Deferred income tax liabilities	21,985	—
Other long-term liabilities	23,125	19,658

Total liabilities	311,598	230,789

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 88,770 in 2004 and 87,748 in 2003	8,877	8,775
Paid-in capital	404,242	374,929
Retained earnings	538,517	429,779
Accumulated other comprehensive loss, net	(1,878)	(2,589)
Treasury stock, at cost, 1,194 shares in 2004 and 1,193 shares in 2003	(20,474)	(20,399)

Total shareholders’ equity	929,284	790,495

Total liabilities and shareholders’ equity	$1,240,882	$1,021,284

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Treasury Stock	Total
Balance, December 31, 2003		$8,775	$374,929	$429,779	$(2,589)	$(20,399)	$790,495
Net income	$108,738	—	—	108,738	—	—	108,738
Change in fair value of derivatives, net of deferred taxes of $483	725	—	—	—	725	—	725
Other	(14)	—	—	—	(14)	—	(14)

Comprehensive income	$109,449

Restricted and other stock plans, net		5	3,845	—	—	—	3,850
Common stock redeemed		—	—	—	—	(75)	(75)
Stock options exercised		97	17,506	—	—	—	17,603
Tax benefit of stock options exercised		—	7,962	—	—	—	7,962

Balance, September 30, 2004		$8,877	$404,242	$538,517	$(1,878)	$(20,474)	$929,284

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$108,738	$115,083
Income from discontinued operations, net of tax	—	(991)
Gain on sale of discontinued operations, net of tax	—	(32,893)

Income from continuing operations	108,738	81,199
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	45,733	39,895
Non-cash components of other operating charges	—	15,505
Compensation recognized under employee stock plans, net	3,850	2,611
Tax benefit of stock options exercised	7,962	7,167
Gain on sale of minority investment	(3,549)	—
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(20,383)	(15,630)
Other current assets	(5,471)	3,977
Deferred income taxes	19,122	(431)
Estimated income taxes	19,664	10,009
Current liabilities, excluding debt and income taxes	(1,616)	(2,371)
Other long-term liabilities, excluding debt	3,057	(5,459)

Net cash provided by continuing operations	177,107	136,472
Net cash used by discontinued operations	—	(35,848)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(200,823)	(74,593)
Cash proceeds from sale of business and minority investment	3,549	87,000
Additions to property and equipment, net	(15,167)	(16,522)
Additions to other assets, net	(23,531)	(15,695)

Net cash used by investing activities	(235,972)	(19,810)
Cash flows from financing activities:
Borrowings under Credit Facility	70,000	38,000
Payments on Credit Facility	(70,000)	(133,000)
Borrowings under Receivables Facility	70,000	—
Payments on Receivables Facility	(50,000)	(15,000)
Payments of other debt, net	(74)	(252)
Purchase of stock held by employee benefit trusts, net	—	(3,898)
Redemption of common stock	(75)	(99)
Proceeds from exercise of stock options	17,603	13,473

Net cash provided (used) by financing activities	37,454	(100,776)

Net decrease in cash and cash equivalents	(21,411)	(19,962)
Cash and cash equivalents, beginning of period	23,410	34,359

Cash and cash equivalents, end of period	$1,999	$14,397

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

The Marketing Services group provides direct marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full complement of products, including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year. During the first quarter of 2004, the Company reorganized its product lines in the Business & Government Services segment into two separate reportable segments – Business Services and Government Services – due to recent acquisitions within the Government Services business unit and a change in managerial and operational reporting responsibilities. Historical information in the following discussions and tables has been reclassified to conform with the current presentation.

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

4. Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $16.1 million as of September 30, 2004 and $15.1 million as of December 31, 2003. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our major business lines and for multiple-element arrangements:

Information Services

Revenue for the P&C personal lines, public records, employment background screening and drug testing, vital records and other services in the Business Services segment is generally earned on a transactional basis and recognized as the services are delivered. Revenue from non-transaction-based arrangements is recognized over the period in which the customer is using the service. Provisions for bad debts and volume discounts are recognized during the period in which they are estimable and applicable, respectively.

Marketing Services

Revenues in our teleservices, print and data fulfillment services are recognized when projects are completed and delivered (typically within one month) in accordance with contractual terms. Certain database management services in our Marketing Services segment represent hosting arrangements. The contracts for these services are in essence a periodic service agreement to provide database services to a specific customer. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement in accordance with SAB 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

Software Services

Software revenues for the Company’s Insurance Services segment are generated primarily by transactions that include multiple-element arrangements encompassing licensing software systems (consisting of software and maintenance support) and providing professional services. ChoicePoint allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for maintenance and support services, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. If the fair value of any undelivered element included in bundled software and service arrangements cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

In some instances, perpetual software license arrangements require significant customization. These arrangements are accounted for under the percentage of completion method based on estimates of the extent of progress toward completion. The Company estimates the percentage of completion on contracts on a monthly basis utilizing estimated remaining hours to complete as a percentage of total estimated hours to complete the project. Changes in estimates to complete and revisions in overall profit estimates are recognized in the period in which they are determined.

Government Contracts

Certain of the Company’s government contracts may have cancellation or pricing provisions or renewal clauses that are required by law, such as those dependent upon fiscal funding outside of a governmental unit’s control, that it can be cancelled if deemed in the taxpayer’s best interest and that it may be subject to limitations under statutes. ChoicePoint considers multiple factors, including the history with the customer in similar transactions, the “essential use” of the service and the planning, budgeting and approval processes undertaken by the governmental entity. If the Company determines that the likelihood of non-acceptance in these arrangements is remote, revenue is recognized once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended September 30, pass-through expense was $164.1 million in 2004 and $148.8 million in 2003. For the nine months ended September 30, pass-through expense was $487.0 million in 2004 and $449.2 million in 2003.

Reimbursable Expenses

During 2002, the Company began applying the consensus reached in EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”) which requires the presentation of reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. As required, the Company reclassified prior periods presented to comply with the guidance in EITF 01-14. The application of EITF 01-14 had no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months and nine months ended September 30, totaled $6.1 million and $26.7 million in 2004 and $12.4 million and $33.8 million in 2003 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.0% for the third quarter ended September 30, 2004, and 38.1% for the nine months ended September 30, 2004, a decrease from 38.4% for the same periods in 2003. Accrued income taxes included in other current liabilities in the accompanying Consolidated Balance Sheets were $7.6 million at September 30, 2004 and a prepayment of $13.1 million as of December 31, 2003.

Other

During the third quarter of 2004, the Company sold its minority investment in a small document management technology company that it invested in several years ago and recorded a pre-tax gain of approximately $3.5 million related to the sale. This gain was substantially offset by an increase in litigation expense accruals on an outstanding legal action that is unrelated to the litigation addressed in Note 13 and costs related to the closure of certain operating facilities during the quarter.

5. Other Operating Charges

During the year ended December 31, 2003, the Company recorded other operating charges of $30.9 million ($19.1 million net of taxes) as a result of the realignment of our technology infrastructure and operations following the divestiture of our CPCS business, the transition to our new data center, the consolidation of certain public records and WorkPlace Solutions operations, and the re-engineering of certain of our direct marketing businesses. The Company recorded other operating charges of $4.0 million, $2.5 million net of tax, in the third quarter of 2003 and $23.8 million, $14.7 million net of tax for the nine months ended September 30, 2003. This charge for the nine months ended September 30, 2003 included asset impairments of $12.9 million primarily related to the write-down of equipment and other long-lived assets at closed facilities or abandoned technology in the realignment and re-engineering, the write down of acquisition intangibles related to abandoned products and customer relationships of $2.6 million, $3.7 million in severance and termination benefits, and $4.6 million of abandoned lease commitments (net of estimated sublease income where applicable) and other contractual commitments that are expected to be satisfied at various dates through August 2008. No other operating charges were incurred in 2004. As of September 30, 2004, $2.9 million was accrued for the remaining obligations related to these charges.

The long-lived assets were deemed to be impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as events or changes in circumstances indicated that the carrying amounts of the assets were not recoverable. Where applicable, the write-downs were based on an analysis of estimated future cash flows related to the assets. A breakdown of these impairments by segment for the nine months ended September 30, 2003 is as follows:

	Insurance	Business	Marketing
(In millions)	Services	Services	Services	Other	Total
Asset Impairments	$1.1	$7.4	$0.8	$3.6	$12.9
Write-down of acquisition intangibles	0.3	0.6	1.7	—	2.6

6. Debt and Other Financing

On May 10, 2002, ChoicePoint entered into a $325 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of May 2005 and bears interest at variable rates based on LIBOR plus an applicable margin. The Credit Facility contains covenants customary for facilities of this type. The Company also has two lines of credit available for short-term borrowings with two banks. There were no borrowings outstanding under the Credit Facility or the lines of credit at September 30, 2004. There was $2.0 million of other long-term debt outstanding at September 30, 2004. Other short-term borrowings at September 30, 2004 represent the amount outstanding under the receivables facility agreement discussed below.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2005. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $70.0 million at September 30, 2004 and $50.0 million at December 31, 2003.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the second quarter of 2003, the Company modified its $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at September 30, 2004 and the Company would have recorded additional depreciation expense of approximately $1.7 million ($1.0 million after tax) related to the synthetic leases for the first nine months of 2004.

At September 30, 2004, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. The Swap Agreements have a total notional amount of $67 million and mature in August 2007. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $3.2 million as of September 30, 2004, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the nine months ended September 30, 2004 or 2003. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

7. Earnings Per Share and Stock Options

The Company has computed basic and diluted EPS using the treasury stock method. For the three months and nine months ended September 30, 2004 and 2003, options outstanding to purchase approximately 730,000 and 2.6 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common shares during the applicable quarter.

On April 29, 2003, the shareholders of the Company approved the ChoicePoint Inc. 2003 Omnibus Incentive Plan (“the Omnibus Plan”). The plan provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. A variety of discretionary awards for employees and non-employee directors are authorized under the Omnibus Plan, including incentive or non-qualified stock options, restricted stock and deferred stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of certain performance goals as determined by the plan administrator. Option prices are generally set at the closing fair market price as of the night before the date of grant and options terms do not exceed ten years. During the first nine months of 2004, stock options to purchase approximately 1.3 million shares of ChoicePoint common stock were granted under the Omnibus Plan. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share information)	2004	2003	2004	2003
Net income, as reported	$39,153	$29,055	$108,738	$115,083
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(2,344)	(4,009)	(5,141)	(10,346)

Pro forma net income	$36,809	$25,046	$103,597	$104,737

Basic EPS– as reported	$0.45	$0.34	$1.25	$1.34
Basic EPS – pro forma	$0.42	$0.29	$1.19	$1.22
Diluted EPS – as reported	$0.43	$0.32	$1.19	$1.28
Diluted EPS – pro forma	$0.40	$0.28	$1.14	$1.18

8. Comprehensive Income

Total comprehensive income for the three months and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Net income	$39,153	$29,055	$108,738	$115,083
Change in fair value of derivatives, net of deferred taxes	(331)	762	725	(367)
Other	(2)	(1)	(14)	29

Comprehensive income	$38,820	$29,816	$109,449	$114,745

9. Acquisitions & Divestitures

During the nine months ended September 30, 2004, the Company acquired either the stock or assets of the following companies: the Templar Corporation, a provider of advanced and secure information technology solutions based in Alexandria, Virginia; iMapData.com, Inc., an information and analytics company with powerful data visualization capabilities, based in Tysons Corner, Virginia; Superior Information Services, LLC, located in Trenton, New Jersey and Service Abstract Corp., located in Nanuet, New York, both of which are providers of public records information including liens and judgments in the Northeast U.S.; Charles Jones, LLC, a leading supplier of New Jersey title and property lien searches, located in Trenton, New Jersey; ADREM Profiles, Inc., Government Business Services, LLC and Advance Information Resources Corporation, public records research companies located in Tampa, Florida; Investigation Technologies, LLC, d/b/a/ Rapsheets, an electronic criminal records provider, located in Memphis, Tennessee; and AIG Technologies, Inc., a software and software maintenance provider located in Livingston, New Jersey. These acquisitions extend ChoicePoint’s current product and service offerings in the Insurance Services, Government Services and Business Services segments. The results of operations from the dates of acquisition for these companies are included in the Consolidated Statements of Income. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $213.6 million in cash. One of these acquisitions is subject to a potential additional earnout ending December 2004 if certain financial targets are met. As of September 30, 2004, no additional earnout had been paid. Goodwill of $76.8 million was allocated to Business Services, $68.0 million to Government Services, and $2.6 million to Insurance Services for the aforementioned acquisitions, of which approximately $80.0 million is fully deductible for tax purposes. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements. As of September 30, 2004, ChoicePoint has approximately $2.9 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to these and prior acquisitions.

Subsequent to September 30, 2004, the Company acquired InsurQuote, Inc., a leading provider of insurance rating solutions to the property and casualty carrier markets located in Orem, Utah. The pro forma effect of this acquisition is not material to the consolidated financial statements. The Company is currently in the process of allocating the purchase price related to this acquisition that will be included in our Insurance Services segment.

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

A summary of the change in goodwill during the nine months ended September 30, 2004, is as follows:

	December 31,	Acquisitions &	September 30,
(In thousands)	2003	Adjustments	2004
Insurance Services	$48,036	$2,552	$50,588
Business Services	397,298	76,819	474,117
Government Services	9,084	68,014	77,098
Marketing Services	190,754	151	190,905

Total	$645,172	$147,536	$792,708

As of September 30, 2004 and December 31, 2003, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of September 30, 2004			As of December 31, 2003
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$52,465	$(13,731)	$38,734	$36,918	$(7,288)	$29,630
Purchased data files	34,249	(2,154)	32,095	2,107	(945)	1,162
Software	14,650	(10,021)	4,629	15,050	(11,210)	3,840
Non-compete agreements	15,007	(3,889)	11,118	10,141	(2,471)	7,670
Trademarks/tradenames	10,600	—	10,600	3,500	—	3,500
Other intangible assets	9,712	(7,771)	1,941	8,687	(7,408)	1,279

Total	$136,683	$(37,566)	$99,117	$76,403	$(29,322)	$47,081

The Company recorded amortization expense related to these other acquisition intangibles excluding trademarks/tradenames for the nine months ended September 30 of $11.3 million for 2004 compared to $7.1 million for the comparable period of 2003. Estimated full-year amortization expense for the next five years is $16.0 million for 2004, $20.9 million for 2005, $18.3 million for 2006, $11.2 million for 2007 and $8.4 million for 2008. During the nine months ended September 30, 2004, the Company acquired the following intangible assets based upon the preliminary allocations:

(In thousands)	Amount	Amortization Period
Customer relationships	$15,547	two to five years
Trademarks/Tradenames	7,100	indefinite life asset
Other intangible assets	1,025	three years
Purchased data files	32,140	three to twenty years
Software	2,600	one to four years
Non-compete agreements	4,916	four to seven years

Total	$63,328

11. Segment Disclosures

ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Business Services, Government Services and Marketing Services, which constitute our four reportable segments. See Note 1 for a description of each service group. Substantially all of the Company’s operations are located in the United States and no customer represents more than 10% of total revenue. Revenues and operating income for the three months and nine months ended September 30, 2004 and 2003 for the four segments and laser technology patents held by the Company (“Royalty”) are presented below.

	Three months ended		Three months ended
	September 30, 2004		September 30, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$90,880	$50,714	$78,100	$43,998
Business Services	94,041	21,084	72,069	15,694
Government Services	21,590	4,726	15,011	2,958
Marketing Services
Service revenue	23,585	4,583	22,631	3,580
Reimbursable expenses(a)	6,149	—	12,402	—

Total Marketing Services	29,734	4,583	35,033	3,580
Royalty	1,370	798	1,305	416
Corporate and shared(b)	—	(17,869)	—	(14,850)
Other operating charges	—	—	—	(4,022)

Totals from operations	$237,615	$64,036	$201,518	$47,774

	Nine months ended		Nine months ended
	September 30, 2004		September 30, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$265,736	$146,375	$232,156	$130,798
Business Services	257,529	52,493	204,942	42,187
Government Services	62,861	16,115	46,925	10,621
Marketing Services
Service revenue	69,620	13,278	73,880	17,862
Reimbursable expenses(a)	26,700	—	33,816	—

Total Marketing Services	96,320	13,278	107,696	17,862
Royalty	3,805	1,663	3,997	1,688
Corporate and shared(b)	—	(52,126)	—	(45,077)
Other operating charges	—	—	—	(23,839)

Totals from operations	$686,251	$177,798	$595,716	$134,240

Assets
	September 30,	December 31,
(In thousands)	2004	2003
Insurance Services	$181,789	$174,909
Business Services	665,700	530,861
Government Services	129,594	43,578
Marketing Services	230,844	216,371
Royalty	1,130	4,317
Unallocated & Other(c)	31,825	51,248

Total	$1,240,882	$1,021,284

Depreciation & Amortization
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Insurance Services	$2,153	$2,304	$6,027	$7,238
Business Services	6,987	4,902	18,578	14,723
Government Services	2,970	2,085	8,204	6,180
Marketing Services	1,706	2,084	5,177	6,393
Royalty	407	424	1,220	1,272
Unallocated & Other(c)	2,349	1,568	6,527	4,089

Continuing Operations	16,572	13,367	45,733	39,895
CPCS	—	—	—	159

Total	$16,572	$13,367	$45,733	$40,054

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(c)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

12. Employee Benefits

As a result of the spinoff from Equifax Inc. in 1997, the Company agreed to provide certain retiree health care and life insurance benefits for a defined group of eligible employees. No additional members have been added to this group since the spinoff. Heath care and life insurance benefits are provided through a trust. These postretirement benefit plans are unfunded; however, the Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of each employee, net of the estimated amount of participant contributions. The following table presents the components of the net periodic benefit costs related to these plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Service cost	$25	$13	$75	$38
Interest cost on accumulated benefit obligation	450	527	1,351	1,581
Amortization of prior service cost	(94)	(131)	(282)	(451)
Amortization of losses	—	(15)	—	(57)
Curtailment gain	—	—	—	(1,020)

Net periodic postretirement benefit cost	$381	$394	$1,144	$91

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

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint stock. As of September 30, 2004 and December 31, 2003, the Company has recorded a liability of $17.6 million and $17.7 million, respectively which is included in other long-term liabilities in the Consolidated Balance Sheets.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Total Revenue	$237,615	$201,518	18%	$686,251	$595,716	15%
Reimbursable expenses per EITF 01-14	6,149	12,402		26,700	33,816

Service revenue	$231,466	$189,116	22%	$659,551	$561,900	17%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under EITF 01-14 (see Note 4 to the Consolidated Financial Statements). The Company uses the core revenue metric to measure its continuing operations without the effect of reimbursable expenses. Management also uses core revenue to assess and manage its on-going businesses and to determine operational incentive awards.

In the third quarter of 2004, total revenue increased 18% over the third quarter of 2003 compared to 7% growth in the third quarter of 2003 over the third quarter of 2002. For the first nine months of 2004, total revenue increased 15% over the same period in 2003 primarily from unit growth in our Insurance Services segment and our Business Services’ vital records and background screening businesses. This growth was offset slightly by difficult year over year comparisons from 2003 due to our Marketing Services businesses and strong 2003 homeland security revenues. Third quarter consolidated internal revenue, which represents core revenue less incremental revenue from acquisitions, increased 9.7% for 2004 over 2003 (excluding $24.0 million of incremental acquisition revenue) and declined 1.2% for the third quarter of 2003 compared to 2002 (excluding $12.7 million of incremental acquisition revenue). For the first nine months, consolidated internal revenue growth was 7.9% for 2004 (excluding $53.1 million of incremental acquisition revenue) and 2.9% for 2003 (excluding $38.3 million of incremental acquisition revenue).

Operating Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Operating Income	$64,036	$47,774	34%	$177,798	$134,240	32%
Operating Income as a percentage of service revenue	27.7%	25.3%		27.0%	23.9%
Operating Income as a percentage of total revenue	26.9%	23.7%		25.9%	22.5%

The Company’s operating income for the third quarter of 2004 was $64.0 million, an increase of $16.3 million, or 34% from $47.8 million in the comparable period of 2003, primarily impacted by the increased revenues discussed above and a $4.0 million other operating charge recorded in 2003 ($23.8 million for the nine months ended September 30, 2003). This charge related to the consolidation of some of our operations to better streamline customer service and operating performance, the re-engineering of our direct marketing business and the realignment of our technology infrastructure and operations following the divestiture of our CPCS business and transition to our new data center. See Note 5 to the Consolidated Financial Statements for further discussion of these charges. Corporate costs included in selling, general and administrative expenses increased $3.0 million in the third quarter of 2004 compared to the same period of 2003, primarily related to a $2.0 million increase in compensation expense related to our employee stock plans, additional costs for Sarbanes-Oxley related compliance and audit expense and an increase in litigation accruals on an outstanding legal action that is unrelated to the litigation in Note 13 to the Consolidated Financial Statementswhich were partially offset by a $3.5 million pre-tax gain on the sale of a minority investment.

Operating income in Insurance Services, Business Services and Government Services all improved due to increased revenues and operating income generated by our new acquisitions offset slightly by higher occupancy costs, acquisition integration costs and our investments in people, products and market initiative costs to further grow the business. Marketing Services operating income and margins increased from prior year due to increased revenues and the impact of cost controls initiated in prior quarters. In Marketing Services, we continue to see stabilizing revenue trends, and operating margins have improved sequentially over the past four quarters.

For the nine months ended September 30, operating income was $177.8 million in 2004, an increase of $43.6 million from $134.2 million in 2003 due to the increased revenue discussed above, the Company’s continued focus on cost controls, and the aforementioned $23.8 million of other operating charges in 2003. Operating income in Insurance Services, Business Services and Government Services improved due to increased revenues and operating income generated by our new acquisitions offset slightly by higher occupancy costs, our investments in people, products and market initiative costs to further grow the business and the decline in homeland security revenues in our Government Services segment. Marketing Services operating margins declined from the prior year due to the difficult year over year revenue comparables from 2003. Without the revenue and related operating income decline in our Marketing Services segment ($4.6 million decline in operating income from 2003) and the aforementioned $23.8 million of 2003 other operating charges, we would have realized a 15%, or $24.3 million, improvement in operating income before other operating charges from the first nine months of 2003. The Company has excluded the decline in Marketing Services to establish a baseline to determine its year over year growth exclusive of this decline from 2003 that is not anticipated to repeat. The Company also excludes these other operating charges in its assessments of segment operating results and in determining operational incentive awards, and the following segment operating income discussions exclude these charges.

Interest Expense

Interest expense was $885,000 for the third quarter of 2004, compared with $608,000 in 2003 due to slightly higher average debt outstanding and interest rates. For the nine months ended September 30, 2004, interest expense was $2.2 million, a decrease of $200,000 from $2.4 million in the first nine months of 2003 due to lower average debt outstanding and lower interest rates.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.0% for the third quarter ended September 30, 2004, and 38.1% for the nine months ended 2004, a decrease from 38.4% for the same periods in 2003.

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

Segment Information

The following table provides additional details of revenues from products and services (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the Consolidated Statements of Income:

	Three months ended		Three months ended
	September 30, 2004		September 30, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$90,880	$50,714	$78,100	$43,998
Business Services	94,041	21,084	72,069	15,694
Government Services	21,590	4,726	15,011	2,958
Marketing Services
Service revenue	23,585	4,583	22,631	3,580
Reimbursable expenses(a)	6,149	—	12,402	—

Total Marketing Services	29,734	4,583	35,033	3,580
Royalty	1,370	798	1,305	416
Corporate and shared(b)	—	(17,869)	—	(14,850)
Other operating charges	—	—	—	(4,022)

Totals from operations	$237,615	$64,036	$201,518	$47,774

	Nine months ended		Nine months ended
	September 30, 2004		September 30, 2003
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$265,736	$146,375	$232,156	$130,798
Business Services	257,529	52,493	204,942	42,187
Government Services	62,861	16,115	46,925	10,621
Marketing Services
Service revenue	69,620	13,278	73,880	17,862
Reimbursable expenses(a)	26,700	—	33,816	—

Total Marketing Services	96,320	13,278	107,696	17,862
Royalty	3,805	1,663	3,997	1,688
Corporate and shared(b)	—	(52,126)	—	(45,077)
Other operating charges(c)	—	—	—	(23,839)

Totals from operations	$686,251	$177,798	$595,716	$134,240

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(c)	During the nine months ended September 30, 2003, the Company recorded other operating charges of $23.8 million ($14.7 million net of taxes) as a result of the realignment of our technology infrastructure and operations following the divestiture of our CPCS business, the transition to our new data center, the consolidation of certain public records and WorkPlace Solutions operations, and the re-engineering of certain of our direct marketing businesses. This charge included asset impairments of $12.9 million primarily related to closed facilities or abandoned technology in the realignment and re-engineering, the write-down of acquisition intangibles related to abandoned products and customer relationships of $2.6 million, $3.7 million in severance and termination benefits, and $4.6 million of abandoned lease commitments (net of estimated sublease income where applicable) and other contractual commitments that are expected to be satisfied at various dates through August 2008.

In the third quarter of 2004, Insurance Services continued its historically strong performance, contributing revenue of $90.9 million, up 16%, or $12.8 million, from $78.1 million in the third quarter of 2003. For the first nine months of 2004, Insurance Services revenue grew 15% or $33.6 million, to $265.7 million from $232.2 million in the same prior year period. Internal revenue growth from the third quarter of 2003 to the third quarter of 2004 of 14.8% excludes $1.2 million of incremental acquisition revenue. For the first nine months of 2004, internal revenue growth excluding $3.8 million of incremental acquisition revenue was 12.8%, led by strong unit growth in our core C.L.U.E.® Auto and Property and credit products, the continued ramp up of key new products such as Current Carrier® and our MVR activity files and new development and outsourcing revenues at Insurity.

Business Services’ revenue for the third quarter of 2004 increased $22.0 million, or 30%, to $94.0 million from $72.1 million in the third quarter of 2003. For the nine months ended September 30, 2004, Business Services’ revenue was $257.5 million, up 26% or $52.6 million, from $204.9 million in the same period of the prior year. This growth was driven primarily by strong top line contributions from our vital records, tenant screening and background screening products, growing market share and generating unit growth and offsetting weaker trends in our drug testing administration and online public records businesses. This growth was also driven by our 2004 acquisitions including Superior Information Services, LLC, Service Abstract Corp., Charles Jones, LLC and ADREM Profiles, Inc. Excluding revenue from acquisitions completed in 2004 and the first nine months of 2003 of $16.1 million, internal revenue for Business Services increased 8.1% for the third quarter of 2004 over the comparable period of 2003. Excluding incremental acquisition revenue of $31.9 million, internal revenue grew 10.1% for the first nine months of 2004 over the comparable periods in 2003.

Government Services’ revenue for the third quarter of 2004 increased $6.6 million, or 44%, to $21.6 million from $15.0 million in the third quarter of 2003. For the nine months ended September 30, 2004, Government Services’ revenue was $62.9 million, up 34% or $15.9 million, from $46.9 million in the same period of the prior year. This growth was driven by our acquisitions of The Templar Corporation and iMapData.com, Inc. in the first quarter of 2004. Excluding acquisition revenue of $6.7 million, internal revenue for Government Services declined 0.8% for the third quarter of 2004 over the comparable period in 2003 due primarily to a reduction in batch and project-oriented public records work and delay in project work at our more government-funding dependent Bode laboratories. Internal revenue for Government Services, excluding $17.3 million of revenue from acquisitions, declined 3% for the first nine months over the comparable period in 2003 due to a decrease in homeland security revenues.

Marketing Services’ service revenue and internal growth turned positive in the third quarter, increasing $1.0 million, or 4%, to $23.6 million in 2004 from $22.6 million in 2003. For the nine months ended September 30, 2004, Marketing Services’ revenue was $69.6 million, down 6% or $4.3 million, from $73.9 million in the same period of the prior year. As indicated by the third quarter results, we have seen revenue continue to stabilize. Marketing Services’ total revenue for the third quarter of 2004 decreased $5.3 million, or 15%, to $29.7 million from $35.0 million in the third quarter of 2003. For the nine months ended September 30, 2004 total revenue decreased to $96.3 million, or 11%, from $107.7 million for the same period in 2003.

Third quarter royalty revenue from laser technology patents held by the Company increased to $1.4 million in 2004 from $1.3 million in 2003. The remaining patents underlying this revenue expire between November 2004 and May 2005.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We currently estimate 2004 capital expenditures will be approximately $65 million. However, any material variance of our operating results from our projections or investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing. The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future.

There were no net borrowings under the Company’s $325 million unsecured revolving credit facility at September 30, 2004 or December 31, 2003. This facility expires in May 2005. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $70.0 million at September 30, 2004 and $50.0 million at December 31, 2003. At September 30, 2004, we had approximately $355 million of available capacity under these facilities.

Off-Balance Sheet Items

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. In 2001, the Company entered into another synthetic lease agreement for up to $48 million, as amended, to finance the construction of its data center facility that was completed in the third quarter of 2003. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the property, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the third quarter of 2003, we modified our $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $67.3 million at September 30, 2004, and the Company would have recorded additional depreciation expense of approximately $1.7 million ($1.0 million after tax) related to the synthetic leases for the nine months ended September 30, 2004.

Contractual obligations and the related future payments at September 30, 2004

	Payments Due by Period
		Less than			More than 5
(In thousands)	Total	1 year	1-3 years	3-5 years	years
Debt	$71,970	$70,140	$460	$345	$1,025
Capital lease obligations	64	39	25	—	—
Operating leases and other commitments	62,471	17,560	24,025	9,266	11,620

Total contractual cash obligations	$134,505	$87,739	$24,510	$9,611	$12,645

*	Excludes a $3.2 million liability related to the fair market valuation of our interest rate swaps discussed below.

Derivatives

Derivative financial instruments at September 30, 2004 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases. At September 30, 2004, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.9%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2004, the fair value of the outstanding interest rate swap agreements was a liability of $3.2 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).

Summary of Cash Activities

Net cash provided by operating activities was $177.1 million for the nine months ended September 30, 2004 and $136.5 million for the comparable period of 2003. The increase in net cash provided by operating activities of $40.6 million was driven primarily by increased income from operations, increased net deferred income taxes, estimated income taxes and increases in accounts payable and other current liabilities due to timing of payments.

Net cash used in investing activities for the nine months ended September 30 includes $200.8 million in 2004 and $74.6 million in 2003 for acquisitions to further capitalize on investment opportunities to build our business model, to expand our offerings to new markets and to develop new products. In 2003, the cash used for investing in acquisitions was offset by $87.0 million of cash proceeds from the sale of CPCS.

The Company provided net cash by financing activities of $37.5 million during the nine months ended September 30, 2004 to fund the aforementioned acquisitions. During the comparable period of 2003, the Company used $110.3 million to pay down debt incurred to fund 2003 and prior acquisitions.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of September 30, 2004, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as these estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: On January 1, 2002, ChoicePoint adopted SFAS No. 142. ChoicePoint is required to assess goodwill and other indefinite life assets for impairment on at least an annual basis (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2003. No impairment charge was recorded as a result of this review based on estimated future cash flows as compared to the current book value of long-lived assets and no circumstances occurred between October 31, 2003 and September 30, 2004 that would have made the Company complete an additional review. If the Company had assumed a 10% reduction in its estimated annual cash flows in its 2003 review, it would have recorded an impairment of less than $3 million.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements and tangible long-lived assets, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management uses measurable operating performance criteria as well as qualitative measures to determine whether an indicator of impairment exists. If an indicator of impairment exists, the Company reviews and reevaluates the assumptions used, which are primarily identified from the Company’s budget and longer-term strategic plan, for assessing the recoverability of its long-lived tangible and intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for property, equipment, data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No 144. Amortization of capitalized software costs for the nine months ended September 30 amounted to approximately $11.6 million in 2004 and $10.2 million in 2003.

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

Revenue recognition: Certain of the Company’s revenues are accounted for under the percentage of completion method and some of its software revenues are allocated to each element of a transaction based upon its fair value as determined by vendor specific objective evidence. The Company estimates the percentage of completion on contracts and determines the software revenue allocation method based on assumptions and estimates that require judgment. Changes in estimates to complete and revisions to the fair value used in the allocation of software revenue elements could result in a change in the timing of revenue recognition. Management believes its method and related assumptions, which have been consistently applied, to be reasonable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of September 30, 2004. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

As of September 30, 2004, there were no borrowings outstanding under the Credit Facility or two lines of credit and $70.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At September 30, 2004, the Company’s interest rate was approximately 2.3% under the Receivables Facility. At September 30, 2004, $67.3 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at September 30, 2004. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at September 30, 2004, a one percent change in interest rates would result in a change in annual pretax expense of approximately $1.3 million based on the Company’s current level of borrowing. As noted above, as of September 30, 2004, $67.0 million of the $67.3 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the nine months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

CHOICEPOINT INC. (Registrant)
November 8, 2004	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and
Chief Executive Officer (Duly Authorized Officer)

November 8, 2004	/s/ Steven W. Surbaugh
Date	Steven W. Surbaugh, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).
4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).
4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).
4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).
4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).
31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.