Form 10-K
period 2004-12-31
CHOICEPOINT INC
filed 2005-03-16
CIK 1040596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004: $3,985,791,120 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 89,967,399 shares of Common Stock, par value $.10 per share, outstanding as of February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of ChoicePoint Inc.’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.
      Portions of ChoicePoint Inc.’s Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein by reference in Parts II and IV.

		Page

Part I		3
Item 1.	Business	3
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item X	Executive Officers of the Registrant	13

Part II		14
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	20
Item 9A.	Controls and Procedures	20
Item 9B.	Other Information	21

Part III		21
Item 10.	Directors and Executive Officers of the Registrant	21
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions	22
Item 14.	Principal Accountant Fees and Services	22

Part IV		22
Item 15.	Exhibits and Financial Statement Schedule	22
Signatures		27
EX-4.2 AMENDMENT NO.1 TO THE RIGHTS AGREEMENT
EX-10.14 ADDENDUM TO THE CHOICEPOINT INC. 2003 OMNIBUS INCENTIVE PLAN
EX-10.20 REVOLVING CREDIT AGREEMENT
EX-10.21 FIRST AMEDMENT TO THE REVOLVING CREDIT AGREEMENT
EX-10.23 FIRST AMENDMENT TO THE MASTER AGREEMENT
EX-10.24 SECOND AMENDMENT TO THE MASTER AGREEMENT
EX-10.26 FOURTH AMENDMENT TO THE MASTER AGREEMENT
EX-10.29 FIRST AMENDMENT TO THE GEORGIA LEASE SUPPLEMENT
EX-10.30 SECOND AMENDMENT TO THE GEORGIA LEASE SUPPLEMENT
EX-10.34 FIRST AMENDMENT TO AMENDED AND RESTATED MASTER AGREEMENT
EX-13 THE COMPANY'S 2004 ANNUAL REPORT TO SHAREHOLDERS
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 CERTIFICATION OF DEREK V. SMITH, CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF STEVEN W. SURBAUGH, CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATION OF DEREK V. SMITH, CHIEF EXECUTIVE OFFICER
EX-32.2 CERTIFICATION OF STEVEN W. SURBAUGH, CHIEF FINANCIAL OFFICER
EX-99.1 INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE
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
General
      ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), was incorporated in 1997. Over the past seven years, ChoicePoint has transformed from a predominately manually-driven and insurance customer-focused asset base into the diversified, technology driven, data intensive business it is today. Given the unique data, analytical and distribution capabilities, ChoicePoint is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and consumers, ChoicePoint works to create a safer and more secure society through the responsible use of information.
      Based on market share, ChoicePoint is a leading provider of risk management and fraud prevention information and related technology solutions to the insurance industry. The Company also offers risk management and fraud prevention solutions to organizations in other industries. The Company operates its business through four primary service groups: Insurance Services, Business Services, Government Services and Marketing Services.
      The Insurance Services group provides information products and services used in the underwriting and claims processes by property and casualty (“P&C”) insurers. Insurance Services’ major offerings to the personal lines P&C market include claims history data, motor vehicle records (“MVR”), accident report records, credit information and modeling services. For the commercial insurance market, ChoicePoint provides customized policy rating and issuance software and business outsourcing services. The Company also provided property inspections and audits to the commercial insurance market until the sale of this business in February 2003.
      The Business Services group provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses, and consumers. Major offerings include pre-employment background screenings and drug testing administration services, public filing searches, vital record services, tenant screening services, credential verification, due diligence information, Uniform Commercial Code searches and filings, authentication services, mortgage fraud credentialing services and people and shareholder locator information services. ChoicePoint announced on March 4, 2005 that the Company will discontinue the sale of certain information services that contain sensitive consumer data, including social security and driver’s license numbers, except 1) where there is a specific consumer driven transaction or benefit, 2) where authentication or fraud prevention tools are provided to large accredited corporate customers with existing consumer relationships or 3) where the services support federal, state or local government and criminal justice purposes. These changes will have an impact on the scope of services offered to some customers through our Business Services group and the availability of information services in certain market segments, particularly small businesses. These changes are being made in response to the matters discussed under the caption “Illegal Data Access” in this Item 1 of this report.
      Industry leading data, analytic and platform tools enable the Government Services group to provide information products and services to federal, state and local governmental and law enforcement agencies. Major offerings include DNA identification services, background screenings and drug testing administration services, public filing searches, credential verification, authentication services, data visualization, analytics and data integration services. Subsequent to December 31, 2004 and as a result of the Company’s acquisition of i2 Limited, a Cambridge, UK-based provider of visual investigative and link analysis software, ChoicePoint expanded its offerings of non-data related services into international markets.
      The Marketing Services group provides direct marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full complement of products including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.

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
      In March 2004, ChoicePoint acquired iMapData.com, Inc., an information and analytics company with data visualization capabilities.
      In April, 2004 ChoicePoint acquired the assets of ADREM Profiles, Inc., Government Business Services, L.L.C. and Advanced Information Resources, providers of pre-employment screening services, the assets of Service Abstract Corp., a provider of public filings information on liens and judgments, the assets of Superior Information Services, LLC, a provider of public filings information for bankruptcies, civil judgments and federal and state tax liens and the assets of Charles Jones, LLC, a supplier of title and property lien searches.
      In May 2004, the Company purchased the assets of Investigation Technologies, LLC, doing business as Rapsheets, which provides computerized criminal records.
      In August, 2004, ChoicePoint acquired certain assets of AIG Technologies, Inc., a software and software maintenance provider.
      In October 2004, the Company acquired InsurQuote, Inc., a leading provider of insurance rating solutions to the property and casualty carrier markets.
      In December 2004, the Company acquired Priority Data Systems, Inc., which develops comparative rating software solutions to the independent insurance agency market, and the assets of USAHire, LLC, an applicant screening software provider.
      In January 2005, ChoicePoint acquired i2 Limited, a provider of visual investigative and link analysis software for intelligence, law enforcement, military and large commercial applications.
      In February 2003, the Company sold its CP Commercial Specialists (“CPCS”) division, a provider of property inspections and audits to the commercial insurance market.

Products and Customers
      As indicated above, the Company operates through four primary service groups: Insurance Services, Business Services, Government Services and Marketing Services. The Company’s business is not materially seasonal. The following table reflects the revenue generated by each of ChoicePoint’s four primary service groups, and from the royalty and divested and discontinued product lines, from 2002 through 2004 and the percentage contribution by each group to ChoicePoint’s revenue for each such year. The royalty revenue is generated from laser technology patents held by the Company. Certain patents underlying this revenue expired in November 2004 and the remaining patent will expire in May 2005, at which time royalty revenue from these patents will cease. Due to changes in accounting rules in 2002, CPCS is reported as discontinued operations and its revenues are excluded from the amounts below.
Historical Revenue by Service Group

	December 31, 2004		December 31, 2003		December 31, 2002

	Amount	%	Amount	%	Amount	%

Insurance Services	$352,725	40%	$309,124	41%	$270,282	39%
Business Services(1)	349,881	40	276,148	37	239,363	35
Government Services	83,934	9	63,335	8	69,398	10
Marketing Services	93,389	11	96,642	13	105,833	15
Royalty	4,504	—	5,102	1	5,855	1
Divested and discontinued	—	—	—	—	72	—

Service revenue	884,433	100%	750,351	100%	690,803	100%
Reimbursable expenses	34,280		45,395		38,520

Total revenue	$918,713		$795,746		$729,323

(1)	As announced on March 4, 2005, the Company will discontinue the sale of certain services offered by its Business Services group.
      Insurance Services. ChoicePoint provides underwriting information to property and casualty insurance companies in the United States. Personal lines property and casualty insurance services include underwriting and claims information, such as motor vehicle reports, accident report records, the Company’s Comprehensive Loss Underwriting Exchange (“C.L.U.E.®”) and Current Carrier® database services, vehicle registration services, credit reports, modeling services, ChoicePointLink® (insurance agent software), and driver’s license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters) which enables them to underwrite in the auto and home insurance markets. Current Carrier is a proprietary database comprised of information regarding current and previous insurance coverage and possible lapses in auto and property coverage. ChoicePoint’s proprietary ChoicePoint Rulestm system automates customer-specific decision making criteria to provide property and casualty insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using system-to-system and Internet communications. ChoicePoint also provides modeling services to the personal lines property and casualty market and development of high-end customized application rating and issuance software for commercial customers. The Company also offers customized policy rating, issuance and administration software and related business outsourcing services to the commercial insurance market. Until the sale of the CPCS group in February 2003, ChoicePoint provided other services to the commercial property and casualty insurance market, which included commercial inspections for underwriting purposes and workers compensation audits of commercial properties.
      Business Services. In addition to serving the property and casualty insurance markets, ChoicePoint provides information products and services to Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including: (1) pre-employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches; (2) comprehensive drug screening program management and administration and due diligence and credential verification services to legal and professional service providers; (3) tenant screening services; (4) volunteer screening services; (5) authentication services and (6) mortgage credentialing services. The Company provides online and on-demand searches and filings of public records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, regulatory compliance services, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure. The Company also provides services that facilitate ordering certified vital records such as birth, death, marriage and divorce certificates. ChoicePoint announced on March 4, 2005 that the Company will discontinue the sale of information services that contain sensitive consumer data, including social security and driver’s license numbers, except 1) where there is a specific consumer driven transaction or benefit, 2) where authentication or fraud prevention tools are provided to large accredited corporate customers with existing consumer relationships or 3) where the services support federal, state or local government and criminal justice purposes. These changes will have an impact on the scope of services offered to some customers through our Business Services group and the availability of information services in certain market segments, particularly small businesses. These changes are being made in response to the matters discussed under the caption “Illegal Data Access” in this Item 1 of this report.
      Government Services. The Company also provides enhanced information services to government agencies, such as uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, assisting with homeland security initiatives and providing information to certain Medicare and Medicaid providers and provider applicants to assist in identifying and reducing health care fraud, DNA identification services, background screenings and drug testing administration services, public filing searches, credential verification, authentication services and data visualization and analytics services.
      Marketing Services. ChoicePoint also provides direct marketing and database marketing services to Fortune 1000 corporations, insurance companies and financial institutions. Marketing Services offers a full complement of products including data, analytics, teleservices, database and campaign management services, as well as Web and fulfillment services.
      For additional information regarding these service groups, see Note 11 to the Consolidated Financial Statements incorporated by reference into this report.
      Customers. ChoicePoint’s customer base includes substantially all domestic insurance companies, many Fortune 1000 corporations, non-profit organizations, small businesses, financial institutions, consumers and certain local, state and federal government agencies. The Company has more than 50,000 customers, none of which represented more than 10% of the Company’s total revenue in 2004.
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
Competition
      The Company operates in a number of geographic and product and service markets, which are highly competitive. In the Insurance Services market, ChoicePoint’s property and casualty competitors include Trans Union Corporation, Fair Isaac & Company, Inc., American Insurance Services Group, a unit of Insurance Services Office, Inc., Metropolitan Reporting Bureau, Explorer Information Services and Insurance Information Exchange, L.L.C., a unit of Insurance Services Office, Inc., while the Company’s competitors in the commercial insurance market are Computer Sciences Corporation, CGI Group Inc. and Fiserv, Inc. In

the Government Services market, ChoicePoint’s competitors in the automated public filings market currently include the Lexis-Nexis service of Reed Elsevier PLC, First Data Corporation, InsightAmerica, Inc., The First American Corporation, Merlin Information Services, LocatePLUS Holdings Corporation and infoUSA Inc. For link analysis services, its competitors are Visual Analytics Inc., Knowledge Computing Corporation and Xanalys Corporation and for DNA identification services, the Company competes with Orchid BioSciences, Inc. and Myriad Genetics Inc. In the Business Services market, the Company’s competitors in the pre-employment screening and drug testing services market include Kroll Inc., a wholly owned subsidiary of Marsh McLennan Companies, Inc., various security companies and clinical laboratories, including pre-screening services of Automatic Data Processing, Inc., First Advantage Corporation, Total Information Services, a subsidiary of US Investigations Services, Inc., and Laboratory Corporation of America Holdings and for tenant screening services, its competitors are First Advantage Corporation and RentPort, Inc. The Company’s competitors in the vital records market include USAVital.com, a subsidiary of Backgrounds USA, NationalBirthCertificate.com, Mantech International Corporation, Genesis Systems, Inc. and QS Technologies, Inc. and in the permit services market the primary competitors are Comdata Transportation Services, a division of Ceridian Corporation and Xero-Fax, Inc. Its competitors in database marketing services offerings include Acxiom Corporation, Knowledge Base Inc. and Harte-Hanks Communications, Inc. With respect to its offerings of consumer benefit services such as those provided by its subsidiary, EquiSearch Services Inc. (“EquiSearch”), the Company competes with Keane Tracers, Inc. and Georgeson Communications Corporation. In each of its markets, the Company competes on the basis of responsiveness to customer needs, price and the quality and range of products and services offered.
Sources of Supply
      ChoicePoint’s operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public filings, federal, state and other governmental authorities, other information companies and online search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, if material changes in state or federal laws regulating or prohibiting the distribution of certain data or public filings were to occur, the Company’s business, financial position and results of operations could be materially adversely affected. In the event that such a termination occurs, the Company believes that it could acquire the data from other sources; however, such termination could have a material adverse effect on the Company’s financial position or results of operations.
      ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The information comprising these databases is not owned by ChoicePoint, and the participating organizations could discontinue contributing information to the databases. If this were to occur, the Company’s financial position and results of operations would be materially adversely affected. ChoicePoint believes, however, that such an event is unlikely because contributors to the databases depend upon the aggregated information in such databases to conduct their business operations. In addition, events described under the caption “Illegal Data Access” in this Item 1 of this report may affect relationships with data suppliers, which could have a material adverse effect on the Company’s financial position or results of operations.
Employees
      As of December 31, 2004, ChoicePoint employed approximately 5,000 persons, none of whom was unionized and all of whom were employed in the United States. As of December 31, 2004, ChoicePoint employed approximately 275 individuals in Hartford, Connecticut in its Insurity facilities and approximately 40 employees in White Plains, New York at its EquiSearch offices and approximately 95 employees at Bode Labs in Springfield, Virginia. ChoicePoint has approximately 80 employees at its Vital Chek office in Nashville, Tennessee, and approximately 45 employees at the Bridger Systems office in Bozeman, Montana.
      The ChoicePoint Precision Marketing group employs approximately 65 individuals in Boston, Massachusetts, approximately 240 employees in Pensacola, Florida, approximately 215 individuals in Peoria, Illinois, approximately 235 employees in El Paso, Texas and approximately 275 in Las Cruces, New Mexico.

      The public filings group employs approximately 30 individuals in Santa Ana, California and about 325 employees in Boca Raton, Florida.
      The WorkPlace Solutions group employs approximately 95 individuals in St. Petersburg, Florida, 110 employees in Dallas, Texas, 60 employees in Los Angeles, California, approximately 135 employees in Charlotte, North Carolina, 45 people in Tampa, Florida, approximately 80 National Safety Alliance employees in Nashville, Tennessee, and about 40 employees at its Rapsheets office in Memphis, Tennessee.
      There are approximately 45 individuals at the iMapData office in McLean, Virginia, 105 employees in Trenton, New Jersey at the Superior Information Services and Charles Jones offices and 105 employees in Omaha, Nebraska at the Priority Data Systems office.
      In January 2005, the Company acquired i2 Limited, which employs approximately 200 employees at its headquarters in the United Kingdom and 75 employees in its Springfield, Virginia office.
      Approximately 1,350 individuals are employed in the Atlanta area in the Company’s headquarters and two branch office locations. The balance of ChoicePoint’s employees is located in the Company’s remaining offices throughout the United States. ChoicePoint believes that its relations with its employees are good.
Proprietary Matters
      ChoicePoint owns a number of trademarks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark or trade name or group of trademarks or trade names. The current typical duration for federal trademark registrations is ten years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark continues to be used in commerce by the owner of the trademark. Additional trademarks and trade names used in the Company’s business are registered and maintained in the U.S. ChoicePoint®, the ChoicePoint logo, ScreenNow®, Current Carrier, VitalChek®, AutoTrackXP® and C.L.U.E. are registered trademarks of ChoicePoint Asset Company, a wholly owned subsidiary of the Company.
      ChoicePoint owns a 62.5% interest in revenue relating to certain patents involving laser technology, one of which expired in November 2004. The remaining patent will expire in May 2005. Upon the expiration of this patent, ChoicePoint loses its right to exclude others from exploiting the inventions claimed therein, and accordingly, the obligations of third parties to make royalty payments will cease.
Illegal Data Access
      On September 27, 2004, the Company found evidence of suspicious activity by a few of its small business customers in the Los Angeles area. ChoicePoint notified law enforcement authorities in Los Angeles, and they commenced an investigation. These customers opened ChoicePoint accounts by using stolen identities and altered documents. These small business customers were able to access information services containing primarily the following: consumer names, current addresses and former addresses, social security numbers, driver’s license numbers, other public filings information, including, but not limited to, bankruptcies, liens and judgments, professional licenses, and real property data, and in certain cases, credit reports.
      The Company understands that a Nigerian citizen pled no contest in California state court in connection with this Los Angeles incident and was sentenced to 16 months in prison. ChoicePoint further understands that law enforcement’s investigation of the matter is ongoing.
      The Company’s customer procedures include credentialing customers prior to granting them access to information services. In addition, in its public filings group, the Company performs random audits of previously credentialed customers to assess the propriety of their use of ChoicePoint information services. In the past, the Company has suspended or terminated access to ChoicePoint information services when account activity seems inconsistent with contract expectations and/or when customer audit efforts fail to resolve concerns regarding account usage or permissible purpose.

      As the Company did in the recent Los Angeles incident, ChoicePoint has worked with law enforcement on other occasions of suspicious activity related to customer use of its information services. There have been other instances in which the Company has received subpoenas and other inquiries from law enforcement regarding activities of its customers, which sometimes related to potentially improper use of ChoicePoint information services. In some cases, the Company was not provided either the purpose or conclusions of these investigations. The Company is aware of a limited number of past instances that resulted in criminal convictions of certain former customers for activities involving improper use of ChoicePoint information services.
      Based on information currently available, the Company estimates that approximately 145,000 consumers from 50 states and other territories may have had their personal information improperly accessed as a result of the recent Los Angeles incident and certain other instances of improper access to ChoicePoint information services. Approximately 35,000 of these consumers are California residents, and approximately 110,000 are residents of other states. These numbers were determined by conducting searches of ChoicePoint databases that matched searches conducted by customers who the Company believes may have had improper access to ChoicePoint information services on or after July 1, 2003, the effective date of the California notification law. Because ChoicePoint databases are constantly updated, the Company’s search results will never be identical to the search results of these customers.
      The California notification law requires the Company to notify consumers of unauthorized acquisition of personal information, including first name or first initial and last name combined with social security number, driver’s license number or similar unique personal identifiers. The Company has completed mailing notices to approximately 145,000 consumers in all 50 states. Substantially all of these notices were sent to consumers who may have been affected as a result of the recent Los Angeles incident. The Company used the criteria set forth in the California notification law to determine who to notify in each of the states. The California notification law permits alternative methods for notifying consumers when the notice provider does not have sufficient contact information. The Company will use this alternative method of notice, including posting a notice on its website at www.choicepoint.com.
      ChoicePoint’s review of the recent Los Angeles and other similar incidents is ongoing, and the number of potentially affected consumers may increase. However, the Company currently does not anticipate a significant increase to its estimate of the number of potentially affected consumers. The Company intends to provide notice to any additional affected consumers who are identified through its continuing review.
      Absent specific notification from law enforcement personnel, affected consumers or others, the Company cannot determine whether a particular consumer is a victim of identity theft. Accordingly, ChoicePoint does not know how many of these consumers may be actual victims of identity theft. Law enforcement officials have informed the Company that they have identified approximately 750 consumers nationwide where some attempt was made to compromise their identity.
      ChoicePoint is taking a variety of steps to assist the potentially affected consumers that the Company has identified to date. In addition to the above-mentioned notices, the Company has purchased three-bureau credit reports and a one-year credit monitoring service for each of these individuals. The Company has established a toll-free number for consumers receiving a notice from ChoicePoint. The Company also has urged potentially affected consumers to check their credit reports for suspicious activity.

Regulatory and Legislative Matters, Legal Proceedings and Assessment
      The Company has received a variety of inquiries and requests from state Attorneys General as a result of the recent Los Angeles incident. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the approximately 145,000 affected consumers identified to date. In addition, certain state Attorneys General have requested, including by use of subpoena, information and documents to determine whether ChoicePoint has violated certain applicable state laws regarding consumer protection and related matters. The Company intends to cooperate with the state Attorneys General in connection with these inquiries.

      ChoicePoint has received notice from the Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry into the circumstances surrounding any possible recent identity theft, recent trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company intends to cooperate and to provide the requested information and documents to the SEC.
      In addition, the Federal Trade Commission (“FTC”) is conducting an inquiry into the Company’s compliance with federal laws governing consumer information security and related issues. In particular, the FTC has required the Company to produce information and documents regarding the Company’s customer credentialing process and the recent incident in Los Angeles, as well as reported similar previous incidents. The Company intends to cooperate with the FTC in connection with its inquiry.
      A number of congressional leaders are calling for hearings and proposing legislative responses in light of increasing concerns over identity theft. For example, the U.S. Senate Banking, Housing and Urban Affairs Committee and the House Energy and Commerce Subcommittee on Commerce, Trade and Consumer Protection have held hearings to consider recent identity theft concerns.
      The Company is a defendant in a complaint filed on February 18, 2005 in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges, among other things, violations of California law in connection with the recent fraud incident in Los Angeles. The plaintiff purports to bring the lawsuit on behalf of a class of others similarly situated and seeks injunctive relief and damages in an unspecified amount. The Company intends to defend the lawsuit vigorously.
      ChoicePoint is also a defendant in a complaint filed on February 22, 2005 in the U.S. District Court for the Central District of California. The lawsuit alleges that the recent incident in Los Angeles violates the federal Fair Credit Reporting Act (“FCRA”), various California statutes and the privacy rights of the plaintiffs. The plaintiff purports to bring the lawsuit on behalf of a class of affected persons and seeks an injunction to prevent the Company from disclosing consumer information improperly and to require ChoicePoint to allow the plaintiffs to be excluded from the Company’s databases. The suit also seeks damages of up to $1,000 for each violation of the FCRA and unspecified punitive damages. The Company intends to defend this lawsuit vigorously.
      ChoicePoint is also a defendant in a complaint filed on March 8, 2005 in the U.S. District Court for the Central District of California. The lawsuit alleges that the recent incident in Los Angeles violates the FCRA and the California Consumer Credit Reporting Agencies Act. The plaintiff purports to bring the lawsuit on behalf of a class of affected persons and seeks an injunction to prevent the Company from disclosing consumer information improperly. The suit also seeks actual damages of up to $1,000 for each violation of the FCRA and punitive damages. The Company intends to defend this lawsuit vigorously.
      On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with certain events described under the heading “Illegal Data Access” in this report. Since then, additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005. Each of these lawsuits purports to be filed on behalf of a class of the Company’s shareholders who purchased the Company’s common stock between certain specified dates and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs and other relief. The Company is also aware that several law firms who specialize in representing investors have issued notices to the public informing investors that a lawsuit has been filed against the Company and soliciting individuals who are interested in becoming lead plaintiffs of the putative class. These other firms, or other plaintiffs, may have already filed or may file in the future substantially similar claims seeking substantially similar relief. The Company intends to defend vigorously the existing lawsuits and any such additional lawsuits.
      While the ultimate resolution of the aforementioned cases cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

      On March 4, 2005, ChoicePoint announced that the Company will discontinue the sale of certain information services that contain sensitive consumer data, including social security numbers, except 1) where there is either a specific consumer driven transaction or benefit, 2) where authentication or fraud prevention tools are provided to large accredited corporate customers with existing consumer relationships, or 3) where the services support federal, state or local government and law enforcement purposes. The Company cannot currently accurately estimate the total impact on its operating results and financial condition of the customer fraud, related events and the decision to discontinue certain services. ChoicePoint estimates it will encounter a decline in revenue from these customers in its public filings business, which could reduce total revenue for the year ended December 31, 2005 by $15 to $20 million and may be dilutive to earnings per share by $0.10 to $0.12. The Company will review various technology investments in this small business segment as well as other related costs incurred in serving this segment. The Company also will incur incremental expenses as a result of the customer fraud and related events, including approximately $2 million for the three-bureau reports and monitoring service for affected consumers identified to date. ChoicePoint cannot currently estimate the expenses for additional legal, consulting and other operating items.
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
      ChoicePoint’s principal executive offices consist of 206,000 square feet of office space and an adjacent data center consisting of 200,000 square feet, in Alpharetta, Georgia, a suburb of Atlanta. As of December 31, 2004, ChoicePoint maintained approximately 55 other offices in the United States. These offices, all of which are leased, contain a total of approximately 830,000 square feet of space. Through ChoicePoint Precision Marketing Inc. (“CPM”), ChoicePoint owned four buildings in Peoria, Illinois representing approximately 180,000 square feet of space. Through Vital Chek, ChoicePoint owns two buildings in Nashville, Tennessee representing approximately 10,000 square feet. The Company ordinarily leases office space of the general commercial type for conducting its business.
      In January 2005, ChoicePoint completed the sale of two buildings in Peoria, Illinois owned by CPM that represented approximately 35,000 square feet.
      In connection with the i2 Limited acquisition in January 2005, ChoicePoint acquired two additional offices in the United States, three offices in the United Kingdom and one office in Canada, representing a total of 51,000 square feet of space.

Item 3.	Legal Proceedings
      A class action lawsuit against the Company was filed in the United States District Court for the Middle District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. The complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs, and injunctive and other relief. The Company intends to defend against these actions vigorously.
      A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleges that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. The Company’s December 31, 2004 balance sheet includes a liability for the estimated fees and expenses in connection with the resolution of this matter.
      In addition, the Company is involved in the following proceedings or inquiries that relate to the recent fraud incident involving the Company in Los Angeles, California and related matters discussed under “Illegal Data Access” in Item 1 in this report.

•	The Company has received a variety of inquiries and requests from state Attorneys General as a result of the recent Los Angeles incident. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the approximately 145,000 affected consumers identified to date. In addition, certain state Attorneys General have required, including by use of subpoena, information and documents to determine whether ChoicePoint has violated certain applicable state laws regarding consumer protection and related matters. The Company intends to cooperate with the state Attorneys General in connection with these inquiries.

•	ChoicePoint has received notice from the Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry into the circumstances surrounding any possible recent identity theft, recent trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company intends to cooperate and to provide the requested information and documents to the SEC.

•	In addition, the Federal Trade Commission (“FTC”) is conducting an inquiry into the Company’s compliance with federal laws governing consumer information security and related issues. In particular, the FTC has required the Company to produce information and documents regarding the Company’s customer credentialing process and the recent incident in Los Angeles as well as reported similar previous incidents. The Company intends to cooperate with the FTC in connection with its inquiry.

•	The Company is a defendant in a complaint filed on February 18, 2005 in the Superior Court of the State of California, County of Los Angeles. The lawsuit alleges, among other things, violations of California law in connection with the recent fraud incident in Los Angeles. The plaintiff purports to bring the lawsuit on behalf of a class of others similarly situated and seeks injunctive relief and damages in an unspecified amount. The Company intends to defend the lawsuit vigorously.

•	The Company is also a defendant in a complaint filed on February 22, 2005 in the U.S. District Court for the Central District of California. The lawsuit alleges that the recent incident in Los Angeles violates the federal Fair Credit Reporting Act (“FCRA”), various California statutes and the privacy rights of the plaintiffs. The plaintiff purports to bring the lawsuit on behalf of a class of affected persons and seeks an injunction to prevent the Company from disclosing consumer information improperly and to require the Company to allow the plaintiffs to be excluded from the Company’s databases. The suit also seeks damages of up to $1,000 for each violation of the FCRA and unspecific punitive damages. The Company intends to defend this lawsuit vigorously.

•	ChoicePoint is also a defendant in a complaint filed on March 8, 2005 in the U.S. District Court for the Central District of California. The lawsuit alleges that the recent incident in Los Angeles violates the FCRA and the California Consumer Credit Reporting Agencies Act. The plaintiff purports to bring the lawsuit on behalf of a class of affected persons and seeks an injunction to prevent the Company from disclosing consumer information improperly. The suit also seeks actual damages of up to $1,000 for each violation of the FCRA and punitive damages. The Company intends to defend this lawsuit vigorously.

•	On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with certain events described under the heading “Illegal Data Access” in this report. Since then, additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005. Each of these lawsuits purports to be filed on behalf of a class of the Company’s shareholders who purchased the Company’s common stock between certain specified dates and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs and other relief. The Company is also aware that several law firms who specialize in representing investors have issued notices to the public informing investors that a lawsuit has been filed against the Company and soliciting individuals who are interested in becoming lead plaintiffs of the putative class. These other firms, or other plaintiffs, may have already filed or may file in the future substantially similar claims seeking substantially similar relief. The Company intends to defend vigorously the existing lawsuits and any such additional lawsuits.

      While the ultimate resolution of the aforementioned cases cannot presently be determined, an unfavorable outcome in any of these cases could have a material adverse effect on the Company’s financial position or results of operations.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2004.

Item X.	Executive Officers of the Registrant
      Set forth below is certain biographical information with respect to each executive officer of the Company, as of March 1, 2005:

		Executive
Name and Position	Age	Officer Since

Derek V. Smith, Chairman and Chief Executive Officer	50	1997
Douglas C. Curling, President and Chief Operating Officer	50	1997
David T. Lee, Executive Vice President	45	1997
Steven W. Surbaugh, Chief Financial Officer	55	2002
J. Michael de Janes, General Counsel	47	1997
David W. Davis, Corporate Secretary and Vice President, Government Affairs	52	2003
David E. Trine, Treasurer and Corporate Controller	44	2000
      Derek V. Smith, 50, has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a Director of the Company since May 1997. He served as President of the Company from May 1997 until April 2002.

      Douglas C. Curling, 50, has served as President of the Company since April 2002 and as Chief Operating Officer of the Company since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1997 until May 1999.
      David T. Lee, 45, has served as Executive Vice President of the Company since May 1999 and served as Senior Vice President from 1997 until May 1999.
      Steven W. Surbaugh, 55, has served as Chief Financial Officer since April 2002. Prior to April 2002, he was a partner with Arthur Andersen LLP for more than five years, where he most recently served as the partner-in-charge of the real estate, financial services and not-for-profit audit practices in the Atlanta, Georgia office.
      J. Michael de Janes, 47, has served as General Counsel since 1997 and also served as Secretary from April 1998 until December 2003.
      David W. Davis, 52, has served as Corporate Secretary and Vice President, Government Affairs since December 2003. He served as Staff Director and Policy Director of the Office of the Vice Chair of the Senate Republican Conference from January 2003 to December 2003 and from 2001 to January 2003 he served as Chief of Staff and Legislative Director for the Office of Senator Kay Bailey Hutchison. From 1994 to 2001 Mr. Davis served as Military Legislative Assistant and Deputy Chief of Staff for Senator Hutchison.
      David E. Trine, 44, has served as Treasurer since May 2000 and as Vice President — Corporate Controller since May 1999. He served as Vice President — Finance and Accounting of the Company from 1997 until May 1999.
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
      The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “CPS.” Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions “Market Information” and “Quarterly Stock Performance” in the 2004 Annual Report to Shareholders (the “Annual Report”), a copy of such sections is included in Exhibit 13 to this Form 10-K and is incorporated herein by reference.
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
Risk Factors
      You should carefully consider each of the following risk factors and all of the other information in this Annual Report on Form 10-K. These risks are not the only ones facing the Company. ChoicePoint’s business operations could also be impaired by additional risks and uncertainties.
      If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and any other securities we may issue in the future could decline significantly.

Effects of customer fraud, actions the Company has taken in response to those events, and related litigation and governmental proceedings
      As described under “Illegal Data Access” in Item 1 of this report, on September 27, 2004, the Company found evidence of suspicious activity by a few of its small business customers in the Los Angeles area. The Company’s review of the recent Los Angeles and other similar incidents is ongoing. ChoicePoint is taking a variety of steps to assist the potentially affected consumers that have been identified to date. In addition, the Company announced on March 4, 2005 that it will discontinue certain information services. ChoicePoint cannot currently accurately estimate the total impact on its operating results and financial condition of the customer fraud, related events and the decision to discontinue those services. The Company estimates it will encounter a decline in its revenue from these customers in the public filings business, which could reduce total revenue for the year ended December 31, 2005 by $15 to $20 million and may be dilutive to earnings per share by $0.10 to $0.12. The Company will review the various technology investments in this small business segment as well as other related costs incurred in serving this segment. ChoicePoint will also incur incremental expenses as a result of the customer fraud and related events, including approximately $2 million for the three-bureau reports and monitoring service for affected consumers identified to date. The Company cannot currently estimate the expense for additional legal, consulting and other operating items relating to these matters. In addition, the publicity associated with these events or changes in regulation as discussed under this “Risk Factors” may materially harm the business and ChoicePoint’s relationship with customers or data suppliers.
      The Company is involved in several legal proceedings or inquiries that relate to these matters, as described in Item 3 “Legal Proceedings” of this Form 10-K. ChoicePoint is unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on the financial results, financial condition, and liquidity and on the trading price of the Company’s common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial Company resources and executive time is devoted to defend these proceedings.
Customers
      The Company has few long-term agreements with its customers. Although management believes that the quality of ChoicePoint’s products and services should permit the Company to maintain relationships with its customers, there can be no assurance that ChoicePoint will do so. Any loss of a significant number of major customers would have a material adverse effect on the business, financial position, and results of operations.
      ChoicePoint’s customers include federal, state, and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. A loss of government contract revenues also could have a material adverse effect on the business, financial position, and results of operations.
      The acquisition or consolidation of the Company’s customers by another company could decrease the demand for products and services. After consolidation, these companies may reorganize management responsibilities or strategic and purchasing decisions that could adversely affect demand for ChoicePoint’s products and services. The Company may lose business relationships with key contacts within a customer’s organization due to budget cuts, layoffs, or other changes resulting from an acquisition or consolidation. The consolidation of companies also may alter the technological infrastructure of the combined entity, and ChoicePoint’s products and services may not be compatible with the new technological system.
Acquisitions
      The Company’s long-term business strategy includes growth through acquisitions. While ChoicePoint believes it has been successful in implementing this strategy during prior years, there is no certainly that future acquisitions will be completed on acceptable terms or that acquired assets, data or businesses will be successfully integrated into the Company’s operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

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
Suppliers
      ChoicePoint depends upon third-party information suppliers for information used in its databases. The loss of some data supply sources could have a material adverse effect on the Company’s business, financial position, and results of operations. The Company relies extensively upon data from external sources to maintain our proprietary and non-proprietary databases, and its operations depend upon information derived from a wide variety of automated and manual sources. Data is obtained from public filings, information companies, governmental authorities, competitors, and customers. Agreements with data suppliers are generally short-term agreements. Some suppliers are also competitors, which may make the Company vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. ChoicePoint has no reason to anticipate the termination of any significant relationships with these data suppliers and believe that in most cases substitute suppliers could be arranged if any termination occurred. However, such a termination could have a material adverse effect on the business, financial position, and results of operations if the Company was unable to arrange for substitute sources.
      ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The Company does not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. If this information was withheld, the business, financial position, and results of operations would be materially adversely affected.

      ChoicePoint uses social security numbers to generate certain reports. Social security numbers could become unavailable in the future because of changes in the law or because data suppliers decide not to supply them. If this information cannot be obtained in the future, the Company would be unable to generate reports as efficiently. Although names, addresses, and dates of birth are used to generate reports, without the use of social security numbers, the Company believes that those reports would not be as complete or as accurate as the reports generated with social security numbers. ChoicePoint also would incur significant expense to revise the software used to generate reports. Less complete or less accurate reports could adversely affect the business, financial position and results of operations.
      ChoicePoint obtains the credit header data in its databases from consumer credit reporting agencies. The data consists of names, addresses, social security numbers, and dates of birth. Any of these suppliers could stop supplying this data or could substantially increase their prices. Withholding this data could materially adversely affect the business, financial position and results of operations.
Competition
      The information industry in which the Company operates is highly competitive, and is expected to remain highly competitive. In each of the markets served, ChoicePoint competes on the basis of price, quality, customer service, product and service selection. The Company’s competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than ChoicePoint can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. The Company cannot be sure that it will be able to maintain or strengthen its competitive position in its market segments, especially against larger competitors. If ChoicePoint fails to successfully compete, the business, financial position and results of operations may be adversely affected.
Government Regulation and Adverse Publicity
      Because personal, public and non-public information is used to search the Company’s databases and access the databases of others, ChoicePoint is vulnerable to government regulation and adverse publicity concerning these uses. ChoicePoint provides many types of data and services which already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Drivers’ Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. In particular, following publicity surrounding the matters disclosed under “Illegal Data Access” in Item 1 of this report, a number of congressional leaders are calling for hearings and proposing legislative responses in light of increasing concerns over identity theft. The following legal and regulatory developments could have a material adverse affect on the business, financial position and results of operations:

•	amendment, enactment, or interpretation of laws and regulations which restrict the access and use of personal information and reduce the supply of data available to customers;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing;

•	failure of our products and services to comply with current laws and regulations; and

•	failure of our products and services to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

Attracting and Retaining Qualified Personnel
      The Company cannot be certain that it can continue to attract and retain sufficient qualified management, technical, sales, or other personnel necessary to conduct our business successfully. The resignation, retirement, death or disability of the Chief Executive Officer or Chief Operating Officer and the inability to sufficiently replace either position could adversely affect the business. During recent years, the Company has significantly increased its senior management talent levels. Accordingly, the dependency on the Chief Executive Officer and/or the Chief Operating Officer is expected to continue to diminish in future years.
System Interruptions
      System interruptions could delay and disrupt the Company’s products and services, cause harm to ChoicePoint’s business and reputation and result in a loss of customers. The Company depends heavily upon computer systems, most of which are located in Alpharetta, Georgia and Boca Raton, Florida, to provide reliable, uninterrupted service. Certain events beyond the Company’s control, such as fires, floods, earthquakes, hurricanes, power losses and telecommunications failures, could damage computer networks and temporarily or permanently interrupt services to customers. The systems in Boca Raton, Florida are particularly susceptible to hurricanes. These interruptions also may interfere with suppliers’ ability to provide data and employees’ ability to attend work and perform their responsibilities. ChoicePoint has attempted to shield its systems from interruptions and failures through disaster recovery planning, and property and business interruption insurance is carried in case these events occur. However, the system safeguards and insurance still may not adequately protect the Company from losses arising from system interruptions.
Security Breaches and Customers Misuse of Information Services
      Security breaches in the Company’s facilities, computer networks, and databases may cause harm to ChoicePoint’s business and reputation and result in a loss of customers. Many security measures have been instituted to protect the systems and to assure the marketplace that these systems are secure. However, despite such security measures, the Company’s systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers or similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to ChoicePoint’s databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on the networks. In addition, misuse by customers of ChoicePoint’s information services could cause harm to the business and reputation and result in loss of customers. On September 27, 2004, the Company found evidence of suspicious activity by a few small business customers in the Los Angeles area. This recent fraud incident and related matters are discussed under “Illegal Data Access” in Item 1 of this report. There have been other instances in which subpoenas and other inquiries have been received from law enforcement regarding activities of ChoicePoint customers which sometimes related to potentially improper use of the Company’s information services. The Company is aware of a limited number of past instances that resulted in criminal convictions of certain former customers for activities involving improper use of certain information services. A security or privacy breach may affect ChoicePoint in the following ways:

•	deterring customers from using ChoicePoint’s products and services;

•	deterring data suppliers from supplying data to the Company;

•	harming the Company’s reputation;

•	exposing ChoicePoint to liability;

•	increasing operating expenses to correct problems caused by the breach;

•	affecting the Company’s ability to meet customers’ expectations; or

•	causing inquiry from governmental authorities.

Economy
      The current general economic downturn could continue to result in a reduced demand for ChoicePoint’s products and services. Revenues are dependent to a certain extent upon general economic conditions and upon conditions in the industries served by ChoicePoint. Certain revenues are derived from pre-employment screening services. The revenue growth and profitability of the business depends on the overall demand for existing and new products. A softening of demand for information services caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. The Company cannot be certain that future revenues, results of operations, cash flows and profitability will not fluctuate on a quarterly or annual basis or that it will be able to refinance our existing Credit Facility or Receivables Facility.
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
New Products, Services, and Technologies
      The Company’s growth partially depends on the ability to develop and market new products, services and technologies. ChoicePoint has focused on developing growth opportunities in a number of potential markets. No assurance can be given that ChoicePoint will be successful in developing new products, services and technologies or that these products, services and technologies will gain market acceptance or generate significant revenue. The Company’s initiatives are in various stages of development and may be subject to delays in implementation, customer dissatisfaction with product or service performance or other significant undetected problems. If the Company fails to successfully introduce new initiatives, the business, financial position and results of operations may be adversely affected.
Litigation
      In addition to the legal proceedings specifically described under Item 3 of this report, ChoicePoint and its subsidiaries are also involved in various legal proceedings that periodically arise during the course of business. While the Company does not have reason to believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial position, litigation is essentially unpredictable and excessive verdicts could occur. Although we believe we have valid defenses in these matters, in the future we could incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2004. The information below should be read in conjunction with Note 5 of the “Notes to Consolidated Financial Statements” of the Annual Report, which notes are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.
      Effective December 31, 2004, ChoicePoint entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the

Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Company also has a $25 million line of credit with a group of banks at prime rate that expires December 29, 2009. The Credit Facility replaced the Company’s $325 million unsecured revolving credit facility which was scheduled to expire in May 2005. As of December 31, 2004, there were no borrowings under the Credit Facility or line of credit.
      In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable subject to limitations. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2005. Borrowings under the Receivables Facility were $50.0 million at December 31, 2004. The average interest rate based on the terms of the Receivables Facility at December 31, 2004 was approximately 2.8%.
      The Company has entered into four interest rate swap agreements (the “Swap Agreements”) to reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on its synthetic leases, which are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, incorporated by reference in this report. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments with a fixed rate between 4.6% and 6.5%. As of December 31, 2004, $68.6 million was outstanding under the Company’s synthetic base agreements, of which $67.0 million of LIBOR-based payments were hedged with the Swap Agreements.
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

      The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting” of the Company’s Annual Report, included in Exhibit 13 to this Form 10-K.
      The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” of the Company’s Annual Report, included in Exhibit 13 to this Form 10-K.
      There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to Directors of the Company is included in the sections entitled “Proposal No. 1 — Election of ChoicePoint Directors,” “Other Matters — ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Audit Committee” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company’s executive officers is set forth in Part I of this report. ChoicePoint has adopted a Code of Ethics for Senior Financial Officers and Business Unit Leaders that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer, controller and other senior officers. A copy of the ChoicePoint Inc. Code of Conduct, Code of Ethics for Senior Financial Officers and Business Unit Leaders, the Corporate Governance Guidelines and charters for the audit committee, management compensation and benefits committee and corporate governance and nominating committee may be found on the Company’s Web site at www.choicepoint.com. Copies will be furnished without charge upon written request to the Company at the following address: Attn: Corporate Secretary, ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, GA 30005. If the Company makes any amendments to the Code of Ethics for Senior Financial Officers and Business Unit Leaders other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer, principal accounting officer, controller and other senior officers, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its Web site or in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation
      The information required by this Item is included in the sections entitled “ChoicePoint Executive Compensation,” “Management Compensation and Benefits Committee Report on Executive Compensation,” “Election of ChoicePoint Directors,” “ChoicePoint Executive Compensation — Employment Agreements and Change-in-Control Arrangements,” “ChoicePoint Executive Compensation Committee Interlocks and Insider Participation” and “ChoicePoint Stock Performance Graph” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included in the sections entitled “ChoicePoint Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included in the section entitled “Other Matters — Certain Relationships and Related Transactions” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is included in the section entitled “Audit Fees, Financial Information System Fees and Other Fees” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) Index to exhibits, financial statements and schedules.
      (1) The Consolidated Financial Statements, Notes to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for ChoicePoint Inc. and subsidiaries dated March 11, 2005 are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.
      (2) Financial Statement Schedules
      Schedule II — Consolidated Valuation and Qualifying Accounts is included as a schedule herein.
      Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
      (3) Exhibits required by Item 601 of Regulation S-K:
      The following exhibits are included in this Form 10-K:

Exhibit
Number		Description

2.1	—	Purchase Agreement, by and among ChoicePoint Inc., ChoicePoint Acquisition Corporation and DBT Online, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000)

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.1	—	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997)

4.2	—	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta

4.3	—	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000)

4.4	—	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta as dated July 30, 2002 (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-A/A, filed July 30, 2002)

4.5	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)

Exhibit
Number		Description

10.1	—	Employment Agreement, dated April 1, 1997, by and between DBT Online, Inc. and Frank Borman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)*

10.2	—	Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.3	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.4	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 23, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.5	—	Form of Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.6	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.7	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 23, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.8	—	Form of Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.9	—	Form of Employment and Compensation Agreement between the Company and J. Michael de Janes dated as of April 25, 2002 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.10	—	Form of Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.11	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by By reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.12	—	ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to the Company’s Proxy Statement to its Annual Meeting of Shareholders on April 29, 2003)*

10.13	—	First Amendment to the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to exhibit 10.13 of the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2003)*

10.14	—	Addendum to the ChoicePoint Inc. 2003 Omnibus Incentive Plan*

10.15	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2000)*

10.16	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)*

10.17	—	ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by Reference to Appendix A to the Company’s Proxy Statement to its Annual Meeting of Shareholders on April 29, 2004)*

Exhibit
Number		Description

10.18	—	ChoicePoint Inc. Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)*

10.19	—	Employee Benefits Agreement, dated as of July 31, 1997, Between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)*

10.20	—	Revolving Credit Agreement dated as of December 29, 2004 among ChoicePoint Inc., the Lenders listed therein, Wachovia Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, BNP Paribas, as Documentation Agent, Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Wachovia Capital Markets, LLC, as Sole Book Runner

10.21	—	First Amendment to the Revolving Credit Agreement and other Credit Documents, dated as of February 18, 2005, among ChoicePoint Services Inc., ChoicePoint Inc., the financial institutions from time to time party to the Initial Credit Agreement, (the ‘Lenders”) and, Wachovia Bank, National Association as Administrative Agent

10.22	—	Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc., SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.23	—	First Amendment to the Master Agreement, dated as of September 30, 1998, among ChoicePoint, Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent

10.24	—	Second Amendment to the Master Agreement, dated as of December 30, 1999, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent

10.25	—	Third Amendment to the Master Agreement, dated as of December 20, 2002, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.26	—	Fourth Amendment to the Master Agreement, dated as of February 16, 2005, among ChoicePoint Inc., as Lessee and Guarantor, SunTrust Banks, Inc. as Lessor and SunTrust Bank as Agent

10.27	—	Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.28	—	Georgia Lease Supplement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc., as Agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.29	—	First Amendment to the Georgia Lease Supplement, dated September 30, 1998, between ChoicePoint Inc. and SunTrust Banks, Inc.

10.30	—	Second Amendment to the Georgia Lease Supplement, dated December 30, 1999, between ChoicePoint Inc. and SunTrust Banks, Inc.

10.31	—	Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as Guarantor (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.32	—	Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.33	—	Amended and Restated Master Agreement, dated as of June 26, 2003, among ChoicePoint Inc. as Guarantor, ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc. that may hereafter become party hereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.34	—	First Amendment to Amended and Restated Master Agreement, dated as of February 16, 2005, among ChoicePoint Inc. as Lessee and Guarantor, SunTrust Equity Funding, LLC, as Lessor, SunTrust Bank, as Agent, and SunTrust Bank, Fleet National Bank and BNP Paribas, as Lenders

Exhibit
Number		Description

10.35	—	Amended and Restated Master Lease Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC, as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003)

10.36	—	Amended and Restated Guaranty Agreement from ChoicePoint Inc. dated as of June 26, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.37	—	Amended and Restated Loan Agreement, dated as of June 26, 2003, among SunTrust Equity Funding, LLC, as Lessor and Borrower, the financial institutions party hereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.38	—	Construction Agency Agreement, dated as of August 29, 2001, Among Atlantic Financial Group, Ltd. and ChoicePoint Inc., as Construction Agent (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, for the Quarter ended September 30, 2001)

10.39	—	Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas Limited Partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.)(Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.40	—	Supplement to Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas limited partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.) (Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.41	—	Partial Lease Termination Agreement, dated as of August 29, 2001, by and between SunTrust Banks, Inc., as Lessor, and ChoicePoint Inc., as Lessee (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.42	—	Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)

10.43	—	Amendment #1 to Loan Agreement, dated July 1, 2002 among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.44	—	Amendment #2 to Loan Agreement, dated December 31, 2002 Among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.45	—	Amendment #3 to Loan Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2003)

10.46	—	Amendment #4 to Loan Agreement dated as of June 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004)

10.47	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other Subsidiary of ChoicePoint Inc. that hereafter becomes a Party hereto, as Originators, and ChoicePoint Capital Inc., as Buyer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, for the quarter Ended June 30, 2001)

Exhibit
Number		Description

10.48	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2001)

10.49	—	Amendment No. 1 to Receivables Sale and Contribution Agreement, dated as of January 31, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2003)

13	—	The inside front cover, pages 12 – 53 and the inside back cover of the Company’s 2004 Annual Report to Shareholders.

21	—	Subsidiaries of the Company

23	—	Consent of Deloitte & Touche LLP, Independent Auditors

31.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	—	Independent Auditors’ Report on Financial Statement Schedule — Deloitte & Touche LLP

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.
      Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 15, 2005.

CHOICEPOINT INC.

By:	/s/ Derek V. Smith

Derek V. Smith
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek V. Smith Derek V. Smith	Chairman and Chief Executive Officer and Director	March 15, 2005

/s/ Steven W. Surbaugh Steven W. Surbaugh	Chief Financial Officer	March 15, 2005

/s/ Thomas M. Coughlin Thomas M. Coughlin	Director	March 15, 2005

/s/ Douglas C. Curling Douglas C. Curling	President, Chief Operating Officer and Director	March 15, 2005

/s/ James M. Denny James M. Denny	Director	March 10, 2005

/s/ Dr. John J. Hamre Dr. John J. Hamre	Director	March 13, 2005

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 15, 2005

/s/ John B. McCoy John B. McCoy	Director	March 9, 2005

/s/ Terrence Murray Terrence Murray	Director	March 11, 2005

/s/ Ray M. Robinson Ray M. Robinson	Director	March 15, 2005

/s/ Charles I. Story Charles I. Story	Director	March 10, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charged to	Charged
	Beginning of	Costs &	to Other			Balance at End
Description	Period	Expenses	Accounts		Deductions	of Period

	(In thousands)
Year ended December 31, 2004
Allowance for Doubtful Accounts	$5,450	$2,589	$—		$(2,911)	$5,128
Exit Cost Reserves	8,489	138	1,826	(1)	(5,954)	4,499
Year ended December 31, 2003
Allowance for Doubtful Accounts	$4,978	$1,656	$—		$(1,184)	$5,450
Exit Cost Reserves	4,817	9,592	2,325	(1)	(8,245)	8,489
Year ended December 31, 2002
Allowance for Doubtful Accounts	$4,634	$3,880	$385	(1)	$(3,921)	$4,978
Merger & Exit Cost Reserves	7,131	1,953	2,997	(1)	(7,264)	4,817

(1)	Represents allowances established in connection with acquisitions net of amounts charged to goodwill.