Form 10-Q
period 2005-03-31
CHOICEPOINT INC
filed 2005-05-10
CIK 1040596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, $.10 Par Value	90,213,349

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
INDEX

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2005	2004

Service revenue	$252,739	$204,385
Reimbursable expenses (Note 4)	6,543	12,860

Total revenue	259,282	217,245

Costs and expenses:
Cost of revenue	131,387	110,771
Reimbursable expenses	6,543	12,860
Selling, general and administrative	54,852	39,343
Other operating charges	5,412	—

Total costs and expenses	198,194	162,974

Operating income	61,088	54,271
Interest expense	1,266	526

Income before income taxes	59,822	53,745
Provision for income taxes	22,852	20,483

Net income	$36,970	$33,262

Earnings per share (Note 7)
Basic	$0.42	$0.38

Diluted	$0.40	$0.37

Weighted average shares — basic	88,876	86,787
Diluted effect of stock options	3,299	3,581

Weighted average shares — diluted	92,175	90,368

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except par values)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$11,162	$1,577
Accounts receivable, net of allowance for doubtful accounts of $5,338 in 2005 and $5,128 in 2004	215,041	186,629
Other current assets	30,610	30,171

Total current assets	256,813	218,377

Property and equipment, net	67,894	68,224
Goodwill	896,278	824,904
Other acquisition intangible assets	119,857	95,511
Other	84,340	80,460

Total assets	$1,425,182	$1,287,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$50,023	$50,083
Accounts payable	47,172	39,421
Accrued salaries and bonuses	19,096	33,332
Deferred income taxes	474	946
Other current liabilities	125,093	99,886

Total current liabilities	241,858	223,668

Long-term debt, less current maturities	65,024	17
Postretirement benefit obligations	28,652	28,850
Deferred income taxes	36,864	26,115
Other long-term liabilities	23,208	25,167

Total liabilities	395,606	303,817

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 90,159 in 2005 and 89,426 in 2004	9,016	8,943
Paid-in capital	437,513	418,773
Retained earnings	614,704	577,734
Accumulated other comprehensive loss, net	(2,184)	(1,317)
Treasury stock, at cost, 1,396 shares in 2005 and 1,194 shares in 2004	(29,473)	(20,474)

Total shareholders’ equity	1,029,576	983,659

Total liabilities and shareholders’ equity	$1,425,182	$1,287,476

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Treasury Stock	Total
Balance, December 31, 2004		$8,943	$418,773	$577,734	$(1,317)	$(20,474)	$983,659

Net income	$36,970	—	—	36,970	—	—	36,970
Change in fair value of derivatives, net of deferred taxes of $536	803	—	—	—	803	—	803
Change in cumulative foreign currency translation adjustment	(1,670)	—	—	—	(1,670)	—	(1,670)

Comprehensive income	$36,103

Restricted and other stock plans, net		9	1,043	—	—	—	1,052
Common stock redeemed		(1)	—	—	—	—	(1)
Stock purchased for employee benefit trust		—	—	—	—	(8,999)	(8,999)
Stock options exercised		65	11,621	—	—	—	11,686
Tax benefit of stock options exercised		—	6,076	—	—	—	6,076

Balance, March 31, 2005		$9,016	$437,513	$614,704	$(2,184)	$(29,473)	$1,029,576

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$36,970	$33,262

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,687	13,535
Compensation recognized under employee stock plans, net	1,052	1,293
Tax benefit of stock options exercised	6,076	2,789
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(20,653)	(21,464)
Other current assets	128	(5,428)
Deferred income taxes	542	2,159
Estimated income taxes	13,366	13,433
Current liabilities, excluding debt and income taxes	(9,530)	(5,724)
Other long-term liabilities, excluding debt	(759)	(787)

Net cash provided by operations	45,879	33,068

Cash flows from investing activities:
Acquisitions, net of cash acquired	(89,605)	(66,220)
Additions to property and equipment, net	(3,530)	(6,467)
Additions to other assets, net	(10,485)	(6,230)

Net cash used by investing activities	(103,620)	(78,917)
Cash flows from financing activities:
Borrowings under Credit Facility	100,000	—
Payments on Credit Facility	(35,000)	—
Borrowings under Receivables Facility	—	50,000
Payments on Receivables Facility	—	(30,000)
Payments of other debt, net	(53)	(18)
Purchase of stock held by employee benefit trusts, net	(8,999)	—
Redemption of common stock	(1)	(151)
Proceeds from exercise of stock options	11,686	6,927

Net cash provided by financing activities	67,633	26,758

Effect of foreign currency exchange rates on cash and cash equivalents	(307)	—
Net increase (decrease) in cash and cash equivalents	9,585	(19,091)
Cash and cash equivalents, beginning of period	1,577	23,410

Cash and cash equivalents, end of period	$11,162	$4,319

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.	Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is the leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while working diligently to protect personal privacy.

ChoicePoint’s businesses are focused on four primary markets — Insurance Services, Business Services, Government Services and Marketing Services.

The Insurance Services group provides information products and services used in the underwriting and claims processes by property and casualty (“P&C”) insurers. Major offerings to the personal lines P&C market include claims history data, motor vehicle records (“MVR”), accident report records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and business outsourcing services to the commercial insurance market.

The Business Services group provides information products and services to certain Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. Major offerings include employment background screenings and drug testing administration services, public filing searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, authentication services, tenant screening services, mortgage fraud credentialing services and people and shareholder locator information searches. On March 4, 2005 and in response to the fraudulent data access and other matters (Note 13), ChoicePoint announced that it will discontinue the sale of certain information services that contain sensitive consumer data offered by its Business Services group.

Industry leading data, analytic and platform tools enable the Government Services group to provide information products and services to federal, state and local governmental and law enforcement agencies. Major offerings include DNA identification services, background screenings and drug testing administration services, public filing searches, credential verification, authentication services, visual investigative and link analysis software, data visualization, analytics and data integration services.

The Marketing Services group provides direct marketing services to certain Fortune 1000 corporations, insurance companies, agents, financial institutions and other businesses. Marketing Services offers a full complement of products, including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.

2.	Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2005, and the results of operations and cash flows for the three months ended

March 31, 2005 and 2004. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year.

3.	Use of Estimates & Foreign Currency Translation

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

The net assets of the Company’s foreign operations are translated into U.S. dollars using current exchange rates and the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the period. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative foreign currency translation adjustment in Accumulated Other Comprehensive Loss, net. The functional currency of the Company’s foreign operations is the local currency of those operations.

4.	Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is either realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $40.8 million as of March 31, 2005 and $32.0 million as of December 31, 2004. In addition to the general policy discussed above, the following are the specific revenue recognition policies for ChoicePoint’s major business lines and for multiple-element arrangements:

Information Services

Revenue for the P&C personal lines, public filing searches, employment background screening and drug testing, vital records and other services in the Business Services segment is generally earned on a transactional basis and recognized as the services are delivered. Revenue from non-transaction-based arrangements such as subscription licenses and fixed fee arrangements is recognized over the period in which the customer is using the service. Provisions for bad debts and volume discounts are recognized during the period in which they are estimable and applicable, respectively.

Marketing Services

Revenues in the Company’s teleservices, print and data fulfillment services are recognized when projects are completed and delivered (typically within one month) in accordance with contractual terms. Certain database management services in the Marketing Services segment represent hosting arrangements. The contracts for these services are in essence a periodic service agreement to provide database services to a specific customer. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement in accordance with SAB 104, Revenue Recognition in

Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.

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

Government Contracts

Certain of the Company’s government contracts may have cancellation or pricing provisions or renewal clauses that are required by law, such as those dependent upon fiscal funding outside of a governmental unit’s control, so that the contract can be cancelled if deemed in the taxpayer’s best interest and the contract may be subject to limitations under statutes. ChoicePoint considers multiple factors, including the history with the customer in similar transactions, the “essential use” of the service and the planning, budgeting and approval processes undertaken by the governmental entity. If the Company determines that the likelihood of non-acceptance in these arrangements is remote, revenue is recognized once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended March 31, pass-through expense was $180.8 million in 2005 and $162.3 million in 2004.

Reimbursable Expenses

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months ended March 31, totaled $6.5 million in 2005 and $12.9 million in 2004 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.2% for the first quarter ended March 31, 2005, an increase from 38.1% for the same period in 2004. In the accompanying Consolidated Balance Sheets, accrued income taxes of $11.9 million is included in other current liabilities at March 31, 2005 and as of December 31, 2004 a prepayment of $1.3 million was included in other current assets.

5.	Other Operating Charges

In the first quarter of 2005, the Company recorded a pre-tax charge of $5.4 million ($3.3 million net of taxes) for specific expenses related to the fraudulent data access previously disclosed in the Company’s 2004 Form 10-K and discussed in Note 13. These expenses included approximately $2.0 million for communications to, and credit reports and credit monitoring services for, individuals receiving notice of the fraudulent data access and approximately $3.4 million for legal expenses and other professional fees. As of March 31, 2005, $3.3 million was accrued for the remaining obligations related to these charges.

6.	Debt and Other Financing

On December 29, 2004, ChoicePoint entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin and replaces the Company’s former $325 million revolving credit facility. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Facility contains covenants customary for facilities of this type. The Company also has a $25 million line of credit with a group of banks at prime rate which expires December 29, 2009. There was $65.0 million outstanding under the Credit Facility and no borrowings outstanding under the line of credit at March 31, 2005. There were no borrowings outstanding under the Credit Facility or the line of credit at December 31, 2004. Other short-term borrowings at March 31, 2005 and December 31, 2004 include $50 million outstanding under the receivables facility agreement discussed below.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2005. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $50.0 million at both March 31, 2005 and December 31, 2004.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. In 2001, the Company entered into another synthetic lease agreement for up to $48 million to finance the construction of its new data center facility. Both leases expire in 2007, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $68.6 million at March 31, 2005 and the Company would have recorded additional depreciation expense of approximately $575,000 ($355,000 after tax) for the first three months of 2005 and approximately $560,000 ($350,000 after tax) for the first three months of 2004.

At March 31, 2005, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $1.0 million as of March 31, 2005, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the three months ended March 31, 2005 or 2004. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

7. Earnings Per Share and Stock Options

The Company has computed basic and diluted EPS (using the treasury stock method). For the three months ended March 31, 2005 and 2004, options outstanding (weighted for the number of days outstanding in the period) to purchase approximately 1.1 million and 3.3 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common shares during the applicable quarter, and the effect would be antidilutive.

The ChoicePoint Inc. 2003 Omnibus Incentive Plan (“Omnibus Plan”) provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. A variety of discretionary awards for employees and non-employee directors are authorized under the Omnibus Plan, including incentive or non-qualified stock options, restricted stock and deferred stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of certain performance goals as determined by the Management Compensation & Benefits Committee of the Company’s Board of Directors. Option prices are generally set at the closing fair market price on the date of grant and options terms do not exceed ten years. During the first three months of 2005, stock options to purchase approximately 1.5 million shares were granted at fair market value of the underlying stock under the Omnibus Plan with a weighted average option price of $46.03. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS No. 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table. The fair value of the options granted in 2005 is estimated on the date of grant using an actuarial binomial model. The fair value of options granted prior to 2005 was estimated on the date of grant using the Black-Scholes Option Pricing Model.

	Three Months Ended
	March 31,
(In thousands, except per share information)	2005	2004
Net income, as reported	$36,970	$33,262
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(2,489)	(2,555)

Pro forma net income	$34,481	$30,707

Basic EPS — as reported	$0.42	$0.38
Basic EPS — pro forma	$0.39	$0.35

Diluted EPS — as reported	$0.40	$0.37
Diluted EPS — pro forma	$0.38	$0.34

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule allowing companies with December 31st year ends to implement SFAS No. 123(R) as of January 1, 2006. The Company has the option to only apply the SFAS No. 123(R) to all grants after the effective date and to any unvested portion of grants issued prior to the effective date (“Modified Prospective Application”) or to apply the statement retroactively to either periods in 2005 prior to the effective date or all prior years (“Modified Retrospective Application”). The Company is currently evaluating its options for adopting SFAS No. 123(R).

8. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Net income	$36,970	$33,262
Change in fair value of derivatives, net of deferred taxes	803	(531)
Change in cumulative foreign currency translation adjustment	(1,670)	(2)

Comprehensive income	$36,103	$32,729

9.	Acquisitions

On January 4, 2005, the Company acquired the stock of i2 Limited (“i2”), based in Cambridge, United Kingdom and Springfield, Virginia. i2 is a provider of visual investigative and link analysis software for intelligence, law enforcement, military and large commercial applications. The acquisition enhanced

ChoicePoint’s analytics and distribution offerings and government market presence and is reported in our Government Services segment.

The net purchase price was approximately $90 million ($105 million paid in cash, net of $15 million of cash included in i2’s opening balance sheet), which the Company financed with $100 million of borrowings under its unsecured revolving credit facility (see Note 6). The purchase of i2 also includes additional earnout provisions which will be accounted for as additional purchase price if i2 exceeds certain financial targets in 2005 or 2006. The following table summarizes a preliminary estimate of the fair values of assets acquired and liabilities assumed (in thousands):

Current assets	$25,243
Property and equipment, net	2,364
Goodwill	67,389
Other acquisition intangible assets	35,300
Other assets	217

Total assets acquired	130,513

Current liabilities	(16,282)
Long-term deferred tax liability	(9,500)

Total liabilities assumed	(25,782)

Net assets acquired	$104,731

The results of operations from the date of acquisition for i2 are included in the Consolidated Statements of Income. As of March 31, 2005, no additional earnout had been accrued or paid. Goodwill of $67.4 million was allocated to Government Services, none of which is deductible for tax purposes. The allocation of purchase price to the assets and liabilities for this acquisition is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of this acquisition is not material to the consolidated financial statements.

As of March 31, 2005, ChoicePoint has approximately $4.5 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to the i2 acquisition and prior acquisitions.

Subsequent to March 31, 2005, the Company acquired Magnify, Inc., a leading provider of fraud prediction software solutions to the property and casualty insurance carrier markets located in Chicago, Illinois and the Americas and Caribbean operations of EzGov, Inc., an Atlanta-based software and services company that enables the automation of government processes. The pro forma effect of these acquisitions is not material to the consolidated financial statements. The Company is currently in the process of allocating the purchase price related to these acquisitions that will be included in our Insurance Services and Government Services segments, respectively.

10.	Goodwill and Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill impairment whereby goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. All of the provisions of SFAS No. 142 were adopted by ChoicePoint in 2002. The Company completed its annual goodwill impairment review as of October 31, 2004. No impairment charge was recorded in 2004 as a result of this review.

A summary of the change in goodwill during the three months ended March 31, 2005, is as follows:

	December 31,	Acquisitions &	March 31,
(In thousands)	2004	Adjustments	2005
Insurance Services	$74,822	$4,392	$79,214
Business Services	478,572	309	478,881
Government Services	80,605	66,654	147,259
Marketing Services	190,905	19	190,924

Total	$824,904	$71,374	$896,278

As of March 31, 2005 and December 31, 2004, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of March 31, 2005			As of December 31, 2004
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$54,706	$(17,364)	$37,342	$45,362	$(14,906)	$30,456
Purchased data files	35,499	(3,793)	31,706	35,499	(2,973)	32,526
Software	14,800	(11,446)	3,354	14,800	(10,755)	4,045
Non-compete agreements	15,007	(5,003)	10,004	15,007	(4,441)	10,566
Trademarks/tradenames	18,110	—	18,110	10,600	—	10,600
Other intangible assets	28,565	(9,224)	19,341	15,338	(8,020)	7,318

Total	$166,687	$(46,830)	$119,857	$136,606	$(41,095)	$95,511

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/tradenames for the three months ended March 31 of $5.7 million for 2005 compared to $2.8 million for the comparable period of 2004. Estimated full-year amortization expense for the next five years is $22.7 million for 2005, $20.3 million for 2006, $15.7 million for 2007, $12.8 million for 2008 and $10.8 million for 2009. During the three months ended March 31, 2005, the Company acquired the following intangible assets based upon the preliminary allocations:

(In thousands)	Amount	Amortization Period

Customer relationships	$9,500	20 years
Trademarks/Tradenames	7,700	indefinite life asset
Other Intangible Assets	18,100	five years

Total	$35,300

11.	Segment Disclosures

ChoicePoint’s businesses are focused on four primary markets — Insurance Services, Business Services, Government Services and Marketing Services, which constitute our four reportable segments. See Note 1 for a description of each service group. In the first quarter of 2005, less than 5% of the Company’s total revenue was generated outside of the United States, primarily due to the acquisition of i2. No customer represents more than 10% of total revenue. Revenues and operating income for the three months ended March 31, 2005 and 2004 for the four segments and laser technology patents held by the Company (“Royalty”) are presented below.

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$99,727	$54,262	$86,727	$47,260
Business Services	93,823	21,222	75,941	14,357
Government Services	35,293	5,711	17,741	4,114
Marketing Services
Service revenue	23,099	4,257	22,811	4,287
Reimbursable expenses (a)	6,543	—	12,860	—

Total Marketing Services	29,642	4,257	35,671	4,287
Royalty (b)	797	770	1,165	204
Corporate and shared (c)	—	(19,722)	—	(15,951)
Other operating charges (Note 5)	—	(5,412)	—	—

Totals	$259,282	$61,088	$217,245	$54,271

Assets
	March 31,	December 31,
(In thousands)	2005	2004
Insurance Services	$231,268	$214,033
Business Services	670,078	669,773
Government Services	258,776	140,775
Marketing Services	227,958	228,057
Royalty	170	347
Unallocated & Other (d)	36,932	34,491

Total	$1,425,182	$1,287,476

Depreciation & Amortization
	Three Months Ended
	March 31,
(In thousands)	2005	2004
Insurance Services	$2,790	$1,795
Business Services	7,132	5,041
Government Services	4,587	2,459
Marketing Services	1,705	1,741
Royalty	—	407
Unallocated & Other (d)	2,473	2,092

Total	$18,687	$13,535

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	The Company owns a 62.5% interest in laser patent revenue relating to a certain patent involving laser technology that will expire in May 2005.

(c)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

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

	Three Months Ended
	March 31,
(In thousands)	2005	2004
Service cost	$14	$25
Interest cost on accumulated benefit obligation	421	450
Amortization of prior service cost	(74)	(94)

Net periodic postretirement benefit cost	$361	$381

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

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint stock. As of March 31, 2005 and December 31, 2004, the Company has recorded a liability of $19.7 million and $20.5 million, respectively which is included in other long-term liabilities in the Consolidated Balance Sheets.

13.	Commitments and Contingencies

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. On March 8, 2005, the Court administratively closed the Fresco action until the 11th Circuit rules on a dispositive DPPA issue in another case. On March 16, 2005, Plaintiffs filed a motion to re-open the case, which ChoicePoint and the other defendants opposed. The Company is defending against this action vigorously.

A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleges that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. The Company’s March 31, 2005 and December 31, 2004 balance sheets include a liability for the estimated fees and expenses in connection with the resolution of this matter.

Fraudulent Data Access

As described in the Company’s Form 10-K for the year ended December 31, 2004, during 2004 ChoicePoint discovered that a few of the Company’s small business customers in the Los Angeles area had opened their ChoicePoint accounts using stolen identities and altered documents, which allowed those customers to improperly access ChoicePoint information services. As of the filing of the Form 10-K, the Company had identified approximately 145,000 consumers that may have had their personal information improperly accessed as a result of this Los Angeles incident and certain other instances of improper access to ChoicePoint information services. ChoicePoint’s review of the recent Los Angeles and other incidents of fraudulent or improper data access is ongoing. Additional information regarding the fraudulent data access is described in the Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fraudulent Data Access” of this Form 10-Q.

The Company is involved in several legal proceedings or investigations that relate to these matters, as described in “Legal Proceedings” of this Form 10-Q. ChoicePoint is unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on the financial results, financial condition, and liquidity and on the trading price of the Company’s common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial Company resources and executive time be devoted to defend these proceedings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — First Quarter 2005 vs. 2004 Consolidated Comparisons

Revenue

Across our markets, we compete on data, analytics and distribution. A majority of our revenue streams are transaction based, earning revenue each time our databases are accessed and further promoting the scalability of our products and services. The fundamentals that drive revenues are numerous and varied across and within our business segments. Generally, the Company’s primary growth drivers are new customer acquisitions, increased penetration of new products, expansion into new markets, acquisitions and emerging risk-oriented growth opportunities such as homeland security. On a macro level, low unemployment, a changing regulatory environment and new initiatives contribute to enhanced opportunities for ChoicePoint.

	Three Months Ended
	March 31,
(In Thousands)	2005	2004	Change
Total revenue	$259,282	$217,245	19%
Reimbursable expenses per EITF 01-14	6,543	12,860

Service revenue	$252,739	$204,385	24%

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

In the first quarter of 2005, total revenue increased 19% over the first quarter of 2004 compared to 11% growth in the first quarter of 2004 over the first quarter of 2003 primarily from unit growth in our Insurance Services segment and our Business Services’ vital records and background screening and tenant screening businesses. First quarter consolidated internal revenue, which represents core revenue less incremental revenue from acquisitions, increased 7.1% for 2005 over 2004 (excluding $33.8 million of incremental acquisition revenue) and increased 6.9% for the first quarter of 2004 compared to 2003 (excluding incremental acquisition revenue of $7.7 million in 2004).

Operating Income

	Three Months Ended
	March 31,
(In thousands)	2005	2004	Change
Operating Income	$61,088	$54,271	13%
Operating Income as a percentage of service revenue	24.2%	26.6%
Operating Income as a percentage of total revenue	23.6%	25.0%

The Company’s operating income for the first quarter of 2005 was $61.1 million, an increase of $6.8 million, or 13%, from $54.3 million in the comparable period of 2004. Excluding $5.4 million of other operating charges (discussed below), operating income would have been $66.5 million, or 26.3% of service revenue, for the three months ended March 31, 2005, or a 23% increase from 2004. Operating income in Insurance Services, Business Services and Government Services all improved due to increased revenues and operating income generated by our new acquisitions offset slightly by higher occupancy costs, acquisition integration costs and our investments in people, products and market initiative costs to further grow the business. In Marketing Services we continue to see stabilizing trends as revenue increased slightly and operating margins remained fairly consistent from the prior year.

Corporate costs included in selling, general and administrative expenses increased $3.8 million in the first quarter of 2005 compared to the same period of 2004, primarily related to additional costs for Sarbanes-Oxley related compliance and audit expense and increased investments in people and infrastructure to support the Company’s growth. As a result, corporate costs remained consistent at 7.8% of service revenue.

The 2005 other operating charges of $5.4 million ($3.3 million net of taxes) were specific expenses related to the fraudulent data access previously disclosed in our 2004 Form 10-K and as discussed below under “Fraudulent Data Access”. These expenses included approximately $2.0 million for communications to, and credit reports and credit monitoring services for, individuals receiving notice of the fraudulent data access and approximately $3.4 million for legal expenses and other professional fees. The Company also will incur additional incremental expenses as a result of the fraudulent data access and related events over the next few quarters. ChoicePoint cannot currently estimate the expenses for additional legal, consulting and other operating items.

Interest Expense

Interest expense was $1.3 million for the first quarter of 2005, compared with $526,000 in 2004 due to higher average debt outstanding and interest rates.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.2% for the first quarter ended March 31, 2005, an increase from 38.1% for the same period in 2004.

Segment Information

The following table provides additional details of service revenue (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the Consolidated Statements of Income:

	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$99,727	$54,262	$86,727	$47,260
Business Services	93,823	21,222	75,941	14,357
Government Services	35,293	5,711	17,741	4,114
Marketing Services
Service revenue	23,099	4,257	22,811	4,287
Reimbursable expenses (a)	6,543	—	12,860	—

Total Marketing Services	29,642	4,257	35,671	4,287
Royalty	797	770	1,165	204
Corporate and shared (b)	—	(19,722)	—	(15,951)
Other operating charges (c)	—	(5,412)	—	—

Totals from operations	$259,282	$61,088	$217,245	$54,271

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(c)	See Note 5 to the Consolidated Financial Statements

In the first quarter of 2005, Insurance Services continued its historically strong performance, contributing revenue of $99.7 million, up 15%, or $13.0 million, from $86.7 million in the first quarter of 2004 led by good unit growth trends in our core personal lines underwriting products, new product contributions and expanded services and longer term growth initiatives at Insurity. Internal revenue growth from the first quarter of 2004 to the first quarter of 2005 of 11.8% excludes $2.7 million of incremental acquisition revenue in 2005.

Business Services’ revenue for the first quarter of 2005 increased $17.9 million, or 24%, to $93.8 million from $75.9 million in the first quarter of 2004. This growth was driven primarily by strong top line contributions from our background screening, tenant screening and vital records products, offsetting weaker trends in drug testing and online public filings businesses. This growth was also driven by our 2004 acquisitions including Charles Jones, LLC, Superior Information Services, LLC, Service Abstract Corp., and ADREM Profiles, Inc. Excluding revenue from acquisitions completed after March 31, 2004 of $14.1 million, internal revenue for Business Services increased 5.0% for the first quarter of 2005 over the comparable period of 2004.

Government Services’ revenue for the first quarter of 2005 increased $17.6 million, or 99%, to $35.3 million from $17.7 million in the first quarter of 2004 due to incremental contributions from the acquisition of i2 in the first quarter of 2005 and The Templar Corporation and iMapData.com, Inc. in the first quarter of 2004. Excluding acquisition revenue of $17.0 million in 2005, internal revenue for Government Services increased 3.1% for the first quarter of 2005 over the comparable period in 2004, due primarily to increased volumes at our Bode operations.

Marketing Services’ service revenue for the first quarter of 2005 increased $0.3 million, or 1%, to $23.1 million in 2005 from $22.8 million in 2004. Marketing Services’ total revenue for the first quarter of 2005 decreased $6.0 million, or 17%, to $29.6 million from $35.7 million in the first quarter of 2004, solely due to a decrease in reimbursable expenses. Internal revenue for Marketing Services increased 1.3% for the first quarter of 2005 over the comparable period in 2004.

First quarter royalty revenue from laser technology patents held by the Company decreased to $0.8 million in 2005 from $1.2 million in 2004 as one patent expired in November 2004. The remaining patent underlying this revenue expires in May 2005.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We currently estimate 2005 capital expenditures will be approximately $65-$70 million. However, any material variance of our operating results from our projections or investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing. The Company uses cash generated to invest in growing the business and to fund acquisitions and operations. Therefore, no cash dividends have been paid, and we do not anticipate paying any cash dividends on our common stock in the near future.

There were $65.0 million in net borrowings under the Company’s $400 million unsecured revolving credit facility (“the Credit Facility”) at March 31, 2005, and no borrowings outstanding at December 31, 2004. This facility expires in December 2009. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $50.0 million at March 31, 2005 and December 31, 2004. At March 31, 2005, we had approximately $385 million of available capacity under these facilities.

Contractual obligations and the related future payments at March 31, 2005

	Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Debt	$115,000	$50,000	$—	$65,000	$—
Capital lease obligations	47	23	24	—	—
Operating leases and other commitments	76,461	18,190	25,050	13,445	19,776
Total contractual cash obligations	$191,508	$68,213	$25,074	$78,445	$19,776

* Excludes a $1.0 million liability related to the fair market valuation of our interest rate swaps discussed below.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the third quarter of 2003, we modified our $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $68.6 million at March 31, 2005, and the Company would have recorded additional depreciation expense of approximately $575,000 ($355,000 after tax) for the three months ended March 31, 2005 and $560,000 and ($350,000 after tax) for the three months ended March 31, 2004.

Derivatives

Derivative financial instruments at March 31, 2005 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases. At March 31, 2005, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2005, the fair value of the outstanding interest rate swap agreements was a liability of $1.0 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).

Summary of Cash Activities

Net cash provided by operating activities was $45.9 million for the three months ended March 31, 2005 and $33.1 million for the comparable period of 2004. The increase in net cash provided by operating activities of $12.8 million was driven primarily by increased net income, increased depreciation and amortization related to recent acquisitions and an increased tax benefit on stock options exercised. The impact of the net change in operating assets and liabilities increased approximately $900,000 as compared to the impact in the comparable period of the prior year primarily as a result of increased accounts receivable. Our accounts receivable increased by $38.1 million from March 31, 2004 to March 31, 2005 while revenue increased $42.0 million from 2004 to 2005 for the three months ended March 31, resulting in an increase in DSO, net of pass-through expenses (“Days Sales Outstanding”) of 2.1 days to 43.3 days as of March 31, 2005. The increase in DSO was due to increased project-related sales and sales in our Government Services segment, which has typically slower paying customers.

Net cash used in investing activities for the three months ended March 31 includes $89.6 million in 2005 and $66.2 million in 2004 for the acquisition of stock of i2 (2005), the Templar Corporation (2004) and iMapData.com (2004) to further capitalize on investment opportunities to build our business model, to expand our offerings to new markets and to develop new products.

The Company provided net cash from financing activities of $67.6 million during the three months ended March 31, 2005 by borrowings under the Credit Facility to fund the aforementioned acquisition of i2, was offset partially by the $9.0 million purchase of stock for our employee benefit trust. During the comparable period of 2004, the Company provided net cash of $26.8 million to fund 2004 acquisitions.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of March 31, 2005, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as these estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: SFAS No. 142 requires the assessment of goodwill and other indefinite life assets for impairment on at least an annual basis (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2004. No impairment charge was recorded as a result of the Company’s reassessment of goodwill in its public filings reporting unit as a result of the estimated annual revenue loss of $15 to $20 million due to the fraudulent data access event disclosed in our 2004 Form 10-K.

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

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No 144. Amortization of capitalized software costs for the three months ended March 31 were approximately $3.9 million in 2005 and $3.6 million in 2004.

Postretirement benefit obligations: In connection with developing projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions provided by the Company’s independent actuaries including a discount rate of 5.75% and an initial health care cost trend rate of approximately 11.33%. A 0.25% decrease or increase in the discount rate (to 6.0% or 5.5%) would result in a change to the liability of approximately $500,000. Actual results could differ from these estimates.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule allowing companies with December 31st year ends to implement SFAS No. 123(R) as of January 1, 2006. The Company has the option to only apply the SFAS No. 123(R) to all grants after the effective date and to any unvested portion of grants issued prior to the effective date (“Modified Prospective Application”) or to apply the statement retroactively to either periods in 2005 prior to the effective date or all prior years (“Modified Retrospective Application”). The Company is currently evaluating its options for adopting SFAS No. 123(R).

Fraudulent Data Access

ChoicePoint’s review of the Los Angeles fraudulent data access described in the Company’s Form 10-K for the year ended December 31, 2004 and other similar incidents is ongoing. The Company currently expects the number of potentially affected consumers as a result of those incidents to increase from the approximately 145,000 consumers previously identified, but the Company does not anticipate that the increase will be significant.

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2004, ChoicePoint is continuing to strengthen its customer credentialing procedures and is recredentialing components of its customer base, particularly customers that have access to products that contain personally identifiable information. Further, the Company continues to review and investigate other matters related to credentialling and customer use. The Company’s investigations as well as those of law enforcement continue. The Company believes it is likely that there are other instances that will result in notification to consumers. As previously stated, the Company intends for consumers to be notified, irrespective of current state law requirements, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

On March 4, 2005, ChoicePoint announced that the Company will discontinue the sale of certain information services that contain sensitive consumer data, including social security numbers, except (1) where there is either a specific consumer driven transaction or benefit, or (2) where such services serve as authentication or fraud prevention tools provided to large accredited customers with existing consumer relationships, or (3) where the services support federal, state or local government and law enforcement purposes. The Company cannot currently accurately estimate the future impact that the customer fraud, related events and the decision to discontinue certain services will have on our operating results and financial condition. ChoicePoint estimates it will encounter a decline in revenue from these customers in its public filings business, which could reduce total revenue for the year ended December 31, 2005 by $15 to $20 million and may be dilutive to earnings per share by $0.10 to $0.12. The Company will review various technology investments in this small business segment as well as other related costs incurred in serving this segment. For the three months ended March 31, 2005, ChoicePoint incurred $5.4 million of expenses for certain charges associated with these matters, including $2 million the Company expensed for the three-bureau credit reports and credit monitoring services provided to affected consumers who have received notices from the Company, plus $3.4 million of legal expenses and other professional advisory fees incurred through the end of the quarter. The Company cannot currently estimate the future expense for additional legal, consulting and other operating items relating to these matters. In addition, the publicity associated with these events or changes in regulation may materially harm the business and ChoicePoint’s relationship with customers or data suppliers.

The Company is involved in several legal proceedings or investigations that relate to these matters, as described in “Legal Proceedings” of this Form 10-Q. ChoicePoint is unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on the financial results, financial condition, and liquidity and on the trading price of the Company’s common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial Company resources and executive time be devoted to defend these proceedings.

Security Breaches and Misuse of Information Services

Security breaches in the Company’s facilities, computer networks, and databases may cause harm to ChoicePoint’s business and reputation and result in a loss of customers. Many security measures have been instituted to protect the systems and to assure the marketplace that these systems are secure. However, despite such security measures, the Company’s systems may be vulnerable to physical intrusion, computer viruses, attacks by hackers or similar disruptive problems. Users may also obtain improper access to the Company’s information services if they use stolen identities or other fraudulent means to become ChoicePoint customers or by improperly accessing ChoicePoint’s information services through legitimate customer accounts. If users gain improper access to ChoicePoint’s databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on the networks. A security or privacy breach may affect ChoicePoint in a variety of ways, including but not limited to, the following ways:

•	deterring customers from using ChoicePoint’s products and services or resulting in a loss of existing customers;

•	deterring data suppliers from supplying data to the Company;

•	harming the Company’s reputation;

•	exposing ChoicePoint to litigation and other liabilities;

•	increasing operating expenses to correct problems caused by the breach;

•	affecting the Company’s ability to meet customers’ expectations;

•	causing inquiry from governmental authorities; or

•	legislation that could materially affect the Company’s operations.

The Company expects that, despite its ongoing efforts to prevent fraudulent or improper activity, in the future it may detect additional incidents in which consumer data has been fraudulently or improperly acquired. The number of potentially affected consumers identified by any future incidents is obviously unknown.

Forward-Looking Statements

Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the impact of our decision to discontinue certain services, the results of our re-credentialing of customer accounts, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining our data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets and privacy matters affecting the Company and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of March 31, 2005. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

As of March 31, 2005, there were $65.0 million in borrowings outstanding under the Credit Facility and $50.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At March 31, 2005, the Company’s interest rate was approximately 3.3% under these facilities. At March 31, 2005, $68.6 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at March 31, 2005. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at March 31, 2005, a one percent change in interest rates would result in a change in annual pretax expense of approximately $1.2 million based on the Company’s current level of borrowing. As noted above, as of March 31, 2005, $67.0 million of the $68.6 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports or submitted under the Exchange Act. There were no significant changes to our internal controls over financial reporting during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. On March 8, 2005, the Court administratively closed the Fresco action until the 11th Circuit rules on a dispositive DPPA issue in another case. On March 16, 2005, Plaintiffs filed a motion to re-open the case, which ChoicePoint and the other defendants opposed. The Company is defending against this action vigorously.

A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleges that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. The Company’s March 31, 2005 and December 31, 2004 balance sheets include a liability for the estimated fees and expenses in connection with the resolution of this matter.

The Company has received a variety of inquiries and requests from state Attorneys General as a result of the recent Los Angeles fraudulent data access incident that is described elsewhere in this Form 10-Q and in greater detail in our Form 10-K for the year ended December 31, 2004. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the approximately 145,000 affected consumers identified to date. In addition, certain state Attorneys General have requested, including by use of subpoena, information and documents to determine whether ChoicePoint has violated certain applicable state laws regarding consumer protection and related matters. The Company is cooperating with the state Attorneys General in connection with these inquiries.

ChoicePoint has received notice from the Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry into the circumstances surrounding any possible recent identity theft, recent trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.

In addition, the Federal Trade Commission (“FTC”) is conducting an inquiry into the Company’s compliance with federal laws governing consumer information security and related issues. In particular, the FTC has required the Company to produce information and documents regarding the Company’s customer credentialing process and the recent incident in Los Angeles, as well as reported similar previous incidents. The Company is cooperating with the FTC in connection with its inquiry.

A number of congressional leaders are calling for hearings and proposing legislative responses in light of increasing concerns over identity theft. For example, the Senate Committee on Banking, Housing and Urban Affairs, the Senate Committee on the Judiciary, the House Committee on Financial Services and the House

Energy and Commerce Subcommittee on Commerce, Trade and Consumer Protection have held hearings to consider recent identity theft concerns.

The Company is a defendant in four purported class action lawsuits pending in the U.S. District Court for the Central District of California. Each of those cases is described below. On April 19, 2005, Judge Otero ordered these four cases consolidated for purposes of discovery and trial. Harrington v. ChoicePoint, CV05-1294 being considered the first-filed case, is designated first on every case caption.

The Company is a defendant in a complaint filed on February 18, 2005 in the Superior Court of the State of California, County of Los Angeles. The case was removed to the U.S. District Court for the Central District of California on March 21, 2005 (Goldberg v. ChoicePoint Inc. CV05-2016). The lawsuit alleges, among other things, violations of California law in connection with the recent fraud incident in Los Angeles. The plaintiff purports to bring the lawsuit on behalf of a class of others similarly situated and seeks injunctive relief and damages in an unspecified amount. The Company filed a motion to dismiss April 20, 2005 and intends to defend the lawsuit vigorously.

ChoicePoint is also a defendant in a complaint filed on February 22, 2005 in the U.S. District Court for the Central District of California (Harrington v. ChoicePoint Inc. CV05 1294). An Amended Complaint was filed on March 25, 2005. The lawsuit alleges violations of the federal Fair Credit Reporting Act (“FCRA”), various California statutes and common law torts. The plaintiffs purport to bring the lawsuit on behalf of a class of affected persons and seek injunctive relief and damages, including up to $1,000 for each violation of the FCRA and unspecified punitive damages. On April 28, 2005, ChoicePoint filed a motion to dismiss. The Company intends to defend this lawsuit vigorously.

ChoicePoint is also a defendant in a complaint filed on March 8, 2005 in the U.S. District Court for the Central District of California (Salladay v. ChoicePoint Inc. CV05-1683). An Amended Complaint was filed on April 13. 2005. The lawsuit alleges violations of the FCRA, the California Consumer Credit Reporting Agencies Act (“CCCRAA”), as well as other California statutes. The plaintiff purports to bring the lawsuit on behalf of a class of affected persons and seeks actual damages of up to $1,000 for each violation of the FCRA and punitive damages of $5,000 per consumer under the CCCRAA. The lawsuit purports to include a class of persons to whom ChoicePoint allegedly did not provide full disclosure, upon the consumer’s request, pursuant to CCCRAA. The Company intends to defend this lawsuit vigorously.

ChoicePoint is also a defendant in a complaint filed on March 18, 2005 and amended on March 29, 2005 in the U.S. District Court for the Central District of California (Cloy v. ChoicePoint Inc. CV05-1993). The lawsuit alleges violations of the FCRA, CCCRAA, and other federal and California laws and common law. The plaintiff purports to bring the lawsuit on behalf of a class of affected persons and seeks injunctive relief and monetary relief, including disgorgement, compensatory damages, statutory damages and punitive damages. The Company intends to defend this lawsuit vigorously.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access incident described elsewhere in this Form 10-Q and in greater detail in our Form 10-K for the year ended December 31, 2004. Since then, additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. Each of these lawsuits purports to be filed on behalf of a class of the Company’s shareholders who purchased the Company’s common stock between certain specified dates and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On May 3, 2005, a motion was filed seeking consolidation of the three class action complaints filed in the Northern District of Georgia and appointment of a lead plaintiff and lead counsel for the putative class of shareholders. The district court has not yet ruled on the motion. A similar motion was filed on May 3, 2005 in the Central District of California seeking consolidation of the two class action complaints filed in that district and the appointment of the same lead plaintiff and lead counsel for the putative class of shareholders. That motion remains pending as well. The Company intends to defend vigorously these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased (1)	per Share	Announced Plans	the Plans
2/1/05-2/29/05	5,094	$46.12	—	—

(1) Common stock redeemed from employees who surrendered shares previously acquired in payment of withholding tax

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the quarter ended March 31, 2005.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Third Amendment to the ChoicePoint Inc. 2003 Omnibus Incentive Plan.*

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven S. Surbaugh, Chief Financial Officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.

(Registrant)

May 9, 2005	/s/ Derek V. Smith

Date	Derek V. Smith, Chairman and
Chief Executive Officer
(Duly Authorized Officer)

May 9, 2005	/s/ Steven W. Surbaugh

Date	Steven W. Surbaugh, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Third Amendment to the ChoicePoint Inc. 2003 Omnibus Incentive Plan.*

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract, compensatory plan or arrangement required to be filed as an exhibit.