Form 10-Q
period 2005-06-30
CHOICEPOINT INC
filed 2005-08-08
CIK 1040596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, $.10 Par Value	90,312,405

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Income (unaudited) – Three Months Ended June 30, 2005 and 2004 And Six Months Ended June 30, 2005 and 2004	3
Consolidated Balance Sheets (unaudited) – June 30, 2005 and December 31, 2004	4
Consolidated Statement of Shareholders’ Equity (unaudited)– Six Months Ended June 30, 2005	5
Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2005 and 2004	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	31
Item 6. Exhibits	31
Signatures	32
Exhibit Index	33
EX-10.2 AMENDMENT NO.5 TO LOAN AGREEMENT, DATED JUNE 27,2005
EX-10.3 FORMS OF STOCK OPTION AGREEMENTS
EX-10.4 FORMS OF RESTRICTED STOCK GRANT AGREEMENTS
EX-10.5 FORM OF SHARE EQUIVALENT UNIT AGREEMENT
EX-10.6 FORM OF DEFERRED SHARES AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Service revenue	$259,418	$223,700	$512,157	$428,085
Reimbursable expenses (Note 4)	6,623	7,691	13,166	20,551

Total revenue	266,041	231,391	525,323	448,636

Costs and expenses:
Cost of revenue	139,533	116,528	270,920	227,299
Reimbursable expenses	6,623	7,691	13,166	20,551
Selling, general and administrative	54,992	47,681	109,844	87,024
Other operating charges	6,040	—	11,452	—

Total costs and expenses	207,188	171,900	405,382	334,874

Operating income	58,853	59,491	119,941	113,762
Interest expense	1,056	811	2,322	1,337

Income before income taxes	57,797	58,680	117,619	112,425
Provision for income taxes	21,379	22,357	44,231	42,840

Net income	$36,418	$36,323	$73,388	$69,585

Earnings per share (Note 7)
Basic	$0.41	$0.42	$0.83	$0.80

Diluted	$0.40	$0.40	$0.80	$0.77

Weighted average shares — basic	89,108	87,296	88,954	87,043
Diluted effect of stock options	2,594	3,986	2,995	3,804

Weighted average shares — diluted	91,702	91,282	91,949	90,847

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except par values)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$1,069	$1,577
Accounts receivable, net of allowance for doubtful accounts of $5,622 in 2005 and $5,128 in 2004	216,083	186,629
Deferred income tax assets	3,791	—
Other current assets	30,818	30,171

Total current assets	251,761	218,377

Property and equipment, net	72,561	68,224
Goodwill	908,821	824,904
Other acquisition intangible assets	106,610	95,511
Other	86,528	80,460

Total assets	$1,426,281	$1,287,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$50,042	$50,083
Accounts payable	55,046	39,421
Accrued salaries and bonuses	20,960	33,332
Income taxes payable	8,080	—
Deferred income taxes	—	946
Other current liabilities	117,440	99,886

Total current liabilities	251,568	223,668

Long-term debt, less current maturities	20,041	17
Postretirement benefit obligations	27,467	28,850
Deferred income taxes	35,831	26,115
Other long-term liabilities	23,456	25,167

Total liabilities	358,363	303,817

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 90,364 in 2005 and 89,426 in 2004	9,037	8,943
Paid-in capital	443,823	418,773
Retained earnings	651,122	577,734
Accumulated other comprehensive loss, net	(6,591)	(1,317)
Treasury stock, at cost, 1,396 shares in 2005 and 1,194 shares in 2004	(29,473)	(20,474)

Total shareholders’ equity	1,067,918	983,659

Total liabilities and shareholders’ equity	$1,426,281	$1,287,476

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
(In thousands)	Income	Stock	Capital	Earnings	Loss, net	Stock	Total
Balance, December 31, 2004		$8,943	$418,773	$577,734	$(1,317)	$(20,474)	$983,659

Net income	$73,388	—	—	73,388	—	—	73,388
Change in fair value of derivatives, net of deferred taxes of $437	654	—	—	—	654	—	654
Change in cumulative foreign currency translation adjustment	(5,928)	—	—	—	(5,928)	—	(5,928)

Comprehensive income	$68,114

Restricted and other stock plans, net		10	2,486	—	—	—	2,496
Common stock redeemed		(1)	—	—	—	—	(1)
Stock purchased for employee benefit trust		—	—	—	—	(8,999)	(8,999)
Stock options exercised		85	14,903	—	—	—	14,988
Tax benefit of stock options exercised		—	7,661	—	—	—	7,661

Balance, June 30, 2005		$9,037	$443,823	$651,122	$(6,591)	$(29,473)	$1,067,918

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$73,388	$69,585

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37,571	29,161
Compensation expense recognized under employee stock plans, net	2,496	2,953
Tax benefit of stock options exercised	7,661	7,632
Changes in assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable, net	(20,987)	(15,563)
Other current assets	74	(6,043)
Deferred income taxes	1,925	2,435
Estimated income taxes	10,098	17,016
Current liabilities, excluding debt and income taxes	6,652	(3,819)
Other long-term liabilities, excluding debt	(2,549)	(1,265)

Net cash provided by operations	116,329	102,092

Cash flows from investing activities:
Acquisitions, net of cash acquired	(108,091)	(194,891)
Additions to property and equipment, net	(14,470)	(10,090)
Additions to other assets, net	(19,776)	(14,332)

Net cash used in investing activities	(142,337)	(219,313)

Cash flows from financing activities:
Borrowings under Credit Facility	100,000	70,000
Payments on Credit Facility	(80,000)	(30,000)
Borrowings under Receivables Facility	—	70,000
Payments on Receivables Facility	—	(30,000)
Payments of other debt, net	(17)	(48)
Purchase of stock held by employee benefit trusts, net	(8,999)	—
Redemption of common stock	(1)	(151)
Proceeds from exercise of stock options	14,988	16,032

Net cash provided by financing activities	25,971	95,833

Effect of foreign currency exchange rates on cash and cash equivalents	(471)	—
Net decrease in cash and cash equivalents	(508)	(21,388)
Cash and cash equivalents, beginning of period	1,577	23,410

Cash and cash equivalents, end of period	$1,069	$2,022

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
Industry leading data, analytic and platform tools enable the Government Services group to provide information products and services to federal, state and local governmental and law enforcement agencies and certain non-data related software and services into international markets. Major offerings include DNA identification services, background screenings and drug testing administration services, public filing searches, credential verification, authentication services, visual investigative and link analysis software, data visualization, analytics and data integration services.
The Marketing Services group provides direct marketing services to certain Fortune 1000 corporations, insurance companies, agents, financial institutions and other businesses. Marketing Services offers a full complement of products, including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.
2. Basis of Presentation
The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2005, and the results of operations and cash flows for the three months and six months ended June 30, 2005 and 2004. The adjustments have been of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
The net assets of the Company’s foreign operations, which are located primarily in the United Kingdom, are translated into U.S. dollars using current exchange rates and the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the period. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative foreign currency translation adjustment in Accumulated Other Comprehensive Loss, net. The functional currency of the Company’s foreign operations is the local currency of those operations.
4. Revenue and Expense Recognition
Revenue
ChoicePoint recognizes revenue when it is either realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $39.1 million as of June 30, 2005 and $32.0 million as of December 31, 2004. In addition to the general policy discussed above, the following are the specific revenue recognition policies for ChoicePoint’s major business lines and for multiple-element arrangements:
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
Software Services
Certain software revenues are generated primarily by transactions that include multiple-element arrangements encompassing licensing software systems (consisting of software and maintenance support) and providing professional services. ChoicePoint allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for maintenance and support services, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. If the fair value of any undelivered element included in bundled software and service arrangements cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
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
Pass-through Expense
The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the six months ended June 30, pass-through expense was $367.5 million in 2005 and $322.9 million in 2004.
Reimbursable Expenses
In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months ended June 30, totaled $6.6 million in 2005 and $7.7 million in 2004, and for the six months ended June 30 were $13.2 million in 2005 and $20.6 million in 2004 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.
Income Taxes
ChoicePoint’s effective tax rate was 37.0% for the second quarter and 37.6% for the six months ended June 30, 2005, a decrease from 38.1% for both the second quarter and six months ended June 30, 2004. At June 30, 2005 accrued income taxes were $8.1 million, and as of December 31, 2004, the Company had a prepayment of $1.3 million which was included in other current assets. The lower effective tax rate for the second quarter and six months ended June 30, 2005 reflects a $700,000 benefit from the completion during the quarter of a state tax audit.
5. Other Operating Charges
The Company recorded a pre-tax charge of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005 and $6.0 million ($3.7 million net of taxes) in the second quarter of 2005 for specific expenses related to the fraudulent data access previously disclosed and discussed in Note 13. These expenses included approximately $2.0 million for communications to, and credit reports and credit monitoring services for, individuals receiving notice of the fraudulent data access and approximately $9.4 million for legal expenses and other professional fees. As of June 30, 2005, $5.9 million was accrued for the remaining obligations related to these charges.
6. Debt and Other Financing
On December 29, 2004, ChoicePoint entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin and replaces the Company’s former $325 million revolving credit facility. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Facility contains covenants customary for facilities of this type, and a $25 million line of credit at prime rate. There was $20.0 million outstanding under the Credit Facility and no borrowings outstanding under the line of credit at June 30, 2005. There were no borrowings outstanding under the Credit Facility or the line of credit at December 31, 2004. Other short-term borrowings at June 30, 2005 and December 31, 2004 include $50 million outstanding under the receivables facility agreement discussed below.
In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2006. The Receivables Facility bears interest at the commercial paper rate of the lender plus an applicable margin of 0.38% per annum at June 30, 2005. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $50.0 million at both June 30, 2005 and December 31, 2004.
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
The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $68.6 million at June 30, 2005 and the Company would have recorded additional depreciation expense of approximately $1.1 million ($700,000 after tax) for the first six months of 2005 and 2004.
At June 30, 2005, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $1.2 million as of June 30, 2005, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the three months or six months ended June 30, 2005 or 2004. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.
7. Earnings Per Share and Stock Options
The Company has computed basic and diluted EPS using the treasury stock method. For the six months ended June 30, 2005 and 2004, options outstanding (weighted for the number of days outstanding in the period) to purchase approximately 2.3 million and 940,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common shares during the applicable quarter, and the effect would be antidilutive.
The ChoicePoint Inc. 2003 Omnibus Incentive Plan (“Omnibus Plan”) provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. A variety of discretionary awards for employees and non-employee directors are authorized under the Omnibus Plan, including incentive or non-qualified stock options, restricted stock and deferred shares. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of certain performance goals as determined by the Management Compensation & Benefits Committee of the Company’s Board of Directors. Option prices are generally set at the closing fair market price on the date of grant and options terms do not exceed ten years. During the first six months of 2005, stock options to purchase approximately 1.6 million shares were granted at fair market value of the underlying stock under the Omnibus Plan with a weighted average option price of $45.92. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with these plans, as all options granted under these plans had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS No. 148 as of January 1, 2003 with respect to the disclosure requirements. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had either elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table. The fair value of the options granted in 2005 is estimated on the date of grant using an actuarial binomial model. The fair value of options granted prior to 2005 was estimated on the date of grant using the Black-Scholes Option Pricing Model.

(In thousands, except per	Three Months Ended		Six Months Ended
share information)	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$36,418	$36,323	$73,388	$69,585
Deduct: Total stock-based employee compensation expense determined under fair value based method for stock option awards, net of related tax effects	(3,284)	(242)	(5,773)	(2,797)

Pro forma net income	$33,134	$36,081	$67,615	$66,788

Basic EPS– as reported	$0.41	$0.42	$0.83	$0.80
Basic EPS – pro forma	$0.37	$0.41	$0.76	$0.77

Diluted EPS – as reported	$0.40	$0.40	$0.80	$0.77
Diluted EPS – pro forma	$0.36	$0.40	$0.74	$0.74
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
8. Comprehensive Income
Total comprehensive income for the three months and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Net income	$36,418	$36,323	$73,388	$69,585
Change in fair value of derivatives, net of deferred taxes	(149)	1,587	654	1,056
Change in cumulative foreign currency translation adjustment	(4,258)	(10)	(5,928)	(12)

Comprehensive income	$32,011	$37,900	$68,114	$70,629

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
The net purchase price was approximately $93 million ($108 million paid in cash, net of $15 million of cash included in i2’s opening balance sheet), which the Company financed with $100 million of borrowings under its unsecured revolving credit facility (see Note 6). The purchase of i2 also includes additional earnout provisions which will be accounted for as additional purchase price if i2 exceeds certain financial targets in 2005 or 2006. The following table summarizes a preliminary estimate of the fair values of assets acquired and liabilities assumed (in thousands):

Current assets	$13,870
Property and equipment, net	2,376
Goodwill	74,503
Other acquisition intangible assets	24,900
Other assets	216

Total assets acquired	115,865

Current liabilities	(15,544)
Other long-term liabilities	(590)
Long-term deferred tax liability	(6,739)

Total liabilities assumed	(22,873)

Net assets acquired	$92,992

The results of operations from the date of acquisition for i2 are included in the Consolidated Statements of Income. As of June 30, 2005, no additional earnout had been accrued or paid. Goodwill of $74.5 million was allocated to Government Services, none of which is deductible for tax purposes. The allocation of purchase price to the assets and liabilities for this acquisition is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of this acquisition is not material to the consolidated financial statements.
Also in the first six months of 2005, the Company acquired Magnify, Inc., a leading provider of fraud prediction software solutions to the property and casualty insurance carrier markets located in Chicago, Illinois and the Americas and Caribbean operations of EzGov, Inc., an Atlanta-based software and services company that enables the automation of government processes. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $12.0 million in cash. Goodwill of $4.5 million was allocated to Insurance Services and $4.0 million to Government Services. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements.
As of June 30, 2005, ChoicePoint has approximately $2.8 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to the 2005 and prior acquisitions.
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
A summary of the change in goodwill during the six months ended June 30, 2005, is as follows:

	December 31,	Acquisitions &	June 30,
(In thousands)	2004	Adjustments	2005
Insurance Services	$74,822	$9,079	$83,901
Business Services	478,572	257	478,829
Government Services	80,605	74,318	154,923
Marketing Services	190,905	263	191,168

Total	$824,904	$83,917	$908,821

As of June 30, 2005 and December 31, 2004, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of June 30, 2005			As of December 31, 2004
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$49,167	$(19,781)	$29,386	$45,362	$(14,906)	$30,456
Purchased data files	35,499	(4,612)	30,887	35,499	(2,973)	32,526
Software	17,096	(12,088)	5,008	14,800	(10,755)	4,045
Non-compete agreements	15,007	(5,566)	9,441	15,007	(4,441)	10,566
Trademarks/tradenames	15,723	—	15,723	10,600	—	10,600
Other intangible assets	26,374	(10,209)	16,165	15,338	(8,020)	7,318

Total	$158,866	$(52,256)	$106,610	$136,606	$(41,095)	$95,511

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/tradenames for the six months ended June 30 of $11.2 million for 2005 compared to $6.9 million for the comparable period of 2004. Estimated full-year amortization expense for the next five years is $22.2 million for 2005, $19.9 million for 2006, $15.3 million for 2007, $12.4 million for 2008 and $10.4 million for 2009. During the six months ended June 30, 2005, the Company acquired the following intangible assets based upon the preliminary allocations:

(In thousands)	Amount	Amortization Period
Customer relationships	$4,000	20 years
Software	18,796	four to five years
Trademarks/Tradenames	5,400	Indefinite life asset

Total	$28,196

11. Segment Disclosures
ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Business Services, Government Services and Marketing Services, which constitute our four reportable segments. See Note 1 for a description of each service group. In the second quarter and six months ended June 30, 2005, less than 5% of the Company’s total revenue was generated outside of the United States, primarily due to the acquisition of i2. No customer represents more than 10% of total revenue. Revenues and operating income for the three months and six months ended June 30, 2005 and 2004 for the four segments and laser technology patents held by the Company (“Royalty”) are presented below.

	Three months ended		Three months ended
	June 30, 2005		June 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$102,097	$55,266	$88,129	$48,401
Business Services	96,836	20,406	87,547	17,052
Government Services	36,941	3,418	23,530	7,275
Marketing Services
Service revenue	23,018	3,661	23,224	4,408
Reimbursable expenses (a)	6,623	—	7,691	—

Total Marketing Services	29,641	3,661	30,915	4,408
Royalty (b)	526	325	1,270	661
Corporate and shared (c)	—	(18,183)	—	(18,306)
Other operating charges (Note 5)	—	(6,040)	—	—

Totals	$266,041	$58,853	$231,391	$59,491

	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$201,824	$109,528	$174,856	$95,661
Business Services	190,659	41,628	163,488	31,409
Government Services	72,234	9,129	41,271	11,389
Marketing Services
Service revenue	46,117	7,918	46,035	8,695
Reimbursable expenses (a)	13,166	—	20,551	—

Total Marketing Services	59,283	7,918	66,586	8,695
Royalty (b)	1,323	1,095	2,435	865
Corporate and shared (c)	—	(37,905)	—	(34,257)
Other operating charges (Note 5)	—	(11,452)	—	—

Totals	$525,323	$119,941	$448,636	$113,762

Assets
	June 30,	December 31,
(In thousands)	2005	2004
Insurance Services	$235,557	$214,033
Business Services	671,896	669,773
Government Services	260,688	140,775
Marketing Services	229,820	228,057
Royalty	183	347
Unallocated & Other (d)	28,137	34,491

Total	$1,426,281	$1,287,476

Depreciation & Amortization
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Insurance Services	$2,778	$2,079	$5,568	$3,874
Business Services	7,517	6,550	14,649	11,591
Government Services	4,590	2,775	9,177	5,234
Marketing Services	1,508	1,730	3,213	3,471
Royalty	—	406	—	813
Unallocated & Other (d)	2,491	2,086	4,964	4,178

Total	$18,884	$15,626	$37,571	$29,161

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	The Company owns a 62.5% interest in laser patent revenue relating to a certain patent involving laser technology that expired in May 2005.

(c)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004
Service cost	$14	$25	$28	$50
Interest cost on accumulated benefit obligation	421	450	842	901
Amortization of prior service cost	(74)	(94)	(148)	(188)

Net periodic postretirement benefit cost	$361	$381	$722	$763

In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”),” which requires additional disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits that are impacted by the Act. The Company is currently evaluating its options related to the adoption of this Act.
ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint stock. As of June 30, 2005 and

December 31, 2004, the Company has recorded a liability of $19.8 million and $20.5 million, respectively which is included in other long-term liabilities in the Consolidated Balance Sheets.
13. Commitments and Contingencies
A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. On March 8, 2005, the Court administratively closed the Fresco action until the 11th Circuit rules on a dispositive DPPA issue in another case. On March 16, 2005, Plaintiffs filed a motion to re-open the case, which ChoicePoint and the other defendants opposed. The motion was heard on July 21, 2005 and has been taken under advisement by the court. The Company is defending against this action vigorously.
A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleges that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, the shareholders, and our customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which will be filed with and is subject to Court approval after a fairness hearing. If approved, the Company will establish a cash fund for the benefit of qualifying class members, the payouts from which could total up to $7,000,000. The Company shall also fund redeemable certificates of value to qualifying class members that may be used to obtain certain direct marketing services. The aggregate value of the redeemable certificates available to qualifying class members could total as much as $7,000,000. The Company will also pay $500,000 in cy pres funds, up to $2,950,000 toward plaintiffs’ attorneys’ fees, costs and expenses, settlement administration costs, and an aggregate sum of $10,000 to the named plaintiffs. The Company’s June 30, 2005 balance sheet includes a liability for the currently estimated fees and expenses in connection with the resolution of this matter.
Fraudulent Data Access
As described in the Company’s Form 10-K for the year ended December 31, 2004, during 2004 ChoicePoint discovered that a few of the Company’s small business customers in the Los Angeles area had opened their ChoicePoint accounts using stolen identities and altered documents, which allowed those customers to improperly access ChoicePoint information services. As of the filing of the Form 10-K, the Company had notified approximately 145,000 consumers that may have had their personal information improperly accessed as a result of this Los Angeles incident and certain other instances of improper access to ChoicePoint information services. As of the date of this Form 10-Q, the Company has sent notice of potential fraudulent data access to a total of approximately 150,000 consumers. ChoicePoint’s review of the recent Los Angeles and other incidents of fraudulent or improper data access is ongoing. Additional information regarding the fraudulent data access is described in the Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fraudulent Data Access” of this Form 10-Q.

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
14. Subsequent Event
On July 26, 2005 ChoicePoint’s Board of Directors approved the repurchase of up to $250 million in Company stock. The repurchase program will be effective ten days following the filing of the Company’s Form 10-Q for the period ended June 30, 2005 with the U.S. Securities and Exchange Commission. The Company may repurchase stock under the program from time to time through August 19, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations –2005 vs. 2004 Consolidated Comparisons
Revenue
Across our markets, we compete on data, analytics and distribution. A majority of our revenue streams are transaction based, earning revenue each time our databases are accessed and further promoting the scalability of our products and services. The fundamentals that drive revenues are numerous and varied across and within our business segments. Generally, the Company’s primary growth drivers are new customer acquisitions, increased penetration of new products, expansion into new markets, acquisitions and emerging risk-oriented growth opportunities such as homeland security. On a macro level, unemployment, a change in the regulatory environment and new initiatives can impact ChoicePoint’s revenue.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2005	2004	Change	2005	2004	Change
Total revenue	$266,041	$231,391	15%	$525,323	$448,636	17%
Reimbursable expenses per EITF 01-14	6,623	7,691		13,166	20,551

Service revenue	$259,418	$223,700	16%	$512,157	$428,085	20%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under EITF 01-14 (see Note 4 to the Consolidated Financial Statements). The Company uses the core revenue metric to measure its continuing operations without the effect of reimbursable expenses. Management also uses core revenue to assess and manage its on-going businesses and to assist in determining operational incentive awards.
In the second quarter of 2005, total revenue increased 15% over the second quarter of 2004 compared to 16% growth in the second quarter of 2004 over the second quarter of 2003. For the first six months of 2005, total revenue increased 17% over the same period in 2004 driven primarily by continued strong growth in our personal lines underwriting and background screening businesses. Second quarter consolidated internal revenue, which represents core revenue less incremental revenue from acquisitions, increased 7.0% for 2005 over 2004 (excluding $20.1 million of incremental acquisition revenue) and increased 7.2% for the second quarter of 2004 compared to 2003 (excluding incremental acquisition revenue of $21.4 million in 2004). Despite the loss from product changes in our public filings businesses, consolidated internal revenue growth remained materially consistent at 7.1% for 2005 compared to 7.0% for 2004.
Operating Income

	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Operating Income	$58,853	$59,491	(1)%	$119,941	$113,762	5%
Operating Income as a percentage of service revenue	22.7%	26.6%		23.4%	26.6%
Operating Income as a percentage of total revenue	22.1%	25.7%		22.8%	25.4%
The Company’s operating income for the second quarter of 2005 was $58.9 million, a decrease of $0.6 million, or 1%, from $59.5 million in the comparable period of 2004. Excluding $6.0 million of other operating charges (discussed below), operating income would have been $64.9 million, or 25.0% of service revenue, for the three months ended June 30, 2005, or a 9% increase from 2004.
For the six months ended June 30, operating income was $119.9 million in 2005, an increase of $6.1 million or 5% from $113.8 million in 2004. Excluding $11.4 million of other operating charges discussed below, operating income would have been $131.4 million in 2005, an increase of $17.6 million or 15% from $113.8 million in 2004. The Company has presented this analysis with and without these items because they represent costs that management excludes in its assessments of operating results of the business.
The Company recorded other operating charges of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005 and $6.0 million ($3.7 million net of taxes) in the second quarter of 2005 for specific expenses related to the fraudulent data access previously disclosed and as discussed below under “Fraudulent Data Access”. Approximately $2.0 million of the $11.4 million total charges through June 30, 2005 were for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $9.4 million for legal expenses and other professional fees. The Company currently estimates that it will also incur additional incremental expenses as a result of the fraudulent data access of approximately $3 to $5 million for each of the remaining quarters of 2005.
Interest Expense
Interest expense was $1.1 million for the second quarter of 2005, compared with $811,000 in 2004. For the six months ended June 30, 2005, interest expense was $2.3 million, an increase from $1.3 million in 2004 due to higher average borrowing levels and higher interest rates.
Income Taxes
ChoicePoint’s effective tax rate was 37.0% for the second quarter and 37.6% for the six months ended June 30, 2005, a decrease from 38.1% for both the second quarter and six months ended June 30, 2004. The lower effective tax rate for the second quarter and six months ended June 30, 2005 reflects a $700,000 benefit from the completion during the quarter of a state tax audit.
Segment Information
The following table provides additional details of service revenue (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the Consolidated Statements of Income:

	Three months ended		Three months ended
	June 30, 2005		June 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$102,097	$55,266	$88,129	$48,401
Business Services	96,836	20,406	87,547	17,052
Government Services	36,941	3,418	23,530	7,275
Marketing Services
Service revenue	23,018	3,661	23,224	4,408
Reimbursable expenses (a)	6,623	—	7,691	—

Total Marketing Services	29,641	3,661	30,915	4,408
Royalty	526	325	1,270	661
Corporate and shared (b)	—	(18,183)	—	(18,306)
Other operating charges (c)	—	(6,040)	—	—

Totals from operations	$266,041	$58,853	$231,391	$59,491

	Six months ended		Six months ended
	June 30, 2005		June 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$201,824	$109,528	$174,856	$95,661
Business Services	190,659	41,628	163,488	31,409
Government Services	72,234	9,129	41,271	11,389
Marketing Services
Service revenue	46,117	7,918	46,035	8,695
Reimbursable expenses (a)	13,166	—	20,551	—

Total Marketing Services	59,283	7,918	66,586	8,695
Royalty (b)	1,323	1,095	2,435	865
Corporate and shared (c)	—	(37,905)	—	(34,257)
Other operating charges (Note 5)	—	(11,452)	—	—

Totals	$525,323	$119,941	$448,636	$113,762

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(c)	See Note 5 to the Consolidated Financial Statements
In the second quarter of 2005, Insurance Services continued its historically strong performance, contributing revenue of $102.1 million, up 16%, or $14.0 million, from $88.1 million in the second quarter of 2004. For the first six months of 2005 revenue was $201.8 million, an increase of $26.9 million or 15% from $174.9 million in 2004 due primarily to strong unit growth and new product contributions in our personal lines underwriting business, particularly our core C.L.U.E., credit and MVR products. Additionally, in the second quarter Insurity signed several new contracts which should provide long-term growth. Internal revenue growth from the second quarter of 2004 to the second quarter of 2005 of 12.7% excludes $2.8 million of incremental acquisition revenue in 2005. Internal revenue growth for the six months ended June 30, 2005 was 12.3% from the same period in 2004, and excludes $5.5 million of incremental acquisition growth in 2005.

Operating income as a percentage of service revenue (“operating margin”) for the Insurance Services group was 54.1% for the quarter ended June 30, 2005, which was materially consistent with an operating margin of 54.9% for the same period in the prior year.
Business Services’ revenue for the second quarter of 2005 increased $9.3 million, or 11%, to $96.8 million from $87.5 million in the second quarter of 2004. For the six months ended June 30, 2005, Business Services revenue was $190.7 million, up 17% or $27.2 million, from $163.5 million in the same period of the prior year. This growth was driven primarily by strong top line contributions from our background screening and VitalChek units, compensating for the effect of the product changes described below under “Fraudulent Data Access” and resulting softening revenues in our public filings businesses. Excluding revenue from 2004 acquisitions of $5.5 million, internal revenue for Business Services increased 4.3% for the second quarter of 2005 over the comparable period of 2004. Internal revenue growth for the six months ended June 30, 2005 was 4.6% from the same period in 2004, and excludes $19.6 million of incremental acquisition revenue growth in 2005.
Operating margin for the Business Services group improved for the quarter ended June 30, 2005 to 21.1% compared to 19.5% for the same period of 2004 due primarily to margin expansions in our background and tenant screening businesses.
Government Services’ revenue for the second quarter of 2005 increased $13.4 million, or 57%, to $36.9 million from $23.5 million in the second quarter of 2004. For the six months ended June 30, 2005, Government Services revenue was $72.2 million, up 75% or $30.9 million, from $41.3 million in the same period of the prior year due primarily to incremental contributions from the acquisition of i2 in the first quarter of 2005. Excluding acquisition revenue of $11.8 million, internal revenue for Government Services increased 7.0% for the second quarter of 2005 over the comparable period in 2004, due primarily to strong sales at our Bode DNA lab. Internal revenue growth for the six months ended June 30, 2005 was 5.3% from the same period in 2004, and excludes $28.8 million of incremental acquisition revenue growth in 2005.
In the Government Services segment, operating margins decreased from 30.9% in the second quarter of 2004 to 9.3% for the same period of 2005 due to a combination of factors including the seasonality of i2’s business acquired in January of 2005, higher integration costs associated with combining our Templar, iMap and EzGov units into one organization, delays in some new law enforcement contracts, and unfavorable revenue mix.
Marketing Services’ service revenue for the second quarter of 2005 decreased $0.2 million, or 1%, to $23.0 million in 2005 from $23.2 million in 2004. Internal revenue was the same as service revenue for the second quarter of 2005 as there was no acquisition revenue. For the six months ended June 30, 2005, Marketing Services’ service revenue was $46.1 million, an increase of $0.1 million from $46.0 million in the same period of the prior year. Marketing Services’ total revenue for the second quarter of 2005 decreased $1.3 million, or 4%, to $29.6 million from $30.9 million in the second quarter of 2004, with $1.1 million of the change due to a decrease in reimbursable expenses. For the six months ended June 30, 2005, total revenue decreased to $59.3 million, or $7.3 million from $66.6 million for the same period in 2004, with $7.4 million of this decrease due to a decrease in reimbursable expenses.
Operating margins in the Marketing Services segment (operating income as a percentage of service revenue) decreased in the second quarter of 2005 to 15.9% from 19.0% for the same period of 2004 primarily due to product mix. Operating income as a percentage of total revenue decreased from 14.3% in the second quarter of 2004 to 12.4% for the quarter ended June 30, 2005.
Corporate costs decreased slightly to $18.2 million in the second quarter of 2005 from $18.3 million in the same period of 2004, as additional costs for Sarbanes-Oxley related compliance and increased investments in people and infrastructure to support the Company’s growth were offset by decreased compensation expense related to employee benefits.

Second quarter royalty revenue from laser technology patents held by the Company decreased to $0.5 million in 2005 from $1.3 million in 2004 as one patent expired in November 2004, and the final patent underlying this revenue expired in May 2005. For the six months ended June 30, 2005 royalty revenue was $1.3 million, a decrease from $2.4 million for the same period of 2004.
Cash Flow and Liquidity Review
Capital Resources
The Company’s sources of cash liquidity include, but are not limited to, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, interest and tax obligations for the next twelve months. We currently estimate 2005 capital expenditures will be approximately $65-$75 million. However, any material variance of our operating results from our projections or investments in or acquisitions of businesses, products or technologies could require us to obtain additional equity or debt financing. The Company plans on using cash generated to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock as discussed below. Therefore, no cash dividends have been paid, and we do not anticipate paying any cash dividends on our common stock in the near future.
On July 26, 2005, ChoicePoint’s Board of Directors approved the repurchase of up to $250 million in Company stock. The repurchase program will be effective ten days following the filing of the Company’s Form 10-Q for the period ended June 30, 2005 with the U.S. Securities and Exchange Commission. The Company may repurchase stock under the program from time to time through August 19, 2007.
There were $20.0 million in net borrowings under the Company’s $400 million unsecured revolving credit facility (“the Credit Facility”) at June 30, 2005, and no borrowings outstanding at December 31, 2004. This facility expires in December 2009. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $50.0 million at June 30, 2005 and December 31, 2004. At June 30, 2005, we had approximately $430 million of available capacity under these facilities.
Contractual obligations and the related future payments at June 30, 2005

	Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Debt*	$70,000	$50,000	$—	$20,000	$—
Capital lease obligations	83	42	41	—	—
Operating leases and other commitments	72,886	17,800	23,399	12,766	18,921

Total contractual cash obligations	$142,969	$67,842	$23,440	$32,766	$18,921

*	Excludes a $1.2 million liability related to the fair market valuation of our interest rate swaps discussed below.
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
The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the third quarter of 2003, we modified our $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $68.6 million at June 30, 2005, and the Company would have recorded additional depreciation expense of approximately $1.1 million ($700,000 after tax) for the six months ended June 30, 2005 and 2004.
Derivatives
Derivative financial instruments at June 30, 2005 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases. At June 30, 2005, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2005, the fair value of the outstanding interest rate swap agreements was a liability of $1.2 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).
Summary of Cash Activities
Net cash provided by operating activities was $116.3 million for the six months ended June 30, 2005 and $102.1 million for the comparable period of 2004. The increase in net cash provided by operating activities of $14.2 million was driven primarily by increased net income and increased depreciation and amortization related to recent acquisitions. The impact of the net change in operating assets and liabilities increased cash by approximately $2.5 million as compared to the impact in the comparable period of the prior year. Our accounts receivable increased by $36.9 million from June 30, 2004 to June 30, 2005 while revenue increased $34.7 million from 2004 to 2005 for the three months ended June 30, resulting in an increase in DSO, net of pass-through expenses (“Days Sales Outstanding”) of 1.7 days to 41.9 days as of June 30, 2005. The increase in Days Sales Outstanding was due to increased project-related sales and sales in our Government Services segment, which has typically slower paying customers.
Net cash used in investing activities for the six months ended June 30 includes $108.1 million in 2005 and $194.9 million in 2004 for the acquisitions of i2, EzGov and Magnify (2005), and the Templar Corporation, iMapData.com, Charles Jones, LLC, Superior Information Services, LLC, ADREM Profiles, Inc., Service Abstract Corp., and Investigation Technologies, LLC d/b/a Rapsheets (2004) to further capitalize on investment opportunities to build our business model, to expand our offerings to new markets and to develop new products.
Net cash provided by financing activities was $26.0 million during the six months ended June 30, 2005 due to borrowing under the Credit Facility to fund the aforementioned acquisition of i2, which was offset partially by the $9.0 million purchase of stock for our employee benefit trust, and repayments of $80.0 million on the Credit Facility. During the comparable period of 2004, net cash provided by financing activities was $95.8 million which was used to fund 2004 acquisitions.
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
Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of June 30, 2005, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as these estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.
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
Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software costs for the six months ended June 30 were approximately $8.2 million in 2005 and $7.4 million in 2004.
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
Fraudulent Data Access
ChoicePoint’s review of the Los Angeles fraudulent data access described in the Company’s Form 10-K for the year ended December 31, 2004 and other similar incidents is ongoing. The Company currently expects that the number of consumers to which it will send notice of potential fraudulent data access will increase from the approximately 150,000 consumers it has notified to date, but the Company does not anticipate that the increase will be significant.
As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2004, ChoicePoint is continuing to strengthen its customer credentialing procedures and is recredentialing components of its customer base, particularly customers that have access to products that contain personally identifiable information. Further, the Company continues to review and investigate other matters related to credentialing and customer use. The Company’s investigations as well as those of law enforcement continue. The Company believes that there are other instances that will likely result in notification to consumers. As previously stated, the Company intends for consumers to be notified, irrespective of current state law requirements, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.
On March 4, 2005, ChoicePoint announced that the Company will discontinue the sale of certain information services that contain sensitive consumer data, including social security numbers, except (1) where there is either a specific consumer driven transaction or benefit, or (2) where such services serve as authentication or fraud prevention tools provided to large accredited customers with existing consumer relationships, or (3) where the services support federal, state or local government and law enforcement purposes. The Company cannot currently accurately estimate the future impact that the customer fraud, related events and the decision to discontinue certain services will have on our operating results and financial condition. ChoicePoint estimates it will encounter a decline in revenue from these customers in its public filings business, which could reduce total revenue for the year ending December 31, 2005 by $15 to $20 million and may be dilutive to earnings per share by $0.10 to $0.12. The Company will review various technology investments in this small business segment as well as other related costs incurred in serving this segment.
ChoicePoint incurred $5.4 million ($3.3 million net of taxes) in the first quarter of 2005 and $6.0 million ($3.7 million net of taxes) in the second quarter of 2005 for specific expenses related to the fraudulent data access previously disclosed. Approximately $2.0 million of the $11.4 million total charges through June 30, 2005 were for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $9.4 million for legal expenses and other professional fees. The Company currently estimates that it will also incur additional incremental expenses as a result of the fraudulent data access of approximately $3 to $5 million for each of the remaining quarters of 2005. In addition, the publicity associated with these events or changes in regulation may materially harm the business and ChoicePoint’s relationship with customers or data suppliers.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of June 30, 2005. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.
As of June 30, 2005, there were $20.0 million in borrowings outstanding under the Credit Facility and $50.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At June 30, 2005, the Company’s interest rate was approximately 3.7% under these facilities. At June 30, 2005, $68.6 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at June 30, 2005. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.3% through August 2007, the expiration of the Swap Agreements.
Based on the Company’s overall interest rate exposure at June 30, 2005, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $700,000 based on the Company’s current level of borrowing. As noted above, as of June 30, 2005, $67.0 million of the $68.6 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements.
Item 4. Controls and Procedures
The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports or submitted under the Exchange Act. There were no significant changes to our internal controls over financial reporting during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and individuals may execute transactions without the proper authority or disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. On March 8, 2005, the Court administratively closed the Fresco action until the 11th Circuit rules on a dispositive DPPA issue in another case. On March 16, 2005, Plaintiffs filed a motion to re-open the case, which ChoicePoint and the other defendants opposed. The motion was heard on July 21, 2005 and has been taken under advisement by the Court. The Company is defending against this action vigorously.
A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleges that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint seeks certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, the shareholders, and our customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which will be filed with and is subject to Court approval after a fairness hearing. If approved, the Company will establish a cash fund for the benefit of qualifying class members, the payouts from which could total up to $7,000,000. The Company shall also fund redeemable certificates of value to qualifying class members that may be used to obtain certain direct marketing services. The aggregate value of the redeemable certificates available to qualifying class members could total as much as $7,000,000. The Company will also pay $500,000 in cy pres funds, up to $2,950,000 toward plaintiffs’ attorneys’ fees, costs and expenses, settlement administration costs, and an aggregate sum of $10,000 to the named plaintiffs. The Company’s June 30, 2005 balance sheet includes a liability for the currently estimated fees and expenses in connection with the resolution of this matter.
The Company has received a variety of inquiries and requests from state Attorneys General as a result of the recent Los Angeles fraudulent data access incident that is described elsewhere in this Form 10-Q and in greater detail in our Form 10-K for the year ended December 31, 2004. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the approximately 150,000 consumers identified to date. In addition, certain state Attorneys General have requested, including by use of subpoena, information and documents to determine whether ChoicePoint has violated certain applicable state laws regarding consumer protection and related matters. The Company is cooperating with the state Attorneys General in connection with these inquiries.
ChoicePoint has received notice from the Securities and Exchange Commission (“SEC”) that the SEC is conducting an investigation into the circumstances surrounding any possible recent identity theft, recent trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.

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
A number of congressional committees have held hearings in light of increasing concerns over identity theft. For example, the Senate Committee on Banking, Housing and Urban Affairs, the Senate Committee on the Judiciary, the Senate Committee on Commerce, Science and Transportation, the House Committee on Financial Services and the House Energy and Commerce Subcommittee on Commerce, Trade and Consumer Protection have held hearings to consider recent identity theft concerns. Several congressional leaders have introduced legislation that addresses identity theft.
The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v. ChoicePoint, CV05-1294. On June 30, 2005, plaintiffs filed a First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries. The amended complaint alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. The Company intends to defend this lawsuit vigorously.
On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the Fair Credit Reporting Act (“FCRA”), the Driver’s Privacy Protection Act (“DPPA”), and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On July 17, 2005, ChoicePoint filed a motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company intends to defend this lawsuit vigorously.
On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access described elsewhere in this Form 10-Q and in greater detail in our Form 10-K for the year ended December 31, 2004. Since then, additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. Each of these lawsuits purports to be filed on behalf of a class of the Company’s shareholders who purchased the Company’s common stock between certain specified dates and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. Motions seeking consolidation of the class action complaints filed in the Northern District of Georgia and appointment of a lead plaintiff and lead counsel for the putative class of shareholders have been filed. The district court has not yet ruled on the motions. The Company intends to defend these lawsuits vigorously.
On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (“Plan”). The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after

November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. The Company intends to defend this lawsuit vigorously.
While the ultimate resolution of the aforementioned cases cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.
On June 27, 2005, the Company was served with a shareholder derivative lawsuit. This suit is pending in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Company intends to defend this lawsuit vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On April 28, 2005 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:
a)	Votes cast or withheld regarding the reelection of one director for a term expiring in 2007

	FOR	WITHHELD
Ray M. Robinson	82,790,350	1,065,943
b)	Votes cast or withheld regarding the reelection of three directors for terms expiring in 2008

	FOR	WITHHELD
Dr. John J. Hamre	81,125,243	2,731,050
John B. McCoy	81,117,528	2,738,765
Terrence Murray	81,108,649	2,747,644
c)	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005:

FOR	AGAINST	ABSTAIN
82,974,403	767,458	114,432

Item 5. Other Information
Not Applicable.
Item 6. Exhibits
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Employment Agreement, dated April 25, 2005, by and between ChoicePoint Inc. and Carol A. DiBattiste (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 6, 2005).

10.2	Amendment No. 5 to Loan Agreement, dated June 27, 2005.

10.3	Forms of Stock Option Agreements under the 2003 Omnibus Incentive Plan.

10.4	Forms of Restricted Stock Grant Agreements under the 2003 Omnibus Incentive Plan.

10.5	Form of Share Equivalent Unit Agreement for Non-Employee Directors under the 2003 Omnibus Incentive Plan.

10.6	Form of Deferred Shares Agreement for Employees and Officers under the 2003 Omnibus Incentive Plan.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.

(Registrant)

August 8, 2005	/s/ Derek V. Smith

Date	Derek V. Smith, Chairman and
Chief Executive Officer
(Duly Authorized Officer)

August 8, 2005	/s/ Steven W. Surbaugh

Date	Steven W. Surbaugh, Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Employment Agreement, dated April 25, 2005, by and between ChoicePoint Inc. and Carol A. DiBattiste (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 6, 2005).

10.2	Amendment No. 5 to Loan Agreement, dated June 27, 2005.

10.3	Forms of Stock Option Agreements under the 2003 Omnibus Incentive Plan.

10.4	Forms of Restricted Stock Grant Agreements under the 2003 Omnibus Incentive Plan.

10.5	Form of Share Equivalent Unit Agreement for Non-Employee Directors under the 2003 Omnibus Incentive Plan.

10.6	Form of Deferred Shares Agreement for Employees and Officers under the 2003 Omnibus Incentive Plan.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven W. Surbaugh, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.