Form 10-Q
period 2005-09-30
CHOICEPOINT INC
filed 2005-11-08
CIK 1040596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $.10 Par Value	89,681,191

CHOICEPOINT INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005
INDEX

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Service revenue	267,261	231,466	779,418	659,551
Reimbursable expenses (Note 4)	7,480	6,149	20,646	26,700

Total revenue	274,741	237,615	800,064	686,251

Costs and expenses:
Cost of revenue	139,183	118,750	410,103	346,049
Reimbursable expenses	7,480	6,149	20,646	26,700
Selling, general and administrative	59,095	48,680	168,939	135,704
Other operating charges	4,006	—	15,458	—

Total costs and expenses	209,764	173,579	615,146	508,453

Operating income	64,977	64,036	184,918	177,798
Interest expense	925	885	3,247	2,222

Income before income taxes	64,052	63,151	181,671	175,576
Provision for income taxes	24,468	23,998	68,699	66,838

Net income	$39,584	$39,153	$112,972	$108,738

Earnings per share (Note 7)
Basic	$0.44	$0.45	$1.27	$1.25

Diluted	$0.43	$0.43	$1.23	$1.19

Weighted average shares — basic	89,024	87,781	88,980	87,307
Diluted effect of stock options	2,910	3,761	3,000	3,793

Weighted average shares — diluted	91,934	91,542	91,980	91,100

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except par values)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$5,377	$1,577
Accounts receivable, net of allowance for doubtful accounts of $5,633 in 2005 and $5,128 in 2004	231,315	186,629
Deferred income tax assets	2,090	—
Other current assets	32,080	30,171

Total current assets	270,862	218,377

Property and equipment, net	72,082	68,224
Goodwill	908,662	824,904
Other acquisition intangible assets, net	108,396	95,511
Other	92,011	80,460

Total assets	$1,452,013	$1,287,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$54,232	$50,083
Accounts payable	45,261	39,421
Accrued salaries and bonuses	34,115	33,332
Income taxes payable	8,706	—
Deferred income taxes	—	946
Other current liabilities	118,690	99,886

Total current liabilities	261,004	223,668

Long-term debt, less current maturities	30,038	17
Postretirement benefit obligations	24,797	28,850
Deferred income taxes	39,957	26,115
Other long-term liabilities	22,084	25,167

Total liabilities	377,880	303,817

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 90,730 in 2005 and 89,426 in 2004	9,073	8,943
Paid-in capital	453,456	418,773
Retained earnings	690,706	577,734
Accumulated other comprehensive loss, net	(8,020)	(1,317)
Treasury stock, at cost, 2,374 shares in 2005 and 1,194 shares in 2004	(71,082)	(20,474)

Total shareholders’ equity	1,074,133	983,659

Total liabilities and shareholders’ equity	$1,452,013	$1,287,476

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive
(In thousands)	Income	Stock	Capital	Earnings	Income (Loss), net	Treasury Stock	Total
Balance, December 31, 2004		$8,943	$418,773	$577,734	$(1,317)	$(20,474)	$983,659

Net income	$112,972	—	—	112,972	—	—	112,972
Change in fair value of derivatives, net of deferred taxes of $777	1,165	—	—	—	1,165	—	1,165
Change in cumulative foreign currency translation adjustment	(7,868)	—	—	—	(7,868)	—	(7,868)

Comprehensive income	$106,269

Restricted and other stock plans, net		10	3,866	—	—	—	3,876
Common stock redeemed		(1)	—	—	—	—	(1)
Common stock repurchased						(41,610)	(41,610)
Stock purchased for employee benefit trust		—	—	—	—	(8,998)	(8,998)
Stock options exercised		121	18,629	—	—	—	18,750
Tax benefit of stock options exercised		—	12,188	—	—	—	12,188

Balance, September 30, 2005		$9,073	$453,456	$690,706	$(8,020)	$(71,082)	$1,074,133

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$112,972	$108,738

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56,886	45,733
Compensation expense recognized under employee stock plans, net	3,876	3,850
Tax benefit of stock options exercised	12,188	7,962
Gain on sale of minority investment	—	(3,549)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(36,332)	(20,383)
Other current assets	(1,267)	(5,471)
Deferred income taxes	7,498	19,122
Accrued income taxes	10,488	19,664
Current liabilities, excluding debt and income taxes	6,676	(1,616)
Other long-term liabilities, excluding debt	(5,622)	3,057

Net cash provided by operations	167,363	177,107

Cash flows from investing activities:
Acquisitions and investment, net of cash acquired	(119,149)	(200,823)
Cash proceeds from sale of minority investment	—	3,549
Additions to property and equipment, net	(20,471)	(15,167)
Additions to other assets, net	(30,459)	(23,531)

Net cash used in investing activities	(170,079)	(235,972)

Cash flows from financing activities:
Borrowings under Credit Facility	120,000	70,000
Payments on Credit Facility	(90,000)	(70,000)
Borrowings under Receivables Facility	—	70,000
Payments on Receivables Facility	—	(50,000)
Borrowings (Payments) of other debt, net	4,172	(74)
Repurchase of common stock	(36,771)	—
Purchase of stock held by employee benefit trusts, net	(8,998)	—
Redemption of common stock	(1)	(75)
Proceeds from exercise of stock options	18,750	17,603

Net cash provided by financing activities	7,152	37,454

Effect of foreign currency exchange rates on cash and cash equivalents	(636)	—
Net increase (decrease) in cash and cash equivalents	3,800	(21,411)
Cash and cash equivalents, beginning of period	1,577	23,410

Cash and cash equivalents, end of period	$5,377	$1,999

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
The Business Services group provides information products and services to certain Fortune 1000 corporations, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. Major offerings include employment background screenings and drug testing administration services, public filing searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, authentication services, tenant screening services, mortgage fraud credentialing services and people and shareholder locator information searches. On March 4, 2005 and in response to the fraudulent data access and other matters (Note 14), ChoicePoint announced that it would discontinue the sale of certain information services that contain sensitive consumer data offered by its Business Services group.
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
2. Basis of Presentation
The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements have been prepared on the historical cost basis, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2005, the results of operations for the three months and nine months ended

September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The adjustments have been of a normal recurring nature.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) in the Annual Report on Form 10-K (File No. 1-13069). The current period’s results are not necessarily indicative of results to be expected for a full year.
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
4. Revenue and Expense Recognition
Revenue
ChoicePoint recognizes revenue when it is either realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $43.2 million as of September 30, 2005 and $32.0 million as of December 31, 2004. In addition to the general policy discussed above, the following are the specific revenue recognition policies for ChoicePoint’s major business lines and for multiple-element arrangements:
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
Marketing Services
Revenues in the Company’s teleservices, print and data fulfillment services are recognized when projects are completed and delivered (typically within one month) in accordance with contractual terms. Certain database management services in the Marketing Services segment represent hosting arrangements. The contracts for these services are in essence a periodic service agreement to provide database services to a specific customer. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin 104,

Revenue Recognition in Financial Statements, and Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.
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
Pass-through Expense
The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended September 30, pass-through expense was $186.6 million in 2005 and $164.1 million in 2004, and for the nine months ended September 30, pass-through expense was $554.1 million in 2005 and $487.0 million in 2004.
Reimbursable Expenses
In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months ended September 30, totaled $7.5 million in 2005 and $6.1 million in 2004, and for the nine months ended September 30 were $20.6 million in 2005 and $26.7 million in 2004 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.
Income Taxes
ChoicePoint’s effective tax rate was 38.2% for the third quarter and 37.8% for the nine months ended September 30, 2005, compared to 38.0% for the third quarter and 38.1% for the nine months ended September 30, 2004. At September 30, 2005 accrued income taxes were $8.7 million. At December 31, 2004, the Company had a prepayment of $1.3 million which was included in other current assets. The lower effective tax rate for the nine months ended September 30, 2005 reflects a $700,000 benefit primarily as a result of the completion of a state tax audit during the second quarter.
5. Other Operating Charges
The Company recorded a pre-tax charge of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005, $6.0 million ($3.7 million net of taxes) in the second quarter of 2005, and $4.0 million ($2.5 million net of taxes) in the third quarter of 2005 for specific expenses related to the fraudulent data access previously disclosed and discussed in Note 14. These expenses included approximately $2.0 million for communications to, and credit reports and credit monitoring services for, individuals receiving notice of the fraudulent data access and approximately $13.5 million for legal expenses and other professional fees. As of September 30, 2005, $5.7 million was accrued for the remaining obligations related to the charges incurred to date.
6. Debt and Other Financing
On December 29, 2004, ChoicePoint entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin and replaces the Company’s former $325 million revolving credit facility. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At September 30, 2005, the Company’s interest rate was 4.3% under this facility. The Credit Facility contains covenants customary for facilities of this type, and a $25 million line of credit at prime rate. There was $30.0 million outstanding under the Credit Facility and $4.2 million outstanding under the line of credit at September 30, 2005. There were no borrowings outstanding under the Credit Facility or the line of credit at December 31, 2004. Other short-term borrowings at September 30, 2005 and December 31, 2004 include $50 million outstanding under the receivables facility agreement discussed below.
In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2006. The Receivables Facility bears interest at the commercial paper rate of the lender plus an applicable margin of 0.38% per annum. At September 30, 2005, the Company’s interest rate was 4.2% under this facility. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $50.0 million at both September 30, 2005 and December 31, 2004.

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
The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $70.5 million at September 30, 2005 and the Company would have recorded additional depreciation expense of approximately $1.8 million ($1.1 million after tax) for the nine months ended September 30, 2005 and $1.7 million ($1.0 million after tax) for the same period of 2004.
At September 30, 2005, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $0.4 million as of September 30, 2005, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the three months or nine months ended September 30, 2005 or 2004. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.
7. Earnings Per Share and Stock Options
The Company has computed basic and diluted EPS using the treasury stock method. For the three months and nine months ended September 30, 2005 and 2004, options outstanding to purchase approximately 2.2 million and 0.7 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common shares during the applicable quarter, and the effect would be antidilutive.
The ChoicePoint Inc. 2003 Omnibus Incentive Plan (“Omnibus Plan”) provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. A variety of discretionary awards for employees and non-employee directors are authorized under the Omnibus Plan, including incentive or non-qualified stock options, restricted stock and deferred shares. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of certain performance goals as determined by the Management Compensation & Benefits Committee of the Company’s Board of Directors. Option prices are generally set at the closing fair market price on the date of grant and options terms do not exceed ten years. During the first nine months of 2005, stock options to purchase approximately 1.6 million shares were granted at the fair market value of the underlying stock under the Omnibus Plan with a weighted average option price of $45.92. The Company accounts for these stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company does not recognize compensation cost in connection with stock options, as all options granted had an exercise price equal to the market value of ChoicePoint common stock on the date of grant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share information)	2005	2004	2005	2004
Net income, as reported	$39,584	$39,153	$112,972	$108,738
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	905	638	2,555	3,479
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,761)	(2,982)	(11,184)	(8,620)

Pro forma net income	$36,728	$36,809	$104,343	$103,597

Basic EPS— as reported	$0.44	$0.45	$1.27	$1.25
Basic EPS — pro forma	$0.41	$0.42	$1.17	$1.19

Diluted EPS — as reported	$0.43	$0.43	$1.23	$1.19
Diluted EPS — pro forma	$0.40	$0.40	$1.14	$1.14
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. In April 2005, the SEC adopted a new rule allowing companies with fiscal years ending December 31, 2005 to implement SFAS No. 123(R) as of January 1, 2006. The Company has the option to only apply the SFAS No. 123(R) to all grants after the effective date and to any unvested portion of grants issued prior to the effective date (“Modified Prospective Application”) or to apply the statement retroactively to either periods in 2005 prior to the effective date or all prior years (“Modified Retrospective Application”). The Company plans to use the Modified Prospective Application in adopting SFAS No. 123(R). The impact of adopting SFAS No. 123(R) will depend on levels of share-based payments granted in the future, but we anticipate that the impact of the adoption of the standard will be a reduction of between $0.09 and $0.13 per diluted share on an annual basis for 2006. Had we adopted SFAS No. 123 in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123(R) as described above.

8. Comprehensive Income
Total comprehensive income for the three months and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Net income	$39,584	$39,153	$112,972	$108,738
Change in fair value of derivatives, net of deferred taxes	511	(331)	1,165	725
Change in cumulative foreign currency translation adjustment	(1,940)	(2)	(7,868)	(14)

Comprehensive income	$38,155	$38,820	$106,269	$109,449

9. Acquisitions and Investment
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

The results of operations from the date of acquisition for i2 are included in the Consolidated Statements of Income. As of September 30, 2005, no additional earnout had been accrued or paid. Goodwill of $74.5 million was allocated to Government Services, none of which is deductible for tax purposes. The pro forma effect of this acquisition is not material to the consolidated financial statements.
Also in the first nine months of 2005, the Company acquired Magnify, Inc., a Chicago-based leading provider of fraud prediction software solutions to the property and casualty insurance carrier markets, and the Americas and Caribbean operations of EzGov, Inc., an Atlanta-based software and services company that enables the automation of government processes. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $13.3 million in cash. Goodwill of $4.6 million was allocated to Insurance Services and $5.3 million to Government Services. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements.
As of September 30, 2005, ChoicePoint has approximately $2.0 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to the 2005 and prior acquisitions.
In the third quarter of 2005, the Company made an equity investment in XDimensional Technologies, Inc., a leading provider of a comprehensive agency management Internet service for the insurance industry.
During October 2005, the Company reached tentative settlement agreements for payment by the Company of approximately $11 million related to earnout provisions on two prior acquisitions. These amounts will be recorded as additional purchase price in the fourth quarter of 2005.
10. Goodwill and Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill impairment whereby goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company completed its annual goodwill and indefinite lived intangible assets impairment review as of October 31, 2004. No impairment charge was recorded in 2004 as a result of this review.
A summary of the change in goodwill during the nine months ended September 30, 2005, is as follows:

	December 31,	Acquisitions &	September 30,
(In thousands)	2004	Adjustments	2005
Insurance Services	$74,822	$9,099	$83,921
Business Services	478,572	47	478,619
Government Services	80,605	74,201	154,806
Marketing Services	190,905	411	191,316

Total	$824,904	$83,758	$908,662

As of September 30, 2005 and December 31, 2004, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of September 30, 2005			As of December 31, 2004
		Accumulated			Accumulated
(In thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$56,900	$(22,201)	$34,699	$45,362	$(14,906)	$30,456
Purchased data files	35,499	(5,431)	30,068	35,499	(2,973)	32,526
Software	17,096	(12,737)	4,359	14,800	(10,755)	4,045
Non-compete agreements	15,007	(6,128)	8,879	15,007	(4,441)	10,566
Trademarks/tradenames	15,627	—	15,627	10,600	—	10,600
Other intangible assets	26,014	(11,250)	14,764	15,338	(8,020)	7,318

Total	$166,143	$(57,747)	$108,396	$136,606	$(41,095)	$95,511

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/tradenames for the nine months ended September 30, 2005 of $16.8 million compared to $11.3 million for the comparable period of 2004. Estimated full-year amortization expense for the next five years is $22.4 million for 2005, $20.7 million for 2006, $16.0 million for 2007, $13.2 million for 2008 and $11.2 million for 2009. During the nine months ended September 30, 2005, the Company acquired the following intangible assets based upon the preliminary allocations:

(In thousands)	Amount	Amortization Period
Customer relationships	$11,800	10-20 years
Software	18,796	five years
Trademarks/Tradenames	5,400	Indefinite life asset

Total	$35,996

11. Capital Transactions
On July 26, 2005 ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million in Company stock. The Company may repurchase stock under the program from time to time through August 18, 2007. During the three months ended September 30, 2005, 978,100 shares were purchased at an average price of $42.51 per share. As of September 30, 2005, shares were traded at a cost of $4.8 million but had not yet settled.
12. Segment Disclosures
ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Business Services, Government Services and Marketing Services, which constitute our four reportable segments. See Note 1 for a description of each service group. In January 2005, ChoicePoint acquired i2, with a location in Cambridge, United Kingdom, which generates the majority of the Company’s revenue from outside of the United States. In the third quarter and nine months ended September 30, 2005, less than 5% of the Company’s total revenue was generated outside of the United States. No customer represents more than 10% of total revenue. Revenues and operating income for the three months and nine months ended September 30, 2005 and 2004 for the four segments and laser technology patents held by the Company (“Royalty”) are presented below.

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$106,042	$57,981	$90,880	$50,714
Business Services	97,579	20,975	94,041	21,084
Government Services	39,548	6,366	21,590	4,726
Marketing Services
Service revenue	23,138	3,840	23,585	4,583
Reimbursable expenses (a)	7,480	—	6,149	—

Total Marketing Services	30,618	3,840	29,734	4,583
Royalty (b)	954	506	1,370	798
Corporate and shared (c)	—	(20,685)	—	(17,869)
Other operating charges (Note 5)	—	(4,006)	—	—

Totals	$274,741	$64,977	$237,615	$64,036

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$307,866	$167,509	$265,736	$146,375
Business Services	288,238	62,603	257,529	52,493
Government Services	111,782	15,495	62,861	16,115
Marketing Services
Service revenue	69,255	11,758	69,620	13,278
Reimbursable expenses (a)	20,646	—	26,700	—

Total Marketing Services	89,901	11,758	96,320	13,278
Royalty (b)	2,277	1,601	3,805	1,663
Corporate and shared (c)	—	(58,590)	—	(52,126)
Other operating charges (Note 5)	—	(15,458)	—	—

Totals	$800,064	$184,918	$686,251	$177,798

Assets

	September 30,	December 31,
(In thousands)	2005	2004
Insurance Services	$254,586	$214,033
Business Services	632,236	669,773
Government Services	315,361	140,775
Marketing Services	230,434	228,057
Royalty	124	347
Unallocated & Other (d)	19,272	34,491

Total	$1,452,013	$1,287,476

Depreciation & Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Insurance Services	$2,682	$2,153	$8,250	$6,027
Business Services	7,722	6,987	22,371	18,578
Government Services	4,748	2,970	13,925	8,204
Marketing Services	1,577	1,706	4,790	5,177
Royalty	—	407	—	1,220
Unallocated & Other (d)	2,586	2,349	7,550	6,527

Total	$19,315	$16,572	$56,886	$45,733

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	The Company owns a 62.5% interest in laser patent revenue relating to a certain patent involving laser technology that expired in May 2005.

(c)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

13. Employee Benefits
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Service cost	$14	$25	$42	$75
Interest cost on accumulated benefit obligation	421	450	1,261	1,351
Amortization of prior service cost	(74)	(94)	(221)	(282)

Net periodic postretirement benefit cost	$361	$381	$1,082	$1,144

In May 2004, the FASB issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”),” which requires additional disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits that are impacted by the Act. The Company has determined that the retiree drug plan will be eligible to receive the federal subsidy under the Act for a limited number of years. The Company intends to measure the effect of the anticipated future subsidies, which is not expected to be material, at year-end 2005 as part of the annual valuation process for the plan.
ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint stock. As of September 30, 2005 and December 31, 2004, the Company has recorded a liability of $19.4 million and $20.5 million, respectively which is included in other long-term liabilities in the Consolidated Balance Sheets.
14. Commitments and Contingencies
A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. On March 8, 2005, the Court administratively closed the Fresco action until the 11th Circuit ruled on a dispositive DPPA issue in another case, styled Kehoe v. Fidelity Federal Bank & Trust. On March 16, 2005, Plaintiffs filed a motion to re-open the case, which ChoicePoint and the other defendants opposed. The motion was heard on July 21, 2005 and has been taken under advisement by the Court. On August 26, 2005, the 11th Circuit ruled, in the Kehoe case, that a plaintiff need not prove actual damages to recover liquidated damages for a violation of the DPPA. On August 31, 2005, the defendants in the Fresco case filed a Motion to Reopen and a Motion to Sequence Case Issues. To date, the Court has not ruled on any pending Motions. The Company is defending against this action vigorously.

A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleged that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint sought certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, the shareholders, and our customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which was approved by the Court after a fairness hearing held on October 17, 2005. Upon expiration of the period for appeal, and pursuant to the terms of the Settlement Agreement, the Company will establish a cash fund for the benefit of qualifying class members, the payouts from which could total up to $7,000,000. The Company shall also fund redeemable certificates of value to qualifying class members that may be used to obtain certain direct marketing services. The aggregate value of the redeemable certificates available to qualifying class members could total as much as $7,000,000. The Company will also pay $500,000 in cy pres funds, up to $2,950,000 toward plaintiffs’ attorneys’ fees, costs and expenses, settlement administration costs, and an aggregate sum of $10,000 to the named plaintiffs. The Company’s September 30, 2005 balance sheet includes a liability for the currently estimated fees and expenses in connection with the resolution of this matter.
Fraudulent Data Access
As described in the Company’s Form 10-K for the year ended December 31, 2004, during 2004 ChoicePoint discovered that a few of the Company’s small business customers in the Los Angeles area had opened their ChoicePoint accounts using stolen identities and altered documents, which allowed those customers to improperly access ChoicePoint information services. As of the filing of the Form 10-K, the Company had notified approximately 145,000 consumers that may have had their personal information improperly accessed as a result of this Los Angeles incident and certain other instances of improper access to ChoicePoint information services. As of the date of this Form 10-Q, the Company has sent notice of potential fraudulent data access to a total of approximately 162,000 consumers. ChoicePoint’s review of the recent Los Angeles and other incidents of fraudulent or improper data access is ongoing. Additional information regarding the fraudulent data access is described in the Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fraudulent Data Access” of this Form 10-Q.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations —2005 vs. 2004 Consolidated Comparisons
Revenue
Across our markets, we compete on data, analytics and distribution. A majority of our revenue streams are transaction based, earning revenue each time our databases are accessed and further promoting the scalability of our products and services. The fundamentals that drive revenues are numerous and varied across and within our business segments. Generally, the Company’s primary growth drivers are new customer acquisitions, increased penetration of new products, expansion into new markets, acquisitions and emerging risk-oriented growth opportunities such as homeland security. On a macro level, unemployment, a change in the regulatory environment, or new initiatives can impact ChoicePoint’s revenue.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2005	2004	Change	2005	2004	Change
Total revenue	$274,741	$237,615	16%	$800,064	$686,251	17%
Reimbursable expenses per EITF 01-14	7,480	6,149		20,646	26,700

Service revenue	$267,261	$231,466	15%	$779,418	$659,551	18%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under EITF 01-14 (see Note 4 to the Consolidated Financial Statements). Management uses core revenue to assess and manage its on-going businesses and to assist in determining operational incentive awards.
In the third quarter of 2005, total revenue increased 16% over the third quarter of 2004 compared to 18% growth in the third quarter of 2004 over the third quarter of 2003. For the first nine months of 2005, total revenue increased 17% over the same period in 2004 driven primarily by continued strong growth in our personal lines underwriting and background screening businesses. Third quarter consolidated internal revenue, which represents core revenue less incremental revenue from acquisitions, increased 7.6% for 2005 over 2004 (excluding $18.2 million of incremental acquisition revenue) and increased 9.7% for the third quarter of 2004 compared to 2003 (excluding incremental acquisition revenue of $24.0 million in 2004). Consolidated internal revenue growth for the nine month period ended September 30, 2005 remained materially consistent at 7.3% compared to 7.9% for the same period of the prior year.
Operating Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2005	2004	Change	2005	2004	Change
Operating Income	$64,977	$64,036	1%	$184,918	$177,798	4%
Operating Income as a percentage of service revenue	24.3%	27.7%		23.7%	27.0%
Operating Income as a percentage of total revenue	23.7%	26.9%		23.1%	25.9%
The Company’s operating income for the third quarter of 2005 was $65.0 million, an increase of $0.9 million, or 1%, from $64.0 million in the comparable period of 2004. Excluding $4.0 million of other operating charges (discussed below), operating income would have been $69.0 million, or 25.8% of service revenue, for the three months ended September 30, 2005, or an 8% increase from 2004.
For the nine months ended September 30, operating income was $184.9 million in 2005, an increase of $7.1 million or 4% from $177.8 million in 2004. Excluding $15.5 million of other operating charges discussed below, operating income would have been $200.4 million in 2005, an increase of $22.6 million or 13% from $177.8 million in 2004. The Company has presented this analysis with and without these items because they represent costs that management excludes in its assessments of operating results of the business.
The Company recorded other operating charges of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005, $6.0 million ($3.7 million net of taxes) in the second quarter of 2005, and $4.0 million ($2.5 million net of taxes) in the third quarter of 2005 for specific expenses related to the fraudulent data access previously disclosed and as discussed below under “Fraudulent Data Access”. Approximately $2.0 million of the $15.5 million total charges through September 30, 2005 were for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $13.5 million for legal expenses and other professional fees. The Company currently estimates that it will incur additional incremental expenses as a result of the fraudulent data access of approximately $3 to $5 million in the fourth quarter of 2005.
Interest Expense
Interest expense was $0.9 million for the third quarter of both 2005 and 2004. For the nine months ended September 30, 2005, interest expense was $3.2 million, an increase from $2.2 million in 2004 due primarily to higher interest rates.
Income Taxes
ChoicePoint’s effective tax rate was 38.2% for the third quarter and 37.8% for the nine months ended September 30, 2005, compared to 38.0% for the third quarter and 38.1% for the nine months ended September 30, 2004. The lower effective tax rate for the nine months ended September 30, 2005 reflects a $700,000 benefit from the completion of a state tax audit during the second quarter.
Segment Information
The following table provides additional details of service revenue (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the Consolidated Statements of Income:

	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$106,042	$57,981	$90,880	$50,714
Business Services	97,579	20,975	94,041	21,084
Government Services	39,548	6,366	21,590	4,726
Marketing Services
Service revenue	23,138	3,840	23,585	4,583
Reimbursable expenses (a)	7,480	—	6,149	—

Total Marketing Services	30,618	3,840	29,734	4,583
Royalty (b)	954	506	1,370	798
Corporate and shared (c)	—	(20,685)	—	(17,869)
Other operating charges (d)	—	(4,006)	—	—

Totals	$274,741	$64,977	$237,615	$64,036

	Nine months ended		Nine months ended
	September 30, 2005		September 30, 2004
		Operating		Operating
(In thousands)	Revenue	Income	Revenue	Income
Insurance Services	$307,866	$167,509	$265,736	$146,375
Business Services	288,238	62,603	257,529	52,493
Government Services	111,782	15,495	62,861	16,115
Marketing Services
Service revenue	69,255	11,758	69,620	13,278
Reimbursable expenses (a)	20,646	—	26,700	—

Total Marketing Services	89,901	11,758	96,320	13,278
Royalty (b)	2,277	1,601	3,805	1,663
Corporate and shared (c)	—	(58,590)	—	(52,126)
Other operating charges (d)	—	(15,458)	—	—

Totals	$800,064	$184,918	$686,251	$177,798

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).

(b)	The Company owns a 62.5% interest in laser patent revenue relating to a certain patent involving laser technology that expired in May 2005.

(c)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(d)	See Note 5 to the Consolidated Financial Statements.
In the third quarter of 2005, Insurance Services continued its historically strong performance, contributing revenue of $106.0 million, up 17%, or $15.2 million, from $90.9 million in the third quarter of 2004. For the first nine months of 2005 revenue was $307.9 million, an increase of $42.1 million or 16% from $265.7 million in 2004 due primarily to strong unit growth and new product contributions in our personal lines underwriting business, particularly our core C.L.U.E., credit and MVR products, offset by a decrease in revenues in September in the low lying areas hit by the hurricanes. Additionally, in the third quarter Insurity delivered strong internal revenue growth based on increases in development, maintenance and outsourcing revenues. Internal revenue growth from the third quarter of 2004 to the third quarter of 2005 of 12.4% excludes $3.9 million of incremental acquisition revenue in 2005. Internal revenue growth for the nine months ended September 30, 2005 was 12.3% from the same period in 2004, and excludes $9.4 million of incremental acquisition revenue in 2005.
Operating income as a percentage of service revenue (“operating margin”) for the Insurance Services group was 54.7% for the quarter ended September 30, 2005 compared to an operating margin of 55.8% for the same period in the prior year.
Business Services’ revenue for the third quarter of 2005 increased $3.5 million, or 4%, to $97.6 million from $94.0 million in the third quarter of 2004. For the nine months ended September 30, 2005, Business Services revenue was $288.2 million, up 12% or $30.7 million, from $257.5 million in the same period of the prior year. This growth was driven primarily by strong top line contributions from our background screening, VitalChek, and property lien and mortgage credentialing units, compensating for the effect of the product changes described below under “Fraudulent Data Access” and resulting softening revenues in our public filings businesses. Internal revenue growth for Business Services was also 3.8% for the third quarter of 2005 over the comparable period of 2004, as there was no acquisition revenue. Internal revenue growth for the nine months ended September 30, 2005 was 4.3% from the same period in 2004, and excludes $19.6 million of incremental acquisition revenue in 2005.
Operating margin for the Business Services group for the quarter ended September 30, 2005 was 21.5% compared to 22.4% for the same period of 2004. Excluding the online public filings results, operating margin would have been 24% in 2005 and 23% in 2004.

Government Services’ revenue for the third quarter of 2005 increased $18.0 million, or 83%, to $39.5 million from $21.6 million in the third quarter of 2004. For the nine months ended September 30, 2005, Government Services revenue was $111.8 million, up 78% or $48.9 million, from $62.9 million in the same period of the prior year due primarily to incremental contributions from the acquisition of i2 in the first quarter of 2005. Excluding acquisition revenue of $14.3 million, internal revenue for Government Services increased 16.8% for the third quarter of 2005 over the comparable period in 2004, due primarily to increased revenues in our public filings business and at our Bode DNA lab. Internal revenue growth for the nine months ended September 30, 2005 was 9.3% from the same period in 2004, and excludes $43.1 million of incremental acquisition revenue growth in 2005.
In the Government Services segment, operating margins decreased from 21.9% in the third quarter of 2004 to 16.1% for the same period of 2005, but increased from 9.3% in the second quarter of 2005. These changes are due to the seasonality of i2’s business acquired in January of 2005 and integration costs associated with combining the majority of our U.S. based government segment associates into a single facility in Tyson’s Corner, Virginia.
Marketing Services’ service revenue for the third quarter of 2005 decreased $0.4 million, or 2%, to $23.1 million in 2005 from $23.6 million in 2004. Internal revenue was the same as service revenue for the third quarter of 2005 as there was no acquisition revenue. For the nine months ended September 30, 2005, Marketing Services’ service revenue was $69.3 million, a decrease of $0.4 million from $69.6 million in the same period of the prior year. Marketing Services’ total revenue for the third quarter of 2005 increased $0.9 million, or 3%, to $30.6 million from $29.7 million in the third quarter of 2004, with $1.3 million of the change due to an increase in reimbursable expenses. For the nine months ended September 30, 2005, total revenue decreased to $89.9 million, or $6.4 million from $96.3 million for the same period in 2004, with $6.1 million of this decrease due to a decrease in reimbursable expenses.
Operating margins in the Marketing Services segment (operating income as a percentage of service revenue) decreased in the third quarter of 2005 to 16.6% from 19.4% for the same period of 2004, but increased from 15.9% in the second quarter of 2005. These changes are due primarily to an expanding customer base and product enhancements offset by the difficult discretionary spending environment. Operating income as a percentage of total revenue decreased from 15.4% in the third quarter of 2004 to 12.5% for the quarter ended September 30, 2005.
Corporate costs were $20.7 million in the third quarter of 2005, or 7.5% of total revenue, compared to $17.9 million, or 7.5% of total revenue in the same period of 2004 that included the gain on the sale of an investment in 2004.
Third quarter royalty revenue from laser technology patents held by the Company decreased to $1.0 million in 2005 from $1.4 million in 2004 as one patent expired in November 2004, and the final patent underlying this revenue expired in May 2005. For the nine months ended September 30, 2005 royalty revenue was $2.3 million, a decrease from $3.8 million for the same period of 2004.
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
On July 26, 2005 ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million in Company stock. The Company may repurchase stock under the program from time to time through August 18, 2007. During the three months ended September 30, 2005, 978,100 shares were purchased at a cost of $41.6 million at an average price of $42.51 per share.
There were $30.0 million in net borrowings under the Company’s $400 million unsecured revolving credit facility (“the Credit Facility”) at September 30, 2005, and no borrowings outstanding at December 31, 2004. This facility expires in December 2009. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $50.0 million at September 30, 2005 and December 31, 2004. At September 30, 2005, we had approximately $416 million of available capacity under these facilities.
Contractual obligations and the related future payments at September 30, 2005

	Payments Due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Debt*	$84,200	$54,200	$—	$30,000	$—
Capital lease obligations	70	32	38	—	—
Operating leases and other commitments	71,140	17,480	21,418	13,372	18,870

Total contractual cash obligations	$155,410	$71,712	$21,456	$43,372	$18,870

*	Excludes a $0.4 million liability related to the fair market valuation of our interest rate swaps discussed below.
We have not included obligations under our deferred compensation and postretirement benefit plans in the contractual obligations table. Our deferred compensation and postretirement benefit plans are not required to be funded in advance, but rather funded as benefits become payable to participants.
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
The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. During the third quarter of 2003, we modified our $48 million synthetic lease to, among other things, continue to qualify for off-balance sheet treatment in accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $70.5 million at September 30, 2005, and the Company would have recorded additional depreciation expense of approximately $1.8 million ($1.1 million after tax)

for the nine months ended September 30, 2005 and $1.7 million ($1.0 million after tax) for the same period of 2004.
Derivatives
Derivative financial instruments at September 30, 2005 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases. At September 30, 2005, the total notional amount under these swap agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2005, the fair value of the outstanding interest rate swap agreements was a liability of $0.4 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).
Summary of Cash Activities
Net cash provided by operating activities was $167.4 million for the nine months ended September 30, 2005 and $177.1 million for the comparable period of 2004. The decrease in net cash provided by operating activities of $9.7 million was driven primarily by increased net income adjusted for depreciation and amortization related to recent acquisitions, offset by approximately $10 million of incremental expenses paid in 2005 related to the fraudulent data access and the timing of quarterly tax payments. Our accounts receivable, net of allowance for doubtful accounts increased by $47.9 million from September 30, 2004 to September 30, 2005 while revenue increased $37.1 million from 2004 to 2005 for the three months ended September 30, resulting in an increase in DSO, net of pass-through expenses (“Days Sales Outstanding”) of 1.2 days to 42.0 days as of September 30, 2005.
Net cash used in investing activities for the nine months ended September 30 includes $109.1 million in 2005 and $200.8 million in 2004 for the acquisitions of i2, EzGov and Magnify (2005), and Templar Corporation, iMapData.com, Charles Jones, LLC, Superior Information Services, LLC, ADREM Profiles, Inc., Service Abstract Corp., Investigation Technologies, LLC d/b/a Rapsheets, and AIG Technologies, Inc. (2004) to further capitalize on investment opportunities to build our business model, to expand our offerings to new markets and to develop new products. Additionally in the third quarter of 2005, the Company made a $10.0 million equity investment in XDimensional Technologies, Inc. (“XDimensional”), a developer of comprehensive agency management Internet service for the insurance industry. This investment, combined with a $10 million investment by The Hartford Financial Services Group, Inc., will fund XDimensional’s expansion in the independent insurance agency market.
Net cash provided by financing activities was $7.2 million during the nine months ended September 30, 2005 due to borrowings under the Credit Facility to fund the aforementioned acquisition of i2, which was offset by the $9.0 million purchase of stock for our employee benefit trust, repayments of $90.0 million on the Credit Facility, and $36.8 million in cash payments for repurchase of Company stock as part of our stock buy back program. During the comparable period of 2004, the Company used net cash provided by financing activities of $37.5 million to fund 2004 acquisitions.
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
Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal cash flow models and other evaluations in determining the fair value of assets acquired; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of September 30, 2005, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as these estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.
Impairment charges: SFAS No. 142 requires the assessment of goodwill and other indefinite life assets for impairment on at least an annual basis (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated future cash flows to determine the fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2004. No impairment charge was recorded as a result of the Company’s reassessment of goodwill in its public filings reporting unit as a result of the estimated annual revenue loss due to the fraudulent data access event disclosed in our 2004 Form 10-K.
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
Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software. Amortization of such costs as cost of revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software costs for the nine months ended September 30 were approximately $12.8 million in 2005 and $11.6 million in 2004.
Postretirement benefit obligations: In connection with developing projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions including a discount rate of 5.75% and an initial health care cost trend rate of approximately 11.33%. A 0.25% decrease or increase in the discount rate (to 6.0% or 5.5%) would result in a change to the liability of approximately $500,000. Actual results could differ from these estimates.
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

New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule allowing companies with December 31 year ends to implement SFAS No. 123(R) as of January 1, 2006. The Company has the option to only apply the SFAS No. 123(R) to all grants after the effective date and to any unvested portion of grants issued prior to the effective date (“Modified Prospective Application”) or to apply the statement retroactively to either periods in 2005 prior to the effective date or all prior years (“Modified Retrospective Application”). The Company plans to use the Modified Prospective Application in adopting SFAS No. 123(R). The impact of adopting SFAS No. 123(R) will depend on levels of share-based payments granted in the future, but we anticipate that the impact of the adoption of the standard will be a reduction of between $0.09 and $0.13 per diluted share on an annual basis for 2006. Had we adopted SFAS No. 123 in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123(R) as described above.
Fraudulent Data Access
ChoicePoint’s review of the Los Angeles fraudulent data access described in the Company’s Form 10-K for the year ended December 31, 2004 and other similar incidents is ongoing. The Company currently expects that the number of consumers to which it will send notice of potential fraudulent data access will increase from the approximately 162,000 consumers it has notified to date, but the Company does not anticipate that the increase will be significant.
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
ChoicePoint incurred $5.4 million ($3.3 million net of taxes) in the first quarter of 2005, $6.0 million ($3.7 million net of taxes) in the second quarter of 2005, and $4.0 million ($2.5 million net of taxes) in the third quarter of 2005 for specific expenses related to the fraudulent data access previously disclosed. Approximately $2.0 million of the $15.5 million total charges through September 30, 2005 were for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $13.5 million for legal expenses and other professional fees. The Company currently estimates that it will incur additional incremental expenses as a result of the fraudulent data access of approximately $3 to $5 million in the fourth quarter of 2005. In addition, the publicity associated with these events or changes in regulation may materially harm the business and ChoicePoint’s relationship with customers or data suppliers.
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
Forward-Looking Statements
Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the impact of our decision to discontinue certain services, the results of our re-credentialing of customer accounts, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining our data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets and privacy matters affecting the Company and any federal or state legislative responses to identity theft concerns, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of September 30, 2005. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.
As of September 30, 2005, there were $30.0 million in borrowings outstanding under the Credit Facility and $50.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At September 30, 2005, the Company’s interest rate was approximately 4.3% under these facilities. At September 30, 2005, $70.5 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense. The Swap Agreements had a combined notional amount of $67 million at September 30, 2005. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.4% through August 2007, the expiration of the Swap Agreements.
Based on the Company’s overall interest rate exposure at September 30, 2005, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $875,000 based on the Company’s current level of borrowing. As noted above, as of September 30, 2005, $67.0 million of the $70.5 million outstanding under the synthetic lease agreements, is hedged with the Swap Agreements.
Item 4. Controls and Procedures
The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports or submitted under the Exchange Act. There were no significant changes to our internal controls over financial reporting during the nine months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and individuals may execute transactions without the proper authority or disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (styled Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company has obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has filed a Motion for Summary Judgment and has joined in a motion for judgment on the pleadings. On March 8, 2005, the Court administratively closed the Fresco action until the 11th Circuit ruled on a dispositive DPPA issue in another case, styled Fresco v. Fidelity Federal Bank & Trust. On March 16, 2005, Plaintiffs filed a motion to re-open the case, which ChoicePoint and the other defendants opposed. The motion was heard on July 21, 2005 and has been taken under advisement by the Court. On August 26, 2005, the 11th Circuit ruled in the Kehoe case that a plaintiff need not prove actual damages to recover liquidated damages for a violation of the DPPA. On August 31, 2005, the defendants in the Fresco case filed a Motion to Reopen and a Motion to Sequence Case Issues. To date, the Court has not ruled on any pending Motions. The Company is defending against this action vigorously.
A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002. As amended, the complaint alleged that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint sought certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, the shareholders, and our customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which was approved by the Court after a fairness hearing held on October 17, 2005. Upon expiration of the period for appeal, and pursuant to the terms of the Settlement Agreement, the Company will establish a cash fund for the benefit of qualifying class members, the payouts from which could total up to $7,000,000. The Company shall also fund redeemable certificates of value to qualifying class members that may be used to obtain certain direct marketing services. The aggregate value of the redeemable certificates available to qualifying class members could total as much as $7,000,000. The Company will also pay $500,000 in cy pres funds, up to $2,950,000 toward plaintiffs’ attorneys’ fees, costs and expenses, settlement administration costs, and an aggregate sum of $10,000 to the named plaintiffs. The Company’s September 30, 2005 balance sheet includes a liability for the currently estimated fees and expenses in connection with the resolution of this matter.
The Company has received a variety of inquiries and requests from state Attorneys General as a result of the recent Los Angeles fraudulent data access incident that is described elsewhere in this Form 10-Q and in greater detail in our Form 10-K for the year ended December 31, 2004. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the approximately 162,000 consumers identified to date. In addition, certain state Attorneys General have requested, including by use of subpoena, information and documents to determine whether ChoicePoint has violated certain applicable state laws regarding consumer protection and related matters. The Company is cooperating with the state Attorneys General in connection with these inquiries.

ChoicePoint has received notice from the Securities and Exchange Commission (“SEC”) that the SEC is conducting an investigation into the circumstances surrounding any possible identity theft, recent trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.
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
The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v. ChoicePoint, CV05-1294. On June 30, 2005, plaintiffs filed a First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries. The amended complaint alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. On September 15, 2005, the Court dismissed with prejudice two counts related to certain California statutes and let survive the other claims. The Company intends to defend this lawsuit vigorously.
On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the Fair Credit Reporting Act (“FCRA”), the Driver’s Privacy Protection Act (“DPPA”), and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On July 17, 2005, ChoicePoint filed a motion to transfer the Wilson case to the U.S. District Court, Central District of California. To date, the Court has not ruled on the motion. The Company intends to defend this lawsuit vigorously.
On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access described elsewhere in this Form 10-Q and in greater detail in our Form 10-K for the year ended December 31, 2004. Since then, additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. Each of these lawsuits purports to be filed on behalf of a class of the Company’s shareholders who purchased the Company’s common stock between certain specified dates and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action. A motion for appointment of a lead plaintiff and lead counsel for the putative class of shareholders remains pending. The district court has not yet ruled on the motions. The Company intends to defend this lawsuit vigorously.
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
On June 27, 2005, the Company was served with a shareholder derivative lawsuit. This suit is pending in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action has been transferred to Fulton County, and both cases are now pending before the same judge in Superior Court of Fulton County. The Company intends to defend this lawsuit vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 26, 2005, the Company announced that ChoicePoint’s Board of Directors had approved the repurchase of up to $250 million in Company stock. The Company may repurchase stock under the program from time to time through August 19, 2007. The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended September 30, 2005 (amounts in thousands except per share amounts):

			Total number of	Maximum dollar
	Total number		shares purchased as	value of shares that
	of shares	Average price	part of publicly	may yet be purchased
Period	purchased	paid per share	announced program	under the program
July 26 through July 31, 2005	—	—	—	—
August 1 through August 31, 2005	400	$42.09	400	$233,152
September 1 through September 30, 2005	578	$42.79	578	$208,390

Total third quarter	978	$42.51	978	$208,390
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

\

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC. (Registrant)
November 8, 2005	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and
Chief Executive Officer (Duly Authorized Officer)

November 8, 2005	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed May 4, 2005).

4.1	Rights Agreement, dated as of October 29, 1997, by and between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-A, filed November 5, 1997).

4.2	Amendment No. 1 to the Rights Agreement, dated as of June 21, 1999, between ChoicePoint Inc. and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-A/A, filed August 17, 1999).

4.3	Amendment No. 2 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta dated February 14, 2000 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed February 15, 2000).

4.4	Amendment No. 3 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 8-A/A, filed July 30, 2002).

4.5	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.