Form 10-K
period 2005-12-31
CHOICEPOINT INC
filed 2006-03-14
CIK 1040596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-13069

ChoicePoint Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2309650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1000 Alderman Drive Alpharetta, Georgia	30005 (Zip Code)
(Address of Principal Executive Offices)
(770) 752-6000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.10 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005: $3,351,168,891 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 86,705,104 shares of Common Stock, par value $.10 per share, outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of ChoicePoint Inc.’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.
     Portions of ChoicePoint Inc.’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated herein by reference in Parts II and IV.

Forward-Looking Statements
      Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements.
      These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of the Company’s ongoing review of the fraudulent data access and other events, the impact of the Company’s decision to discontinue certain services, the results of the Company’s re-credentialing of customer accounts, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining the Company’s data supply, maintaining secure systems, including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets and privacy matters affecting the Company and any federal or state legislative responses to identity theft concerns, the impact of competition and customer consolidations, ability to continue the Company’s long-term business strategy, including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC and in Item 1A — “Risk Factors”. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

PART I

Item 1.	Business
General
      ChoicePoint Inc., a Georgia corporation (“ChoicePoint” or the “Company”), was incorporated in 1997. Over the past eight years, ChoicePoint has transformed from a predominately manually-driven and customer-focused asset base into the diversified, technology-driven, data intensive business it is today. Given the data, analytical and distribution capabilities, ChoicePoint is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and consumers, ChoicePoint works to create a safer and more secure society through the responsible use of information while working diligently to protect personal privacy.
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
      The Insurance Services group provides information products and services used in underwriting and claims processes by property and casualty (“P&C”) insurers. Insurance Services’ major offerings to the personal lines P&C market include claims history data, motor vehicle records, accident report records, credit information and modeling services. For the commercial insurance market, ChoicePoint provides customized policy rating and issuance software and business outsourcing services.
      The Business Services group provides information products and services to many of the nation’s largest employers, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. Major offerings include employment background screenings and drug testing administration services, public filing searches, vital record services, tenant screening services, credential verification, due diligence information, Uniform Commercial Code searches and filings, authentication services, mortgage fraud credentialing services and people and shareholder locator information services. ChoicePoint announced on March 4, 2005 that the Company will discontinue the sale of certain information services that contain sensitive consumer data, including social security and driver’s license numbers, except when 1) there is a specific consumer-driven transaction or benefit, 2) authentication or fraud prevention tools are provided to large accredited corporate customers with existing consumer relationships or 3) the services support federal, state or local government and criminal justice purposes. These changes had and continue to have an impact on the scope of services offered to some customers through our Business Services group and the availability of information services in certain market segments, particularly small businesses. These changes were made in response to the matters discussed in Item 3 under the caption “Fraudulent Data Access.”
      Industry-leading data, analytic and platform tools enable the Government Services group to provide information products and services to federal, state and local governmental and law enforcement agencies and certain non-data related software and services to international markets. Major offerings include public filing searches, credential verification, authentication services, data visualization, analytics, visualization and link analysis software, data integration services, DNA identification services and background screenings.
      The Marketing Services group provides direct marketing services to many of the nation’s largest employers, insurance companies, financial institutions and other businesses. Marketing Services offers a full complement of products including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.
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
Strategic Acquisitions, Divestitures and Alliances
      The Company’s acquisition strategy is to purchase or partner with organizations that add new data, markets or technology to ChoicePoint’s operations.
      In January 2005, ChoicePoint acquired i2 Limited, a provider of visual investigative and link analysis software for intelligence, law enforcement, military and large commercial applications.
      In April 2005, ChoicePoint acquired Magnify, Inc., a provider of fraud detection and analytics solutions to the insurance and financial services industries.
      In May 2005, ChoicePoint acquired certain assets of EZGov, Inc., a software and services company that enables the automation of government processes.
      In September 2005, ChoicePoint made an equity investment in XDimensional Technologies, Inc., a leading provider of comprehensive agency management Internet service for the insurance industry.
      In January 2006, ChoicePoint acquired Elios, Inc., a leading loss payee notification company for the property and casualty insurance industry.
      Effective February 28, 2006, ChoicePoint acquired Short Stop, L.L.C., which maintains the nation’s leading network of drug and health testing clinics.
Products and Customers
      As indicated above, the Company operates through four primary service groups: Insurance Services, Business Services, Government Services and Marketing Services. The Company’s business is not materially seasonal. The following table reflects the revenue generated by each of ChoicePoint’s four primary service groups, and from the royalty and divested and discontinued product lines, from 2003 through 2005 and the percentage contribution by each group to ChoicePoint’s revenue for each such year. The royalty revenue was generated from two laser technology patents held by the Company. One of the patents underlying this revenue expired in November 2004 and the other expired in May 2005.
Historical Revenue by Service Group

	December 31, 2005		December 31, 2004		December 31, 2003

	Amount	%	Amount	%	Amount	%
(In thousands)
Insurance Services	$407,489	40%	$352,725	40%	$309,124	41%
Business Services(1)	380,192	37	349,881	40	276,148	37
Government Services	148,249	14	83,934	9	63,335	8
Marketing Services	91,529	9	93,389	11	96,642	13
Royalty	2,398	—	4,504	—	5,102	1
Divested and discontinued	—	—	—	—	—	—

Service revenue	1,029,857	100%	884,433	100%	750,351	100%
Reimbursable expenses	28,057		34,280		45,395

Total revenue	$1,057,914		$918,713		$795,746

(1)	As announced on March 4, 2005, the Company discontinued the sale of certain services offered by its Business Services group.
      Insurance Services. ChoicePoint provides underwriting information to P&C insurance companies in the United States. Personal lines P&C insurance services include underwriting and claims information, such as motor vehicle reports, accident report records, the Company’s Comprehensive Loss Underwriting Exchange (“C.L.U.E.®”) and Current Carrier® database services, vehicle registration services, credit reports, modeling services, ChoicePointLink® (insurance agent software), and driver’s license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters) which enables them to underwrite in the auto and home insurance markets. Current Carrier is a proprietary database comprised of information regarding current and previous insurance coverage and possible lapses in auto and property coverage. ChoicePoint’s proprietary ChoicePoint Rulestm system automates customer-specific decision making criteria to provide P&C insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using system-to-system and Internet communications. ChoicePoint also provides modeling services to the personal lines P&C market and development of high-end customized application rating and issuance software for commercial customers. The Company also offers customized policy rating, issuance and administration software and related business outsourcing services to the commercial insurance market. Until the sale of the CPCS group in February 2003, ChoicePoint provided other services to the commercial property and casualty insurance market, which included commercial inspections for underwriting purposes and workers compensation audits of commercial properties.
      Business Services. In addition to serving the P&C insurance markets, ChoicePoint provides information products and services to many of the nation’s largest employers, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including:

•	employment background screenings, which include credit and driving record checks, prior employment verification, education and licensing verification and criminal record searches;

•	comprehensive drug screening program management and administration and due diligence and credential verification services to legal and professional service providers;

•	tenant screening services;

•	volunteer screening services;

•	authentication services; and

•	mortgage credentialing services.
      The Company provides online and on-demand searches and filings of public records, including Uniform Commercial Code searches and filings, bankruptcy, lien and judgment searches, regulatory compliance services, searches of partnership and corporation filing records, and criminal record searches to assist organizations and lending institutions in managing potential risk exposure. The Company also provides services that facilitate ordering certified vital records such as birth, death, marriage and divorce certificates. ChoicePoint announced on March 4, 2005 that it will discontinue the sale of information services that contain sensitive consumer data, including social security and driver’s license numbers, except when 1) there is a specific consumer-driven transaction or benefit, 2) authentication or fraud prevention tools are provided to large accredited corporate customers with existing consumer relationships or 3) the services support federal, state or local government and criminal justice purposes. These changes had and will continue to have an impact on the scope of services offered to some customers through our Business Services group and the availability of information services in certain market segments, particularly small businesses. These changes were made in response to the matters discussed in Item 3 under the caption “Fraudulent Data Access.”
      Government Services. The Company also provides enhanced information services to government agencies, such as uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, assisting with homeland security initiatives, public filing searches, credential verification, authentication services, visualization and link analysis software, data integration, data visualization and analytics services, DNA identification services and background screenings. A portion of the

Company’s business depends on government contracts, which are subject to immediate termination, and the termination of these contracts could have a negative impact on the Company’s financial condition and results of operations. Please see Item 1A “Risk Factors.”
      Marketing Services. ChoicePoint also provides direct marketing and database marketing services to many of the nation’s largest employers, insurance companies and financial institutions. Marketing Services offers a full complement of products including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.
      For additional financial information regarding these service groups, see Note 11 to the Consolidated Financial Statements incorporated by reference into this Form 10-K.
      Customers. ChoicePoint’s customer base includes substantially all domestic insurance companies, many of the nation’s largest employers, non-profit organizations, small businesses, financial institutions, consumers and certain local, state and federal government agencies. The Company has more than 50,000 customers, none of which represented more than 10% of the Company’s total revenue in 2005.
      ChoicePoint’s customers include federal, state, and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. See Item 1A — “Risk Factors.”
      Each of ChoicePoint’s current service groups has the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.
Historical Revenue by Geographical Area
      The Company had no revenue from foreign countries, and no long-lived assets in foreign countries during the years ended December 31, 2003 and 2004. Total revenue and long-lived assets by geographic area for the year ended December 31, 2005 are as follows:

	2005

	Revenue	% of Total
(In thousands)
United States	$1,030,270	97%
Foreign	27,644	3%

Total Revenue	$1,057,914	100%

	2005

	Long-Lived
	Assets	% of Total

United States	$1,109,950	93%
Foreign	80,788	7%

Total Long-Lived Assets	$1,190,738	100%
Competition
      The Company operates in a number of geographic and product and service markets, many of which are highly competitive. In the Insurance Services market, ChoicePoint’s P&C competitors include Trans Union Corporation, Fair Isaac & Company, Inc., American Insurance Services Group, a unit of Insurance Services Office, Inc., Metropolitan Reporting Bureau, Explorer Information Services, a unit of US Investigation Services, Inc. (“USIS”) and Insurance Information Exchange, L.L.C., a unit of Insurance Services Office, Inc. The Company’s competitors in the commercial insurance market are Computer Sciences Corporation, CGI Group Inc. and Fiserv, Inc.
      In the Business Services market, the Company’s competitors in the pre-employment screening and drug testing services market include Quest Diagnostics Incorporated, Kroll Inc., a wholly-owned subsidiary of

Marsh & McLennan Companies, Inc., various security companies and clinical laboratories, including pre-screening services of Automatic Data Processing, Inc., First Advantage Corporation, Total Information Services, a subsidiary of USIS and Laboratory Corporation of America Holdings. For public filings services, its competitors are the Lexis-Nexis service of Reed Elsevier PLC (“Lexis-Nexis”), First Data Corporation, Acxiom Corporation, The First American Corporation and Merlin Information Services and for tenant screening services, its competitors are First Advantage Corporation, RealPage, Inc. and RentPort, Inc. The Company’s competitors in the vital records market include USAVital.com, a subsidiary of Backgrounds USA, NationalBirthCertificate.com, Mantech International Corporation, Genesis Systems, Inc. and QS Technologies, Inc. and in the permit services market the primary competitors are Comdata Transportation Services, a division of Ceridian Corporation, and Xero-Fax, Inc. With respect to its offerings of consumer benefit services the Company competes with The Keane Organization, Inc. and Georgeson Communications Corporation.
      In the Government Services market, ChoicePoint’s competitors in the automated public filings market currently include Lexis-Nexis and LocatePLUS Holdings Corporation. For link analysis services, its competitors are Visual Analytics Inc., Knowledge Computing Corporation and Xanalys Corporation, for DNA identification services, the Company competes with Orchid BioSciences, Inc., ReliageneTechnologies, Inc. and Myriad Genetics Inc. and for visualization services, the Company primarily competes with other companies’ internally-developed systems.
      The Company’s competitors in the Marketing Services market include Acxiom Corporation, Knowledge Base Inc. and Harte-Hanks Communications, Inc.
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
      ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The information comprising these databases is not owned by ChoicePoint, and the participating organizations could discontinue contributing information to the databases. If this were to occur, the Company’s financial position and results of operations would be materially adversely affected. ChoicePoint believes, however, that such an event is unlikely because contributors to the databases depend upon the aggregated information in such databases to conduct their business operations. In addition, events described under the caption “Fraudulent Data Access” in Item 3 may affect relationships with data suppliers, which could have a material adverse effect on the Company’s financial position and results of operations.
Employees
      As of December 31, 2005, ChoicePoint employed approximately 5,325 persons, none of whom were unionized and the majority of whom were employed in the United States. Approximately 1,535 individuals were employed in the Atlanta area in the Company’s headquarters and two branch office locations, which includes employees from corporate staff and each operating segment.
      The Insurance Services group also employed approximately 280 individuals in Hartford, Connecticut, 96 employees in Omaha, Nebraska, 23 employees in Reston, Virginia and 15 employees in Chicago, Illinois.
      For the Business Services group, there were approximately 14 individuals in Santa Ana, California, about 287 employees in Boca Raton, Florida, approximately 160 employees in Nashville, Tennessee and approximately 54 employees in Bozeman, Montana. There are approximately 110 individuals in St. Petersburg, Florida, 117 employees in Dallas, Texas, 50 employees in Los Angeles, California, approximately 150 employees in Charlotte, North Carolina, 165 employees in Trenton, New Jersey and about 30 employees in Memphis, Tennessee. There are approximately 34 employees in White Plains, New York.
      There were approximately 180 individuals at the Government Services office in McLean, Virginia and approximately 200 employees in the United Kingdom.
      The Marketing Services group employs approximately 60 individuals in Boston, Massachusetts, approximately 140 employees in Pensacola, Florida, approximately 206 individuals in Peoria, Illinois, about 200 employees in El Paso, Texas and approximately 161 in Las Cruces, New Mexico.
      The balance of ChoicePoint’s employees is located in the Company’s remaining offices throughout the United States. ChoicePoint believes that its relations with its employees are good.
Proprietary Matters
      ChoicePoint owns a number of trademarks, service marks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark, service mark or trade name or group of trademarks, service marks or trade names. The current typical duration for federal trademark registrations is ten years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark continues to be used in commerce by the owner of the trademark. Additional trademarks, service marks and trade names used in the Company’s business are registered and maintained in the United States. These include ChoicePoint®, the ChoicePoint logo, ScreenNow®, Current Carrier, VitalChek®, i2®, the i2 logo, Analyst’s Notebook®, AutoTrackXP®, TrueID® and C.L.U.E., each of which are registered trademarks of ChoicePoint Asset Company, a wholly owned subsidiary of the Company.
      ChoicePoint owns a number of patents and patent applications that ChoicePoint believes are important to its business. However, the Company is not dependent upon any single patent or patent application. The current typical duration for patent registrations is 20 years from the date of filing, subject to continuous maintenance payments. ChoicePoint currently maintains a patent portfolio with a focus in three primary business areas. These business areas are related to insurance services, biometric identification and DNA collection and testing.
      Additionally, ChoicePoint owns an interest in certain patents involving laser technology, all of which have expired as of mid-2005. Upon the expiration of these patents, ChoicePoint’s right to exclude others from exploiting the inventions claimed therein terminated, and accordingly, the obligations of third parties to make royalty payments ceased.
Regulation
      Because the Company’s business involves the distribution of certain personal, public and non-public data to businesses and governmental entities that make eligibility, service and marketing decisions based on such data, certain of its products and services are subject to regulation under federal, state and local laws in the United States. Examples of such regulation include the Fair Credit Reporting Act, which regulates the use of consumer report information, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions, the Drivers’ Privacy Protection Act, which restricts the public disclosure, use and resale of personal information contained in state department of motor vehicle records, the Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare-related businesses, and to a lesser extent, various other federal, state and local laws and regulations.
      These laws generally restrict the use and disclosure of personal information and provides consumers certain rights to know the manner in which their personal information is being used, to challenge the accuracy of such information and/or to prevent the use and disclosure of such information. In certain instances, these laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances. Failure to comply with these regulations may result in the imposition of civil and criminal penalties, including fines.
Where You Can Find More Information
      ChoicePoint files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials ChoicePoint files with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as ChoicePoint that file electronically with the SEC at http://www.sec.gov. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet site, located at www.choicepoint.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information on the Company’s Web site is not incorporated by reference into this Form 10-K.
Item 1A.     Risk Factors
      You should carefully consider each of the following risk factors and all of the other information in this Annual Report on Form 10-K. These risks are not the only ones facing us. Our business operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and any other securities we may issue in the future could decline significantly.

Risks Related to Our Business
Governmental proceedings, litigation and negative publicity surrounding the fraudulent data access may have a negative impact on our future operating results, financial condition and relationships with customers and suppliers.
      As described under “Fraudulent Data Access” in Item 3 of this report, on September 27, 2004, we found evidence of suspicious activity by a few of our small business customers in the Los Angeles area. Our review of the Los Angeles and other similar incidents is ongoing. In addition, we announced on March 4, 2005 that we will discontinue certain information services. We cannot currently accurately estimate the total impact on our operating results and financial condition of the fraudulent access, related events and the decision to discontinue those services. We continue to review the various technology investments in this small business segment as well as other related costs incurred in serving this segment. We also incurred incremental expenses as a result of the fraudulent access and related events (see Note 10 to the Consolidated Financial Statements in the 2005 Annual Report to Shareholders (the “Annual Report”), which is filed as Exhibit 13 to this Form 10-K). We currently estimate that we will incur ongoing legal expenses related to the fraudulent data access of approximately $4 million to $6 million in 2006, exclusive of any potential settlements, with the majority of these expenses incurred during the first two quarters. In addition, the publicity associated with these events or changes in regulation as discussed in this “Risk Factors” section may materially harm our business and relationships with customers or data suppliers.
      We are involved in several legal proceedings or inquiries that relate to these matters, as described in Item 3 “Legal Proceedings” of this Form 10-K. We are unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition, and liquidity and on the trading price of our common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial resources and executive time is devoted to defend these proceedings.
Our business, operations, and reputation could be materially adversely affected by a failure to comply with the Stipulated Final Judgment and Order.
      In February 2006, we reached a settlement with the U.S. Federal Trade Commission (“FTC”) resolving an FTC investigation into our compliance with federal laws governing consumer information security and related issues, including certain fraudulent data access incidents. The resulting Stipulated Final Judgment and Order for Civil Penalties, Permanent Injunction, and Other Equitable Relief (“Stipulated Order”), requires us to pay a $10 million civil penalty and a consumer redress payment of $5 million. The Stipulated Order also requires us to institutionalize a number of information security, verification and credentialing, audit and compliance, reporting and record retention practices. We are also required to obtain every two years for the next 20 years, an assessment from a qualified, independent third-party professional to ensure that our information security program meets the standards of the Stipulated Order. We have implemented certain operational enhancements and is pursuing additional measures designed to comply with the Stipulated Order. Any failure to adequately comply with the Stipulated Order may adversely affect our business, operations and reputation.
We have few long-term customer agreements. Our failure to renew such agreements or enter into agreements with new customers could have a material adverse effect on our financial condition and results of operations.
      We have few long-term agreements with our customers. Although management believes that the quality of our products and services should permit us to maintain relationships with our customers, there can be no assurance that we will do so. Any loss of a significant number of major customers would have a material adverse effect on our business, financial position, and results of operations.
      The acquisition or consolidation of our customers by another company could decrease the demand for products and services. After consolidation, these companies may reorganize management responsibilities or strategic and purchasing decisions that could adversely affect demand for our products and services. We may lose business relationships with key contacts within a customer’s organization due to budget cuts, layoffs, or other changes resulting from an acquisition or consolidation. The consolidation of companies also may alter the technological infrastructure of the combined entity, and our products and services may not be compatible with the new technological system.
A portion of our business depends on government contracts, which are subject to immediate termination, and the termination of these contracts could have a negative impact on our financial condition and results of operations.
      Our customers include federal, state and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. A loss of government contract revenues also could have a material adverse effect on our business, financial position, and results of operations.
      The termination of funding for a government program for which we are the prime contractor or a major subcontractor would result in a loss of anticipated future revenues attributable to that program and could have a negative impact on our results of operations. In addition, the termination of a program or failure to commit funds to a prospective program or a program already started could increase our overall costs of doing business.
      Generally, government contracts contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. Although we are not aware of any such impending termination for convenience, one or more of our government contracts could be terminated under these circumstances and we may be unable to procure new government contracts to offset the revenues lost as a result of any such termination. As our revenues depend in part on our procurement, performance and payment under such government contracts, the loss of one or more large government contracts could have a negative impact on our financial condition and results of operations.
Acquisitions could result in operating difficulties, dilution and other harmful consequences.
      Our long-term business strategy includes growth through acquisitions. While we believe we have been successful in implementing this strategy during prior years, future acquisitions may not be completed on acceptable terms and acquired assets, data or businesses may not be successfully integrated into our operations. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things:

•	failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies;

•	paying more than fair market value for an acquired company or assets;

•	failing to integrate the operations and personnel of the acquired businesses in an efficient, timely manner;

•	assuming potential liabilities arising from the products of an acquired company;

•	managing the potential disruption to our ongoing business;

•	distracting management focus from our core business;

•	impairing relationships with employees, customers, and strategic partners;

•	incurring expenses associated with the amortization of other intangibles;

•	incurring expenses associated with a write-off of a portion of goodwill and other intangible assets due to changes in market conditions, weak economies in certain competitive markets, or the failure of certain acquisitions to realize expected benefits; and

•	diluting the share value and voting power of existing shareholders.
      The anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.
Our failure to successfully manage our relationships with third party information suppliers would have a material adverse effect on our business.
      We depend upon third-party information suppliers for information used in our databases. The loss of some data supply sources could have a material adverse effect on our business, financial position, and results of operations. We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, and our operations depend upon information derived from a wide variety of automated and manual sources. Data is obtained from public filings, information companies, governmental authorities, competitors, and customers. Agreements with data suppliers are generally short-term agreements. Some suppliers are also competitors, which may make us vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. We have no reason to anticipate the termination of any significant relationships with these data suppliers and believe that in most cases substitute suppliers could be arranged if any termination occurred. However, such a termination could have a material adverse effect on our business, financial position, and results of operations if we were unable to arrange for substitute sources.
      We currently maintain databases that contain information provided and used by insurance underwriters. We do not own the information in these databases, and the participating organizations could discontinue contributing information to the databases. If this information was withheld, our business, financial position, and results of operations would be materially adversely affected.
      We use social security numbers to generate certain reports. Social security numbers could become unavailable in the future because of changes in the law or because data suppliers decide not to supply them. If this information cannot be obtained in the future, we would be unable to generate reports as efficiently. Although names, addresses and dates of birth are used to generate reports, without the use of social security numbers, we believe that those reports would not be as complete or as accurate as the reports generated with social security numbers. We also would incur significant expense to revise the software used to generate reports. Less complete or less accurate reports could adversely affect our business, financial position and results of operations.
      We obtain the credit header data in our databases from consumer credit reporting agencies. The data consists of names, addresses, social security numbers and dates of birth. Any of these suppliers could stop supplying this data or could substantially increase their prices. Withholding this data could materially adversely affect our business, financial position and results of operations.
We are subject to significant competition in many of the markets in which we compete.
      The information industry in which we operate is highly competitive, and is expected to remain highly competitive. In each of the markets served, we compete on the basis of price, quality, customer service and product and service selection. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain or strengthen our competitive position in our market segments, especially against larger competitors. We may incur additional costs to upgrade systems in order to compete (see “Management’s Discussion and Analysis” in the Annual Report, which is filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference). If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.
Our failure to attract and retain qualified personnel would have a material adverse effect on our business.
      We cannot be certain that we can continue to attract and retain sufficient qualified management, technical, sales, or other personnel necessary to conduct our business successfully. The resignation, retirement, death or disability of the Chief Executive Officer or Chief Operating Officer and the inability to sufficiently replace either position could adversely affect our business. During recent years, we have significantly increased our senior management talent levels. Accordingly, the dependency on the Chief Executive Officer and/or the Chief Operating Officer is expected to continue to diminish in future years.
Our business, results of operations and reputation could be materially adversely affected by systems interruptions.
      System interruptions could delay and disrupt our products and services, cause harm to our business and reputation and result in a loss of customers. We depend heavily upon computer systems, most of which are located in Alpharetta, Georgia and Boca Raton, Florida, to provide reliable, uninterrupted service. Certain events beyond our control, such as fires, floods, earthquakes, hurricanes, power losses and telecommunications failures, could damage computer networks and temporarily or permanently interrupt services to customers. The systems in Boca Raton, Florida are particularly susceptible to hurricanes. These interruptions also may interfere with suppliers’ ability to provide data and employees’ ability to attend work and perform their responsibilities.
Our direct marketing products are subject to certain risks.
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
Our success partially depends on the successful development and marketing of new products, services and technologies.
      Our success partially depends on our ability to develop and market new products, services and technologies. We have focused on developing growth opportunities in a number of potential markets. We may not be successful in developing new products, services and technologies and any products, services and technologies that we develop may not gain market acceptance or generate significant revenue. Our initiatives are in various stages of development and may be subject to delays in implementation, customer dissatisfaction with product or service performance or other significant undetected problems. If we fail to successfully introduce new initiatives successfully, our business, financial position and results of operations may be adversely affected.
The outcome of litigation against us could have a material adverse effect on our financial condition.
      In addition to the legal proceedings specifically described under Item 3 of this Form 10-K, we and our subsidiaries are also involved in various legal proceedings that periodically arise during the course of business.

While we do not have reason to believe that the outcome of any such pending or threatened litigation will have a material adverse effect on our financial position, litigation is essentially unpredictable and excessive verdicts could occur. In the future, we could incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position and results of operations.
Risks Related to Our Industry
Fraudulent data access and other security breaches may negatively impact our business and harm its reputation.
      Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Despite security measures we have taken, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on the networks. In addition, misuse by customers of our information services could cause harm to the business and reputation and result in loss of customers. On September 27, 2004, we found evidence of suspicious activity by a few small business customers in the Los Angeles area. This recent fraud incident and related matters are discussed under “Fraudulent Data Access” in Item 3 of this Form 10-K. There have been other instances in which subpoenas and other inquiries have been received from law enforcement regarding activities of our customers which sometimes related to potentially improper use of our information services. We are aware of a limited number of past instances that resulted in criminal convictions of certain former customers for activities involving improper use of certain information services. A security or privacy breach may affect us in the following ways:

•	deterring customers from using our products and services;

•	deterring data suppliers from supplying data to us;

•	harming our reputation;

•	exposing us to liability;

•	increasing operating expenses to correct problems caused by the breach;

•	affecting our ability to meet customers’ expectations; or

•	causing inquiry from governmental authorities.
      We expect that, despite our ongoing efforts to prevent fraudulent or improper activity, in the future we may detect additional incidents in which consumer data has been fraudulently or improperly acquired. The number of potentially affected consumers identified by any future incidents is obviously unknown.
Our business, financial condition and results of operations could be materially adversely affected by a downturn in the general economy.
      A general economic downturn could result in a reduced demand for our products and services. Revenues are dependent to a certain extent upon general economic conditions and upon conditions in the industries served by us. Certain revenues are derived from pre-employment screening services. The revenue growth and profitability of the business depends on the overall demand for existing and new products. A softening of demand for information services caused by a weakening of the economy generally may result in decreased revenues or lower growth rates. Future revenues, results of operations, cash flows and profitability may fluctuate on a quarterly or annual basis and we may be unable to refinance our existing $400 million unsecured multicurrency revolving credit facility or our accounts receivables facility.

We are subject to significant governmental regulation.
      Because personal, public and non-public information is used to search our databases and access the databases of others, we are vulnerable to government regulation and adverse publicity concerning these uses. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Drivers’ Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. In particular, following publicity surrounding the matters disclosed under “Fraudulent Data Access” in Item 3 of this Form 10-K, a number of congressional leaders are calling for hearings and proposing legislative responses in light of increasing concerns over identity theft. The following legal and regulatory developments could have a material adverse affect on our business, financial position and results of operations:

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
To the extent the availability of free or relatively inexpensive information increases, the demand for our products and services may decrease.
      Public sources of free or relatively inexpensive information have become increasingly available recently, particularly through the Internet, and this trend is expected to continue. Governmental agencies in particular have increased the amount of information to which they provide free public access. Public sources of free or relatively inexpensive information may reduce demand for our products and services. To the extent that customers choose not to obtain products and services from us and instead rely on information obtained at little or no cost from these public sources, our business and results of operations may be adversely affected.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      ChoicePoint’s principal executive offices consist of 206,000 square feet of office space and an adjacent data center consisting of 200,000 square feet, in Alpharetta, Georgia, a suburb of Atlanta. As of December 31, 2005, ChoicePoint maintained approximately 52 other offices in the United States, three offices in the United Kingdom and one office in Canada. These offices, all of which are leased, contain a total of approximately 835,000 square feet of space. Through ChoicePoint Precision Marketing Inc., ChoicePoint owns two buildings in Peoria, Illinois representing approximately 145,000 square feet of space. The Company ordinarily leases office space of the general commercial type for conducting its business.
      In May 2005, ChoicePoint completed the sale of two buildings in Nashville, Tennessee owned through Vital Chek Network, Inc. that represented approximately 10,000 square feet.
      In connection with the acquisition of Elios, Inc. in January 2006, ChoicePoint acquired an additional office in San Ramon, California, representing a total of 3,300 square feet of space.

      In connection with the acquisition of Short Stop, L.L.C. in February 2006, ChoicePoint acquired an additional office in De Pere, Wisconsin representing 5,600 square feet of space.

Item 3.	Legal Proceedings
      A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the Court has not ruled on the pending Motion. The Company is defending against this action vigorously.
      A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002 (CF&H Insurance, et al. v. ChoicePoint Inc., et al.). As amended, the complaint alleged that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint sought certification as a class action, compensatory damages, attorney’s fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, the shareholders, and our customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which was approved by the Court after a fairness hearing held on October 17, 2005. Upon expiration of the period for appeal, and pursuant to the terms of the Settlement Agreement, on November 23, 2005, the Company established a cash fund for the benefit of qualifying class members, the payouts from which could total up to $7,000,000. The Company is also funding redeemable certificates of value to qualifying class members that may be used to obtain certain direct marketing services. The aggregate value of the redeemable certificates available to qualifying class members could total as much as $7,000,000. The Company also paid $500,000 in cy pres funds, $2,950,000 toward plaintiffs’ attorneys’ fees, costs and expenses, settlement administration costs, and an aggregate sum of $10,000 to the named plaintiffs. The Company’s December 31, 2005 balance sheet includes a liability for the currently estimated fees and expenses in connection with the resolution of this matter.
Fraudulent Data Access
      ChoicePoint’s review of the fraudulent data access described in the Company’s Form 10-K for the year ended December 31, 2004 and other similar incidents is ongoing. The Company currently expects that the number of consumers to which it will send notice of potential fraudulent data access will increase from the number of consumers it has notified to date, but the Company does not anticipate that the increase will be significant.
      The Company is continuing to strengthen its customer credentialing procedures and is recredentialing components of its customer base, particularly customers that have access to products that contain personally identifiable information. Further, the Company continues to review and investigate other matters related to credentialing and customer use. The Company’s investigations as well as those of law enforcement continue. The Company believes that there are other instances that will likely result in notification to consumers. As previously stated, the Company intends for consumers to be notified, irrespective of current state law requirements, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

      On March 4, 2005, ChoicePoint announced that the Company will discontinue the sale of certain information services that contain sensitive consumer data, including social security numbers, except when (1) there is either a specific consumer-driven transaction or benefit, or (2) such services serve as authentication or fraud prevention tools provided to large accredited customers where consumers have existing relationships, or (3) the services support federal, state or local government and law enforcement purposes. The Company cannot currently accurately estimate the future impact that the customer fraud, related events and the decision to discontinue certain services will have on our operating results and financial condition.
      In 2005, the Company recorded certain other operating charges relating to the fraudulent data access and the settlement reached with the FTC, which are discussed in “Management’s Discussion and Analysis — Other Operating Charges.” The Company currently estimates that it will incur on-going legal expenses related to the fraudulent data access of approximately $4 million to $6 million in 2006, exclusive of any potential settlements, with the majority of these expenses incurred during the first two quarters. In addition, the publicity associated with these events or changes in regulation may materially harm the business and ChoicePoint’s relationship with customers or data suppliers.
      The Company is involved in several legal proceedings or investigations that relate to these matters. ChoicePoint is unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition, and liquidity and on the trading price of the Company’s common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial Company resources and executive time be devoted to defend these proceedings.
      ChoicePoint has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred last year. The terms of the settlement call for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint does not admit to the truth of, or liability for, any of the matters alleged by the FTC. The Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) in the fourth quarter of 2005 that reflects the net impact of this settlement.
      The Company has received a variety of inquiries and requests from state Attorneys General as a result of the fraudulent data access. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the potentially affected consumers identified to date. In addition, certain state Attorneys General have requested, including by use of subpoena, information and documents to determine whether ChoicePoint has violated any laws regarding consumer protection and related matters. The Company is cooperating with the state Attorneys General in connection with these inquiries.
      ChoicePoint has received notice from the Securities and Exchange Commission (“SEC”) that the SEC is conducting an investigation into the circumstances surrounding any possible identity theft, trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.
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

      The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v. ChoicePoint, CV05-1294. On June 30, 2005, plaintiffs filed a First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries. The amended complaint alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. On September 15, 2005, the Court dismissed with prejudice two counts related to certain California statutes and let survive the other claims. The Company filed a motion for summary judgment, which was denied without prejudice on March 1, 2006. At the conclusion of four months of discovery, the Court stated the Company could renew its motion. The Company intends to defend this lawsuit vigorously.
      On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the Driver’s Privacy Protection Act (“DPPA”), and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company intends to defend this lawsuit vigorously.
      On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access described elsewhere in this Form 10-K. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. On November 14, 2005, the Court entered an order appointing the Alaska Laborers Employers Retirement Fund as lead plaintiff for the proposed plaintiff class. A Consolidated Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. The Company intends to defend this lawsuit vigorously.
      On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (“Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. The Company intends to defend this lawsuit vigorously.
      On June 27, 2005, the Company was served with a shareholder derivative lawsuit. The initial lawsuit was filed in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action was subsequently transferred to Fulton County, and the Superior Court of Fulton County has consolidated both cases into a single action, In re ChoicePoint Inc. Derivative Litigation, 2005-CV-103219. A consolidated Amended Complaint was filed on November 28,

2005. Plaintiffs seek unspecified compensatory and exemplary damages, attorneys’ fees, costs and other relief. On January 12, 2006, the Company moved to dismiss and answered the Consolidated Amended Complaint. The motion remains pending before the Court. The Company intends to defend this lawsuit vigorously.
      On December 17, 2005, a shareholder derivative lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia, Learch v. Smith, et al., 1:05-CV-3108. The complaint contains allegations akin to those alleged in the consolidated derivative suit pending in the Superior Court of Fulton County, as described above. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs and other relief. The Company intends to defend the lawsuit vigorously.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2005.

Item X.	Executive Officers of the Registrant
      Set forth below is certain biographical information with respect to each executive officer of the Company as of March 1, 2006:

		Executive
Name and Position	Age	Officer Since

Derek V. Smith, Chairman and Chief Executive Officer	51	1997
Douglas C. Curling, President and Chief Operating Officer	51	1997
David T. Lee, Executive Vice President and Chief Business Officer	46	1997
Steven W. Surbaugh, Executive Vice President and Chief Administrative Officer	56	2002
David E. Trine, Chief Financial Officer	45	2000
Carol A. DiBattiste, Chief Credentialing, Compliance and Privacy Officer	54	2005
Jeffrey J. Glazer, Senior Vice President	57	2005
J. Michael de Janes, General Counsel	48	1997
David W. Davis, Corporate Secretary — Vice President, Government Affairs	53	2003
John M. Mongelli, Corporate Treasurer — Vice President, Investor Relations	42	2005
      Derek V. Smith, 51, has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a Director of the Company since May 1997. He served as President of the Company from May 1997 until April 2002.
      Douglas C. Curling, 51, has served as President of the Company since April 2002 and as Chief Operating Officer of the Company since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1997 until May 1999.

      David T. Lee, 46, has served as Chief Business Officer since October 2005 and as Executive Vice President of the Company since May 1999. He served as Senior Vice President from 1997 until May 1999.
      Steven W. Surbaugh, 56, has served as Executive Vice President and Chief Administrative Officer since October 2005. He served as Chief Financial Officer from April 2002 until October 2005. Prior to April 2002, he was a partner with Arthur Andersen LLP for more than five years, where he most recently served as the partner-in-charge of the real estate, financial services and not-for-profit audit practices in the Atlanta, Georgia office.
      David E. Trine, 45, has served as Chief Financial Officer since October 2005. He served as Treasurer from 2000 to October 2005 and as Vice President — Corporate Controller from 1999 to October 2005. He served as Vice President — Finance and Accounting of the Company from 1997 until May 1999.
      Carol A. DiBattiste, 54, has served as Chief Credentialing, Compliance and Privacy Officer since April 2005. Prior to joining ChoicePoint, from 2004 to 2005 she served as the Deputy Administrator for the Transportation Security Administration (“TSA”), Department of Homeland Security, and from 2003 to 2004 she served as the Chief of Staff for the TSA. From 2001 to 2003 Ms. DiBattiste was a partner at the law firm of Holland and Knight LLP and from 1999 to 2001 she served as the Under Secretary of the United States Air Force.
      Jeffrey J. Glazer, 57, has served as Senior Vice President since April 2005. Prior to his election as Senior Vice President, Mr. Glazer served as Vice President of the Insurance Services division since 1997.
      J. Michael de Janes, 48, has served as General Counsel since 1997 and also served as Secretary from April 1998 until December 2003.
      David W. Davis, 53, has served as Corporate Secretary and Vice President — Government Affairs since December 2003. Prior to joining ChoicePoint, he spent ten years in the United States Senate as Chief of Staff for the Office of the Vice Chair of the Senate Republican Conference and as Military Legislative Assistant, Deputy Chief of Staff and later Chief of Staff in the office of Senator Kay Bailey Hutchinson. Upon joining Senator Hutchinson’s staff, Mr. Davis retired from the United States Army as a Lieutenant Colonel after 20 years of service.
      John M. Mongelli, 42, has served as Corporate Treasurer since October 2005 and as Vice President — Investor Relations since 2000. Prior to joining ChoicePoint, Mr. Mongelli held a variety of financial leadership positions with The Coca-Cola Company and its affiliates.
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
      The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “CPS.” Information regarding the high and low sales prices and the number of holders of the common stock is set forth under the captions “Market Information” and “Quarterly Stock Performance” in the Annual Report, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.
      The Company has not paid cash dividends during the two most recent fiscal years and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock. Any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.
      On July 26, 2005, the Company announced that ChoicePoint’s Board of Directors had approved the repurchase of up to $250 million in Company stock, and on January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy back program by $125 million to a total repurchase of $375 million. The Company may repurchase common stock under the program from time to time through August 19, 2007. The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended December 31, 2005 (amounts in thousands except per share amounts):

				Approximate dollar
			Total number of	value of shares that
	Total number		shares purchased as	may yet be
	of shares	Average price	part of publicly	purchased under the
Period	purchased	paid per share	announced program	program

October 1 through October 31, 2005	—	—	—	—
November 1 through November 30, 2005	863	$42.51	863	$296,700
December 1 through December 31, 2005	1,106	$42.72	1,106	$249,408

Total fourth quarter	1,969	$42.63	1,969	$249,408

Item 6.	Selected Financial Data
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
Interest Rate Risk
      The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2005. The information below should be read in conjunction with Note 5 of the “Notes to Consolidated Financial Statements” of the Annual Report, which notes are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.
      Effective December 31, 2004, ChoicePoint, through one of its wholly-owned subsidiaries, entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Facility, as amended, contains covenants customary for facilities of this type and a $25 million line of credit at prime rate. As of December 31, 2005, there was $80.0 million outstanding under the Credit Facility and no borrowings outstanding under the line of credit with an average interest rate of 4.9%.
      In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable subject to limitations. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2006. Borrowings under the Receivables Facility were $50.0 million at December 31, 2005. The average interest rate based on the terms of the Receivables Facility at December 31, 2005 was approximately 4.8%.
      The Company has entered into four interest rate swap agreements (the “Swap Agreements”) to reduce the impact of changes in the benchmark interest rate (“LIBOR”) on its LIBOR-based payments on its synthetic leases, which are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, incorporated by reference in this Form 10-K. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. The Swap Agreements involve the exchange of variable rate for fixed rate payments with a fixed rate between 4.6% and 6.5%. As of December 31, 2005, $71.0 million was outstanding under the Company’s synthetic lease agreements, of which $67.0 million of LIBOR-based payments were hedged with the Swap Agreements.
      Based on the Company’s overall interest rate exposure at December 31, 2005, a 1% change in interest rates would result in a change in annual pretax interest expense of approximately $1.3 million based on the Company’s level of borrowing at that date.
Foreign Currency Exchange Rate Risk
      The majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the British pound. Our operations in the United Kingdom represented approximately 3% of our consolidated revenues and approximately 7% of consolidated long-lived assets during 2005.
      We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on our Consolidated Balance Sheets, and income statement items of our foreign subsidiaries at the average rates prevailing during the year. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of our shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in our Consolidated Statements of Income. We have not hedged translational foreign currency exposure.
      At December 31, 2005, a 10% weaker U.S. dollar against the British pound would have resulted in an increase of our revenues by $2.8 million, and an increase of our pre-tax operating income by $0.3 million. A 10% stronger U.S. dollar would have resulted in similar decreases to our revenues and pre-tax operating income.

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
      As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
      The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting” in the Annual Report, included in Exhibit 13 to this Form 10-K.
      The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in the Annual Report, included in Exhibit 13 to this Form 10-K.
      There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to Directors of the Company is included in the sections entitled “Proposal No. 1 — Election of ChoicePoint Directors,” “Other Matters — ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Audit Committee” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company’s executive officers is set forth in Part I of this Form 10-K. ChoicePoint has adopted a Code of Ethics for Senior Financial Officers and Business Unit Leaders that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other senior officers. A copy of the ChoicePoint Inc. Code of Conduct, Code of Ethics for Senior Financial Officers and Business Unit Leaders, the Corporate Governance Guidelines and charters for the Audit Committee, Management Compensation and Benefits Committee and Corporate Governance and Nominating Committee may be found on the Company’s Web site at www.choicepoint.com. Copies will be furnished without charge upon written request to the Company at the following address: Attn: Corporate Secretary, ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, GA 30005. If the Company makes any amendments to the Code of Ethics for Senior Financial Officers and Business Unit Leaders other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and other senior officers, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its Web site or in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation
      The information required by this Item is included in the sections entitled “ChoicePoint Executive Compensation,” “Management Compensation and Benefits Committee Report on Executive Compensation,” “Election of ChoicePoint Directors,” “ChoicePoint Executive Compensation — Employment Agreements and Change-in-Control Arrangements,” “ChoicePoint Executive Compensation — Management Compensa-

tion and Benefits Committee Interlocks and Insider Participation” and “ChoicePoint Stock Performance Graph” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included in the sections entitled “ChoicePoint Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included in the section entitled “Other Matters — Certain Relationships and Related Transactions” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is included in the section entitled “Audit Fees, Financial Information System Fees and Other Fees” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Index to exhibits, financial statements and schedules.
      (1) The Consolidated Financial Statements, Notes to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for ChoicePoint Inc. and subsidiaries dated March 13, 2006 are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.
      (2) Financial Statement Schedules
      Schedule II — Consolidated Valuation and Qualifying Accounts is included as a schedule herein.
      Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
      (3) Exhibits required by Item 601 of Regulation S-K:
      The following exhibits are included in this Form 10-K:

Exhibit
Number		Description

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
3.2	—	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed May 4, 2005)
4.1	—	Amendment No. 4 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta as dated January 31, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed January 31, 2006)
4.2	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)
10.1	—	Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

Exhibit
Number		Description

10.2	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
10.3	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 23, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.4	—	Form of Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.5	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*
10.6	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 23, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*
10.7	—	Form of Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.8	—	Form of Employment and Compensation Agreement between the Company and J. Michael de Janes dated as of April 25, 2002 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.9	—	Form of Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.10	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*
10.11	—	ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to the Company’s Proxy Statement filed March 21, 2003)*
10.12	—	First Amendment to the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*
10.13	—	Addendum to the ChoicePoint Inc. 2003 Omnibus Incentive Plan* (incorporated by reference to exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)*
10.14	—	Third Amendment to the ChoicePoint Inc. 2003 Omnibus Incentive Plan* (incorporated by reference to Appendix A of the Company’s Proxy Statement filed March 23, 2005)*
10.15	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000)*
10.16	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)*
10.17	—	ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by Reference to Appendix A to the Company’s Proxy Statement filed March 19, 2004)*
10.18	—	ChoicePoint Inc. Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

Exhibit
Number		Description

10.19	—	Employee Benefits Agreement, dated as of July 31, 1997, Between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*
10.20	—	Revolving Credit Agreement dated as of December 29, 2004 among ChoicePoint Inc., the Lenders listed therein, Wachovia Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, BNP Paribas, as Documentation Agent, Wachovia Capital Markets, LLC and SunTrust Capital Markets, Inc., as Co-Lead Arrangers and Wachovia Capital Markets, LLC, as Sole Book Runner (incorporated by reference to exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.21	—	First Amendment to the Revolving Credit Agreement and other Credit Documents, dated as of February 18, 2005, among ChoicePoint Services Inc., ChoicePoint Inc., the financial institutions from time to time party to the Initial Credit Agreement, (the ’Lenders”) and, Wachovia Bank, National Association as Administrative Agent (incorporated by reference to exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.22	—	Master Agreement, dated as of July 31, 1997, among ChoicePoint Inc., SunTrust Banks, Inc. and SunTrust Bank, Atlanta, as Agent (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.23	—	First Amendment to the Master Agreement, dated as of September 30, 1998, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.24	—	Second Amendment to the Master Agreement, dated as of December 30, 1999, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, Atlanta, as Agent (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.25	—	Third Amendment to the Master Agreement, dated as of December 20, 2002, among ChoicePoint Inc., as Lessee, SunTrust Banks, Inc., as Lessor, and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.26	—	Fourth Amendment to the Master Agreement, dated as of February 16, 2005, among ChoicePoint Inc., as Lessee and Guarantor, SunTrust Banks, Inc. as Lessor and SunTrust Bank as Agent (incorporated by reference to exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.27	—	Lease agreement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.28	—	Georgia Lease Supplement, dated as of July 31, 1997, between ChoicePoint Inc. and SunTrust Banks, Inc., as Agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.29	—	First Amendment to the Georgia Lease Supplement, dated September 30, 1998, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to exhibit 10.29 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.30	—	Second Amendment to the Georgia Lease Supplement, dated December 30, 1999, between ChoicePoint Inc. and SunTrust Banks, Inc. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.31	—	Operative Guaranty, dated as of July 31, 1997, by ChoicePoint Inc. as Guarantor (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
10.32	—	Construction Agency Agreement, dated as of July 31, 1997, between SunTrust Banks, Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

Exhibit
Number		Description

10.33	—	Amended and Restated Master Agreement, dated as of June 26, 2003, among ChoicePoint Inc. as Guarantor, ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc. that may hereafter become party hereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.34	—	First Amendment to Amended and Restated Master Agreement, dated as of February 16, 2005, among ChoicePoint Inc. as Lessee and Guarantor, SunTrust Equity Funding, LLC, as Lessor, SunTrust Bank, as Agent, and SunTrust Bank, Fleet National Bank and BNP Paribas, as Lenders (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.35	—	Amended and Restated Master Lease Agreement, dated as of June 26, 2003, between SunTrust Equity Funding, LLC, as Lessor, and ChoicePoint Inc. and certain subsidiaries of ChoicePoint Inc., as Lessees (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.36	—	Amended and Restated Guaranty Agreement from ChoicePoint Inc. dated as of June 26, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.37	—	Amended and Restated Loan Agreement, dated as of June 26, 2003, among SunTrust Equity Funding, LLC, as Lessor and Borrower, the financial institutions party thereto, as Lenders and SunTrust Bank, as Agent (incorporated by reference as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.38	—	Construction Agency Agreement, dated as of August 29, 2001, Among Atlantic Financial Group, Ltd. and ChoicePoint Inc., as Construction Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.39	—	Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas Limited Partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.)(Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.40	—	Supplement to Georgia Lease Supplement and Short Form, dated as of August 29, 2001, between Atlantic Financial Group, Ltd., a Texas limited partnership doing business in Georgia as Atlantic Financial Group, Ltd. (L.P.) (Texas), as Lessor, and ChoicePoint Inc., a Georgia corporation, as Lessee (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.41	—	Partial Lease Termination Agreement, dated as of August 29, 2001, by and between SunTrust Banks, Inc., as Lessor, and ChoicePoint Inc., as Lessee (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.42	—	Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.43	—	Amendment #1 to Loan Agreement, dated July 1, 2002 among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.44	—	Amendment #2 to Loan Agreement, dated December 31, 2002 among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Capital Markets, Inc., as Administrator (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)
10.45	—	Amendment #3 to Loan Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit
Number		Description

10.46	—	Amendment #4 to Loan Agreement dated as of June 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
10.47	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other Subsidiary of ChoicePoint Inc. that hereafter becomes a Party hereto, as Originators, and ChoicePoint Capital Inc., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.48	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.49	—	Amendment No. 1 to Receivables Sale and Contribution Agreement, dated as of January 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
10.50	—	Form of Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2006)*
10.51	—	Employment Agreement between the Company and Carol A. DiBattiste dated as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2005)*
10.52	—	Amendment No. 5 to Loan Agreement dated as of June 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*
10.53	—	Forms of Stock Option Agreements under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*
10.54	—	Forms of Restricted Stock Grant Agreements under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*
10.55	—	Form of Share Equivalent Unit Agreement for Non-Employee Directors under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*
10.56	—	Form of Deferred Shares Agreement for Employees and Officers under the 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*
13	—	The inside front cover, pages 27 — 70 and the inside back cover of the Company’s 2005 Annual Report to Shareholders
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

32.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	—	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.
      Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on March 13, 2006.

CHOICEPOINT INC.

By:	/s/ Derek V. Smith

Derek V. Smith
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek V. Smith Derek V. Smith	Chairman and Chief Executive Officer and Director	March 13, 2006

/s/ David E. Trine David E. Trine	Chief Financial Officer	March 13, 2006

/s/ Douglas C. Curling Douglas C. Curling	President, Chief Operating Officer and Director	March 3, 2006

/s/ James M. Denny James M. Denny	Director	March 10, 2006

/s/ Dr. John J. Hamre Dr. John J. Hamre	Director	March 10, 2006

/s/ Kenneth G. Langone Kenneth G. Langone	Director	March 13, 2006

/s/ John B. McCoy John B. McCoy	Director	March 13, 2006

/s/ Terrence Murray Terrence Murray	Director	March 13, 2006

/s/ Ray M. Robinson Ray M. Robinson	Director	March 10, 2006

/s/ Charles I. Story Charles I. Story	Director	March 13, 2006

/s/ M. Anne Szostak M. Anne Szostak	Director	March 13, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

	Balance at	Charged to	Charged			Balance at
	Beginning of	Costs &	to Other			End of
Description	Period	Expenses	Accounts		Deductions	Period

	(In thousands)
Year ended December 31, 2005
Allowance for Doubtful Accounts	$5,128	$2,681	$—		$(2,060)	$5,749
Restructuring Reserves	4,499	—	—		(3,661)	838
Valuation Allowance on Deferred Tax Asset	—	8,147	—		—	8,147
Year ended December 31, 2004
Allowance for Doubtful Accounts	$5,450	$2,589	$—		$(2,911)	$5,128
Restructuring Reserves	8,489	138	1,826	(1)	(5,954)	4,499
Year ended December 31, 2003
Allowance for Doubtful Accounts	$4,978	$1,656	$—		$(1,184)	$5,450
Restructuring Reserves	4,817	9,592	2,325	(1)	(8,245)	8,489

(1)	Represents allowances established in connection with acquisitions net of amounts charged to goodwill.