Form 10-Q
period 2006-03-31
CHOICEPOINT INC
filed 2006-05-09
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $.10 par value per share	86,076,339

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
Service revenue	$263,144	$252,739
Reimbursable expenses (Note 4)	6,726	6,543

Total revenue	269,870	259,282

Costs and expenses:
Cost of revenue	143,435	131,387
Reimbursable expenses	6,726	6,543
Selling, general and administrative	60,669	54,852
Other operating charges	5,987	5,412

Total costs and expenses	216,817	198,194

Operating income	53,053	61,088
Interest expense	2,205	1,266

Income before income taxes	50,848	59,822
Provision for income taxes	20,239	22,852

Net income	$30,609	$36,970

Earnings per share (Note 7)
Basic	$0.36	$0.42

Diluted	$0.34	$0.40

Weighted average shares – basic	85,984	88,876
Diluted effect of stock options	2,820	3,299

Weighted average shares – diluted	88,804	92,175

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,499	$21,337
Accounts receivable, net of allowance for doubtful accounts of $5,771 in 2006 and $5,749 in 2005	238,393	203,289
Other current assets	35,812	47,612

Total current assets	282,704	272,238

Property and equipment, net	74,051	73,518
Goodwill	927,752	917,858
Other acquisition intangible assets, net	100,312	102,283
Other assets, net	90,796	97,079

Total assets	$1,475,615	$1,462,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$100,010	$50,022
Accounts payable	50,634	45,212
Accrued salaries and bonuses	20,080	31,349
Income taxes payable	21,661	6,861
Deferred income taxes	5,269	1,723
Other current liabilities	115,799	135,417

Total current liabilities	313,453	270,584

Long-term debt, less current maturities	105,032	80,035
Postretirement benefit obligations	23,718	24,929
Deferred income taxes	41,086	43,617
Other long-term liabilities	23,451	22,937

Total liabilities	506,740	442,102

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 91,337 in 2006 and 90,967 in 2005	9,134	9,097
Paid-in capital	473,324	458,132
Retained earnings	748,999	718,390
Accumulated other comprehensive loss, net	(8,637)	(9,784)
Treasury stock, at cost, 6,593 shares in 2006 and 4,340 shares in 2005	(253,945)	(154,961)

Total shareholders’ equity	968,875	1,020,874

Total liabilities and shareholders’ equity	$1,475,615	$1,462,976

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balance, December 31, 2005		$9,097	$458,132	$718,390	$(9,784)	$(154,961)	$1,020,874

Net income	$30,609	—	—	30,609	—	—	30,609
Change in fair value of derivatives, net of deferred taxes of $171	257	—	—	—	257	—	257
Change in cumulative foreign currency translation adjustment	890	—	—	—	890	—	890

Comprehensive income	$31,756

Restricted and other stock plans, net		2	1,558	—	—	—	1,560
Common stock redeemed		—	—	—	—	(147)	(147)
Common stock repurchased		—	—	—	—	(98,838)	(98,838)
Stock distributed from employee benefit trust		—	—	—	—	1	1
Proceeds from stock options exercised		35	8,791	—	—	—	8,826
Stock option expense		—	3,591	—	—	—	3,591
Tax benefit of stock options exercised		—	1,252	—	—	—	1,252

Balance, March 31, 2006		$9,134	$473,324	$748,999	$(8,637)	$(253,945)	$968,875

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$30,609	$36,970

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25,273	18,687
Non-cash components of other operating charges	3,940	—
Compensation expense recognized under stock-based compensation plans, net	5,097	1,052
Tax benefit of stock options exercised	—	6,076
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(33,651)	(20,653)
Other current assets	12,045	128
Deferred income taxes	792	542
Accrued income taxes	14,748	13,366
Current liabilities, excluding debt and income taxes	(19,451)	(9,530)
Other long-term liabilities, excluding debt	(215)	(759)

Net cash provided by operations	39,187	45,879

Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,502)	(89,605)
Additions to property and equipment, net	(6,778)	(3,530)
Additions to other assets, net	(10,894)	(10,485)

Net cash used in investing activities	(38,174)	(103,620)

Cash flows from financing activities:
Borrowings under Credit Facility	40,000	100,000
Payments on Credit Facility	(15,000)	(35,000)
Borrowings under Receivables Facility	50,000	—
Payments of other debt	(15)	(53)
Repurchase of common stock	(98,838)	—
Purchase of stock held by employee benefit trusts, net	—	(8,999)
Redemption of common stock	(147)	(1)
Tax benefit of stock options exercised	1,252	—
Proceeds from exercise of stock options	8,826	11,686

Net cash (used in) provided by financing activities	(13,922)	67,633

Effect of foreign currency exchange rates on cash and cash equivalents	71	(307)
Net (decrease) increase in cash and cash equivalents	(12,838)	9,585
Cash and cash equivalents, beginning of period	21,337	1,577

Cash and cash equivalents, end of period	$8,499	$11,162

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while working diligently to protect personal privacy.

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

The Business Services group provides information products and services to many of the nation’s largest employers, consumer finance companies, asset-based lenders, legal and professional service providers, health care service providers, non-profit organizations, small businesses and consumers. Major offerings include employment background screenings and drug testing administration services, public filing searches, vital record services, credential verification, due diligence information, Uniform Commercial Code searches and filings, authentication services, tenant screening services, mortgage fraud credentialing services and people and shareholder locator information searches. In response to the previously disclosed fraudulent data access and other matters (Note 14), ChoicePoint discontinued the sale of certain information services that contain sensitive consumer data offered by its Business Services group.

Industry-leading data, analytic and platform tools enable the Government Services group to provide information products and services to federal, state and local governmental and law enforcement agencies and certain non-data related software and services into international markets. Major offerings include public filing searches, credential verification, authentication services, visualization and link analysis software, data integration, data visualization and analytics services, DNA identification services and background screenings.

The Marketing Services group provides direct marketing services to many of the nation’s largest employers, insurance companies, agents, financial institutions and other businesses. Marketing Services offers a full complement of products, including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The adjustments have been of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) in its Annual Report on Form 10-K for the year ended December 31, 2005. The current period’s results are not necessarily indicative of results to be expected for a full year.

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

The net assets of the Company’s foreign operations, which are located primarily in the United Kingdom, are translated into U.S. dollars using current exchange rates and the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the period. The resulting translation adjustment, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative foreign currency translation adjustment in Accumulated Other Comprehensive Loss, net. The functional currency of the Company’s foreign operations is the local currency of those operations.

4. Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is either realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $46.5 million as of March 31, 2006 and $44.0 million as of December 31, 2005. In addition to the general policy discussed above, the following are the specific revenue recognition policies for ChoicePoint’s major business lines and for multiple-element arrangements:

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

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended March 31, pass-through expense was $207.5 million in 2006 and $180.8 million in 2005.

Reimbursable Expenses

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months ended March 31, totaled $6.7 million in 2006 and $6.5 million in 2005 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

Income Taxes

ChoicePoint’s effective tax rate was 39.8% for the quarter ended March 31, 2006, compared to 38.2% for the quarter ended March 31, 2005 primarily due to the non-deductibility of certain stock option expense and the expiration of the federal R&D tax credit. At March 31, 2006 accrued income taxes increased to $21.7 million from $6.9 million at December 31, 2005 due to the first quarter tax provision and the timing of tax payments.

5. Other Operating Charges

During the first quarter of 2006, the Company recorded other operating charges of $6.0 million ($3.7 million net of taxes) that included $5.2 million ($3.2 million net of taxes) of asset impairment, severance and lease abandonment costs primarily related to the centralization of functions and consolidation of certain technology platforms, and $0.8 million ($0.5 million net of taxes) for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company recorded other operating charges of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005 representing specific expenses related to the aforementioned fraudulent data access. These expenses included approximately $2.0 million for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $3.4 million of legal expenses and other professional fees.

As of March 31, 2006, $10.9 million was accrued for the remaining obligations related to the above charges incurred to date which includes $10.2 million for fees associated with the fraudulent data access, and $0.7 million related to asset impairment, severance and lease abandonment costs.

6. Debt and Other Financing

On December 29, 2004, ChoicePoint, through one of its wholly-owned subsidiaries, entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At March 31, 2006, the Company’s interest rate was 5.3% under this facility. The Credit Facility contains covenants customary for facilities of this type and a $25 million line of credit at prime rate. There was $105.0 million outstanding under the Credit Facility and there were no borrowings under the line of credit at March 31, 2006. As of December 31, 2005, borrowings of $80 million were outstanding under the Credit Facility and there were no borrowings under the line of credit.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable, subject to certain limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2006. The Receivables Facility bears interest at the commercial paper rate of the lender plus an applicable margin of 0.38% per annum. At March 31, 2006, the Company’s interest rate was 5.1% under this facility. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $100.0 million at March 31, 2006 and $50.0 million at December 31, 2005.

The net increase in proceeds from the Credit Facility and Receivables Facility was used to repurchase shares of common stock, complete acquisitions, and fund capital expenditures.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $71.0 million at March 31, 2006 and the Company would have recorded additional depreciation expense of approximately $660,000 ($408,000 after tax) for the three months ended March 31, 2006 and $575,000 ($355,000 after tax) for the same period of 2005.

At March 31, 2006, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the synthetic leases. One interest rate Swap Agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate Swap Agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was a liability of $0.4 million as of March 31, 2006, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the three months ended March 31, 2006 or 2005. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

7. Earnings Per Share and Stock-Based Compensation

Earnings Per Share – The Company has computed basic and diluted EPS using the treasury stock method. For the three months ended March 31, 2006 and 2005, options outstanding to purchase approximately 1.4 million and 1.1 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect would be antidilutive.

Stock Options – On April 29, 2003, the shareholders of the Company approved the ChoicePoint Inc. 2003 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for 3,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. A variety of discretionary awards for employees and non-employee directors are authorized under the Omnibus Plan, including incentive or non-qualified stock options, restricted stock, deferred stock, and share equivalent units. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of certain performance goals as determined by the Management Compensation & Benefits Committee of the Company’s Board of Directors. Option prices are generally set at the closing fair market prices as of the date of grant and option terms do not exceed ten years. During the three months ended March 31, 2006, options for approximately 9,000 shares were granted at fair market value of the underlying stock under the Omnibus Plan with a weighted average exercise price of $41.71. The fair value of the options granted during 2006 was determined using assumptions consistent with those used in 2005.

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of March 31, 2006 and changes during the quarter then ended is as follows (shares and intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	11,309	$29.83
Granted	9	41.71
Canceled/forfeited	(152)	41.71
Exercised	(351)	25.17

Outstanding, March 31, 2006	10,815	$29.82	5.3	$163,214

Vested and expected to vest, March 31, 2006	10,562	$29.47	5.3	$162,877
Exercisable, March 31, 2006	6,771	$23.21	4.1	$146,034

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 9.224 – $13.836	1,562	1.7	$10.29	1,562	$10.29
$13.837 – $18.448	979	2.8	13.97	979	13.97
$18.449 – $23.060	824	3.7	19.10	824	19.10
$23.061 – $27.672	1,332	4.6	25.99	1,332	25.99
$27.673 – $32.284	190	3.8	29.41	143	29.22
$32.285 – $36.896	1,203	6.8	33.53	668	33.55
$36.897 – $44.750	3,366	6.5	39.78	1,142	39.27
$44.751 – $46.120	1,359	8.8	46.05	121	46.12

	10,815		$29.82	6,771	$23.21

The intrinsic value of options exercised during the quarter ended March 31 was $5.6 million in 2006 and $17.3 million in 2005.

Other Stock-Based Awards - On a periodic basis, certain key officers, employees, and directors of the Company are granted shares of nonvested stock under the Omnibus Plan. During the three months ended March 31, 2006, 19,850 shares were awarded with a weighted average market value at the date of grant of $45.02 per share. During the first quarter of 2005, 91,375 shares were awarded under the Omnibus Plan and a predecessor plan with a weighted average market value per share of $45.94. Also on a periodic basis, certain key officers are awarded deferred shares under the Omnibus Plan. No deferred shares were granted in the first quarter of 2006. During the first quarter of 2005, 75,000 deferred shares were awarded at market value at the date of grant of $46.12 per share. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. No share equivalent units were granted in the first quarter of 2006 or 2005. The market value of the restricted stock, deferred shares and share equivalent units is being charged to expense over the vesting periods through April 2010. The pre-tax compensation cost charged against income for these awards was $1.6 million for the quarter ended March 31, 2006 and $1.4 million for the same period of 2005.

A summary of the status of the Company’s nonvested shares, deferred shares, and share equivalent units as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	579,659	$40.00
Granted	19,850	45.02
Vested	(20,000)	33.45
Forfeited	—	—

Balance at March 31, 2006	579,509	$40.40

The fair value of shares vested during the quarter ended March 31 was $0.9 million in 2006 and $0.6 million in 2005, respectively.

SFAS 123R - The Company adopted SFAS No. 123 (revised, 2004) “Share-Based Payment” (“SFAS 123R”) for the period beginning January 1, 2006. SFAS 123R requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. The Company adopted SFAS 123R using the modified prospective application, which applies to all grants after the effective date and to any unvested portion of grants issued prior to the effective date or implementation date. The Company uses an actuarial binomial model to value its 2005 and 2006 stock option grants and a Black-Scholes model to value awards prior to 2005. The related compensation cost is expensed over the vesting period using the straight-line method for awards with cliff vesting or using the accelerated attribution method for awards with graded vesting.

The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The term assumption is primarily based on the contractual term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level is based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the contractual term of the option. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest. The assumptions used to determine the fair value of the options granted in the first quarter of 2006 are consistent with those used in 2005 and include a dividend yield of 0%, expected stock price volatility of 28%, risk-free interest rate of 3.7%, and an expected term of 4.85 years.

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of SFAS 123R. As of March 31, 2006, there was approximately $16.5 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.0 years.

For the three months ended March 31, 2006 the Company’s stock-based compensation expense was $3.6 million, of which approximately $54,000 was capitalized into software and other development costs. Of the $3.5 million net compensation expense, $1.0 million was included in cost of revenue, and $2.5 million was included in selling, general and administrative expenses. The total income tax benefit recognized in the income statement for stock option compensation arrangements was $0.8 million for the quarter ended March 31, 2006.

As of March 31, 2006, there was approximately $4.8 million in total unrecognized compensation cost related to nonvested stock, $7.7 million related to deferred shares, and $429,000 related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.5 years for nonvested stock, 4.1 years for deferred shares, and 0.9 years for share equivalent units.

The following table outlines the effect of the adoption of SFAS 123R on the following financial metrics for the three months ended March 31, 2006 (in thousands, except per share information):

	As Reported	Effect of the Adoption of SFAS 123R	Excluding the Effect of SFAS 123R
Operating income	$53,053	$3,537	$56,590
Income before income taxes	50,848	3,537	54,385
Net income	30,609	2,728	33,337

Earnings per share:
Basic	$0.36	$0.03	$0.39
Diluted	$0.34	$0.03	$0.38

Note: Per share amounts may not sum due to rounding

Prior to adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.3 million excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

In periods prior to January 1, 2006 the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. In accordance with APB 25 the compensation recorded for employee stock grants was equal to the fair value of the grant on the measurement date, the date of the grant, as determined by the closing price of the Company’s common stock on that date. Some employee stock grants vested in future periods based on a requirement of continued service to the Company. For these stock grants the fair value of the stock grant was recorded as deferred compensation in the equity section of the Company’s Consolidated Balance Sheets, and was expensed on a straight-line basis over the vesting period.

The following disclosure shows what the Company’s net income and basic and diluted earnings per share would have been using the fair value model under SFAS 123 for the quarter ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$36,970
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,335)

Pro forma net income	$34,481

Basic EPS– as reported	$0.42
Basic EPS – pro forma	$0.39

Diluted EPS – as reported	$0.40
Diluted EPS – pro forma	$0.38

The weighted average fair value of options granted during the first quarter of 2005 was $14.01.

Subsequent Event – On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan, (“2006 Omnibus Plan”). The 2006 Omnibus Plan provides for 1,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the plan. A variety of discretionary awards for employees and non-employee directors is authorized under the plan including common stock, tandem appreciation rights and/or free-standing appreciation rights, restricted shares, deferred shares, performance shares and performance units, and share equivalent units.

8. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Net income	$30,609	$36,970
Change in fair value of derivatives, net of deferred taxes	257	803
Change in cumulative foreign currency translation adjustment	890	(1,670)

Comprehensive income	$31,756	$36,103

9. Acquisitions

In the first three months of 2006, the Company acquired ELIOS, Inc., a leading loss payee notification company for the property and casualty insurance industry located in San Ramon, California, and ShortStop, LLC, which maintains the nation’s leading network of drug and health testing clinics. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $13.0 million in cash. Goodwill of $6.4 million was allocated to Insurance Services and $2.9 million to Business Services. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements.

As of March 31, 2006, ChoicePoint has approximately $1.6 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to the 2006 and prior acquisitions.

During the first quarter of 2006, $7.5 million was paid by the Company related to the settlement of an earnout provision for a prior acquisition. This amount was recorded as additional purchase price in the fourth quarter of 2005, the period in which the earnout was resolved.

10. Goodwill and Intangible Assets

A summary of the change in goodwill during the three months ended March 31, 2006, is as follows:

(In thousands)	December 31, 2005	Acquisitions & Adjustments	March 31, 2006
Insurance Services	$83,145	$6,467	$89,612
Business Services	478,617	2,766	481,383
Government Services	157,076	660	157,736
Marketing Services	199,020	1	199,021

Total	$917,858	$9,894	$927,752

As of March 31, 2006 and December 31, 2005, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of March 31, 2006			As of December 31, 2005
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$56,822	$(27,312)	$29,510	$56,782	$(24,809)	$31,973
Purchased data files	35,499	(7,070)	28,429	35,499	(6,250)	29,249
Software	34,609	(16,850)	17,759	31,188	(15,581)	15,607
Non-compete agreements	15,007	(7,253)	7,754	15,007	(6,691)	8,316
Trademarks/trade names	15,575	—	15,575	15,531	—	15,531
Other intangible assets	10,913	(9,628)	1,285	10,913	(9,306)	1,607

Total	$168,425	$(68,113)	$100,312	$164,920	$(62,637)	$102,283

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the three months ended March 31, 2006 of $5.5 million compared to $5.7 million for the comparable period of 2005. Estimated full-year amortization expense for the next five years is $21.5 million for 2006, $17.0 million for 2007, $14.1 million for 2008, $10.7 million for 2009 and $5.8 million for 2010.

11. Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million in Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy back program by $125 million to a total repurchase of $375 million. The Company may repurchase stock under the program from time to time through August 18, 2007. During the three months ended March 31, 2006, 2.25 million shares were purchased at an average cost, including commissions, of $43.93 per share. Through March 31, 2006, a total of 5.2 million shares have been purchased for $224.4 million under the stock buy back program.

12. Segment Disclosures

ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Business Services, Government Services and Marketing Services, which constitute its four reportable segments. See Note 1 for a description of each service group. In January 2005, ChoicePoint acquired i2, with a location in Cambridge, United Kingdom, which generates a significant amount of its revenue from outside of the United States. In the first quarter ended March 31, 2006, less than 5% of the Company’s total revenue was generated outside of the United States. No customer represents more than 10% of total revenue. Revenues and operating income for the three months ended March 31, 2006 and 2005 for the four segments and laser technology patents which expired in 2005 (“Royalty”) are presented below.

	Three months ended March 31, 2006		Three months ended March 31, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$113,389	$60,628	$99,727	$54,262
Business Services	93,478	17,022	93,823	21,222
Government Services	34,401	2,909	35,293	5,711
Marketing Services
Service revenue	21,876	4,002	23,099	4,257
Reimbursable expenses (a)	6,726	—	6,543	—

Total Marketing Services	28,602	4,002	29,642	4,257
Royalty	—	—	797	770
Corporate and shared (b)	—	(16,521)	—	(19,722)
Accelerated depreciation (c)	—	(5,463)	—	—
Stock option expense (c)	—	(3,537)	—	—
Other operating charges (Note 5)	—	(5,987)	—	(5,412)

Totals	$269,870	$53,053	$259,282	$61,088

Assets

(In thousands)	March 31, 2006	December 31, 2005
Insurance Services	$270,642	$243,124
Business Services	670,372	666,817
Government Services	265,353	264,561
Marketing Services	231,989	232,334
Unallocated & Other (d)	37,259	56,140

Total	$1,475,615	$1,462,976

Depreciation & Amortization

	Three Months Ended March 31,
(In thousands)	2006	2005
Insurance Services	$3,237	$2,790
Business Services	7,812	7,132
Government Services	4,654	4,587
Marketing Services	1,608	1,705
Unallocated & Other (d)	2,499	2,473
Accelerated Depreciation (c)	5,463	—

Total	$25,273	$18,687

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).
(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(c)	The Company recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. The Company also recorded $3.5 million of additional stock-based compensation expense during the first quarter of 2006 as a result of the adoption of FAS 123(R).
(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

13. Employee Benefits

As a result of the spinoff from Equifax Inc. in 1997, the Company agreed to provide certain retiree health care and life insurance benefits for a defined group of eligible employees. No additional members have been added to this group since the spinoff. Health care and life insurance benefits are provided through a trust. These postretirement benefit plans are unfunded; however, the Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of each employee, net of the estimated amount of participant contributions. The following table presents the components of the net periodic benefit costs related to these plans.

	Three Months Ended March 31,
(In thousands)	2006	2005
Service cost	$13	$14
Interest cost on accumulated benefit obligation	337	421
Amortization of net gain	(18)	—
Amortization of prior service cost	(53)	(74)

Net periodic postretirement benefit cost	$279	$361

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. As of March 31, 2006 and December 31, 2005, the Company has recorded a liability of $20.7 million and $20.8 million, respectively which is included in other long-term liabilities in the Consolidated Balance Sheets.

14. Commitments and Contingencies

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

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

A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002 (CF&H Insurance, et al. v. ChoicePoint Inc., et al.). As amended, the complaint alleged that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint sought certification as a class action, compensatory damages, attorneys’ fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, its shareholders, and its customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which was approved by the Court after a fairness hearing held on October 17, 2005. Upon expiration of the period for appeal, and pursuant to the terms of the Settlement Agreement, on November 23, 2005, the Company settled this matter. The amount paid out to plaintiffs in this matter was not materially different than the amount reflected on the Company’s December 31, 2005 balance sheet as a liability for estimated costs and expenses associated with this matter.

Fraudulent Data Access

ChoicePoint’s review of the fraudulent data access described in the Company’s public filings and other similar incidents is ongoing. The Company currently expects that the number of consumers to which it will send notice of potential fraudulent data access will increase from the number of consumers it has notified to date, but the Company does not anticipate that the increase will be significant.

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

ChoicePoint has entered into a settlement with the Federal Trade Commission (“FTC”) regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred last year. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In the fourth quarter of 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds. The insurance proceeds were received by the Company in the first quarter of 2006.

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

ChoicePoint has received notice from the SEC that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. The Company filed a motion for summary judgment, which was denied without prejudice on March 1, 2006. At the conclusion of four months of discovery, the Court stated the Company could renew its motion. The Company intends to defend this lawsuit vigorously.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company intends to defend this lawsuit vigorously.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. The Company intends to defend this lawsuit vigorously.

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

Other Litigation

The Company also is involved in other litigation from time to time in the ordinary course of its business. The Company provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimable. The Company does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of ChoicePoint. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations –2006 vs. 2005 Consolidated Comparisons

Revenue

Across its markets, the Company competes on data, analytics and distribution. A significant majority of the Company’s revenue streams are transaction-based, earning revenue each time its databases are accessed and further promoting the scalability of its products and services. The fundamentals that drive revenues are numerous and varied across and within the Company’s business segments. Generally, the Company’s primary growth drivers are new customers, increased penetration of new products, expansion into new markets, and acquisitions. On a macro level, low unemployment, a changing regulatory environment and new initiatives contribute to enhanced opportunities for ChoicePoint.

	Three Months Ended March 31,
(In thousands)	2006	2005	Change
Total revenue	$269,870	$259,282	4%
Reimbursable expenses per EITF 01-14	6,726	6,543

Service revenue	$263,144	$252,739	4%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under EITF 01-14 (see Note 4 to the Consolidated Financial Statements).

In the first quarter of 2006, total revenue increased 4% over the first quarter of 2005 driven by continued strong growth in the Insurance Services segment offsetting weaker performances primarily in the Government Services and Marketing Services segments. Total revenue increased 4% in the first quarter of 2005 over the first quarter of 2004. First quarter consolidated internal revenue, which represents core revenue less incremental revenue from acquisitions, increased 3.2% for 2006 over 2005 (excluding $2.3 million of incremental acquisition revenue) and increased 7.1% for the first quarter of 2005 compared to 2004 (excluding incremental acquisition revenue of $33.8 million in 2005).

Operating Income

	Three Months Ended March 31,
(In thousands)	2006	2005	Change
Operating Income	$53,053	$61,088	-13%
Operating Income as a percentage of service revenue	20.2%	24.2%
Operating Income as a percentage of total revenue	19.7%	23.6%

The Company’s operating income for the first quarter of 2006 was $53.1 million compared to $61.1 million for the same period of 2005. Operating income for the three months ended March 31, 2006, includes the following:

•	$5.5 million of accelerated depreciation included in cost of revenue related to the consolidation of certain technology platforms,

•	$3.5 million of stock option expense recorded under Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) of which approximately $1.0 million is included in cost of revenue and the remaining $2.5 million is included in selling, general and administrative expenses, and

•	$6.0 million of other operating charges. Of this amount, $0.8 million was for third party expenses related to the fraudulent data access. The remaining $5.2 million related to asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms.

The Company recorded other operating charges of $5.4 million in the first quarter of 2005 representing specific expenses related to the aforementioned fraudulent data access. These expenses included approximately $2.0 million for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $3.4 million of legal expenses and other professional fees.

Interest Expense

Interest expense was $2.2 million for the first quarter of 2006, an increase from $1.3 million for the first quarter of 2005 due to higher average debt outstanding associated with the Company’s share repurchase program and higher interest rates.

Income Taxes

ChoicePoint’s effective tax rate was 39.8% for the first quarter ended March 31, 2006, compared to 38.2% for the first quarter ended March 31, 2005, due to the non-deductibility of certain stock option expense, and the expiration of the federal R&D tax credit.

Segment Information

The following table provides additional details of service revenue (and total revenues including reimbursable expenses for Marketing Services) and operating income included in the Consolidated Statements of Income:

	Three months ended March 31, 2006		Three months ended March 31, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$113,389	$60,628	$99,727	$54,262
Business Services	93,478	17,022	93,823	21,222
Government Services	34,401	2,909	35,293	5,711
Marketing Services
Service revenue	21,876	4,002	23,099	4,257
Reimbursable expenses (a)	6,726	—	6,543	—

Total Marketing Services	28,602	4,002	29,642	4,257
Royalty	—	—	797	770
Corporate and shared (b)	—	(16,521)	—	(19,722)
Accelerated depreciation (c)	—	(5,463)	—	—
Stock option expense (c)	—	(3,537)	—	—
Other operating charges (d)	—	(5,987)	—	(5,412)

Totals	$269,870	$53,053	$259,282	$61,088

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed, which are usually prepaid by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14 (Note 4).
(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(c)	The Company recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. The Company also recorded $3.5 million of additional stock-based compensation expense during the first quarter of 2006 as a result of the adoption of FAS 123(R).
(d)	See Note 5 to the Consolidated Financial Statements.

In the first quarter of 2006, Insurance Services’ total revenue increased 14% to $113.4 million compared to $99.7 million in the first quarter of 2005 as a result of increased demands for the P&C personal lines products, particularly the MVR activity files, and revenues from the loss payee notification system that the Company acquired from ELIOS in the first quarter of 2006. Additionally, in the first quarter of 2006, Insurity delivered strong internal revenue growth based on increases in development, maintenance and outsourcing revenues, and gained new business including the signing of several new contracts that will provide over $4 million in incremental revenues for the remainder of 2006. Internal revenue growth from the first quarter of 2005 to the first quarter of 2006 of 12.6% excludes $1.1 million of incremental acquisition revenue in 2006.

Operating income increased 12% in the Insurance Services group to $60.6 million for the quarter ended March 31, 2006 compared to $54.3 million in the first quarter of 2005. Operating margin remained strong at 53.5% for the first quarter of 2006 compared to 54.4% in the same period of 2005 despite the investments being made in the new commercial and claims products.

Business Services’ total revenue and internal revenue for the first quarter were essentially flat in 2006 with total revenue of $93.5 million compared to $93.8 million for the same period of 2005. The internal revenue decline of 0.5% for the first quarter of 2006 compared to growth of 5.0% for the same period of 2005 excludes $0.1 million of incremental acquisition revenue in 2006. The growth in the Company’s background screenings, vital records and financial services businesses was offset by the revenue decline in its public filings group based on the business changes disclosed in its prior public filings. Without the revenue declines related to the Company’s decision to restrict access to certain of its public filings products in 2005, the Company estimates that internal revenue growth for Business Services for the first quarter of 2006 would have been approximately 4% to 5%.

Operating income for the Business Services group for the quarter ended March 31, 2006 was $17.0 million compared to $21.2 million for the same period of 2005, resulting in an operating profit margin of 18.2% for the first quarter of 2006 compared to 22.6% for the same period of 2005. Margins were negatively impacted by the loss of incremental public filings group revenue.

Government Services’ total revenue for the first quarter of 2006 decreased 3%, or $0.9 million, to $34.4 million from $35.3 million in the first quarter of 2005, due primarily to the delay of governmental contracts primarily at the Company’s Bode DNA lab and i2 software operations in the U.K. and continuing competitive budgetary and pricing environment for data services. Internal revenue for Government Services declined 5.5% for the first quarter of 2006 over the comparable period in 2005, and excludes $1.0 million of incremental acquisition revenue in 2006.

In the Government Services segment, operating income was $2.9 million for the first quarter of 2006, a decrease of $2.8 million from $5.7 million for the comparable period of 2005. Operating profit margin for the first quarter of 2006 was 8.5%, a decrease from 16.2% in the first quarter of 2005. These changes are primarily due to the revenue declines discussed above and the mix of business.

Marketing Services’ service revenue for the first quarter of 2006 decreased $1.2 million, or 5%, to $21.9 million in 2006 from $23.1 million in 2005 due to lower spending by larger clients in the mortgage industry which also caused internal revenue to decline 5.3% for the first quarter of 2006 compared to the same period of 2005 as there was no acquisition revenue in 2006. Marketing Services’ total revenue for the first quarter of 2006 decreased $1.0 million, or 4%, to $28.6 million from $29.6 million in the first quarter of 2005.

Operating margins in the Marketing Services segment (operating income as a percentage of service revenue) was 18.3% in the first quarter of 2006 compared to 18.4% for the same period of 2005. Operating income as a percentage of total revenue decreased from 14.4% in the first quarter of 2005 to 14.0% for the quarter ended March 31, 2006. These changes are due primarily to a tough discretionary spending environment with cutbacks in campaigns from some of the Company’s mortgage customers, offset by its cost containment initiatives.

Corporate costs were $16.5 million in the first quarter of 2006, or 6.3% of core revenue, compared to $19.7 million, or 7.8% of core revenue in the same period of 2005 due primarily to cost containment initiatives and a lower level of incentive compensation expenses.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, share repurchases under its stock buyback program, scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2006 capital expenditures will be approximately $70-$80 million. Any material variance of the Company’s operating results from its projections or investments in or acquisitions of businesses, products or technologies could require the Company to obtain additional equity or debt financing. The Company plans to use cash generated to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock as discussed below. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future.

On July 26, 2005 ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million in Company stock. On January 31, 2006, the Company’s Board of Directors increased the value of the Company’s buy back program by $125 million to a total repurchase of $375 million. The Company may repurchase stock under the program from time to time through August 18, 2007. During the three months ended March 31, 2006, 2.25 million shares were purchased at a cost of $98.8 million at an average cost, including commissions, of $43.93 per share.

There were $105.0 million in net borrowings under the Company’s $400 million unsecured revolving credit facility (the “Credit Facility”) at March 31, 2006, and $80.0 million outstanding at December 31, 2005. The Credit Facility expires in December 2009. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $100.0 million at March 31, 2006 and $50.0 million at December 31, 2005. At March 31, 2006, the Company had approximately $295 million of available capacity under these facilities.

Contractual obligations and the related future payments at March 31, 2006

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations*	$205,000	$100,000	$—	$105,000	$—
Capital lease obligations	42	10	32	—	—
Operating leases and other commitments	84,550	26,244	22,272	16,237	19,797

Total contractual cash obligations	$289,592	$126,254	$22,304	$121,237	$19,797

*	Excludes a $0.4 million liability related to the fair market valuation of the interest rate swaps discussed below.

Interest and tax payments totaling $6.0 million ($5.5 million net of refunds) were made during the quarter ended March 31, 2006.

The Company has not included obligations under its deferred compensation and postretirement benefit plans in the contractual obligations table. The Company’s deferred compensation and postretirement benefit plans are not required to be funded in advance, but rather funded as benefits become payable to participants.

Off-Balance Sheet Items

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. In 2001, the Company entered into another synthetic lease agreement for up to $48 million, as amended, to finance the construction of its data center facility that was completed in the third quarter of 2003. Both leases expire in 2007, at which time the Company may renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the property, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases or if the Company had consolidated the synthetic leases, total assets and debt would have increased by $71.0 million at March 31, 2006, and the Company would have recorded additional depreciation expense of approximately $660,000 ($408,000 after tax) for the three months ended March 31, 2006.

Derivatives

Derivative financial instruments at March 31, 2006 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases (the “Swap Agreements”). At March 31, 2006, the total notional amount under these Swap Agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2006, the fair value of the outstanding Swap Agreements was a liability of $0.4 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 6 to the Consolidated Financial Statements).

Summary of Cash Activities

Net cash provided by operating activities was $39.2 million for the three months ended March 31, 2006 and $45.9 million for the comparable period of 2005. The decrease in net cash provided by operating activities of $6.7 million was driven primarily by the inclusion of $6.1 million of tax benefits associated with stock options in cash flow from operating activities in the first quarter of 2005 and the incremental cash impact of the fraudulent data access. As now required under FAS 123(R), the tax benefits associated with stock options for the first quarter of 2006 are included in cash flow from financing activities. The Company’s accounts receivable, net of allowance for doubtful accounts increased by $23.4 million from March 31, 2005 to March 31, 2006, while revenue increased $10.6 million from 2005 to 2006 for the three months ended March 31. However, the Company’s days sales outstanding decreased, net of pass-through expenses, by 1 day to 42 days as of March 31, 2006.

Net cash used in investing activities for the three months ended March 31 includes $38.2 million in 2006 and $103.6 million in 2005 for the acquisitions of Elios and ShortStop (2006), and i2 (2005) to further capitalize on investment opportunities to build the Company’s business model, to expand its offerings to new markets and to develop new products.

Net cash used in financing activities was $13.9 million during the three months ended March 31, 2006 due primarily to $98.8 million in cash payments for repurchase of Company stock as part of its stock buy back program, offset by net borrowings of $25.0 million under the Credit Facility and $50.0 million under the Receivables Facility. During the comparable period of 2005, the Company provided net cash for financing activities of $67.6 million by borrowings under the Credit Facility to fund the acquisition of i2, which was offset partially by the $9.0 million purchase of stock for the Company’s employee benefit trust.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses external appraisals and/or internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of March 31, 2006, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: SFAS No. 142 requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the

Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2005. No impairment charge was recorded as a result of this annual test based on estimated discounted future cash flows as compared to the current book value of long-lived assets and no circumstances occurred between October 31, 2005 and March 31, 2006 that would have made the Company complete an additional test.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements and tangible long-lived assets, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) Management uses measurable operating performance criteria as well as qualitative measures to determine whether an indicator of impairment exists. If an indicator of impairment exists, the Company reviews and reevaluates the assumptions used, which are primarily identified from the Company’s budget and longer-term strategic plan, for assessing the recoverability of its long-lived tangible and intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for property, equipment, data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates such as future undiscounted cash flows. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software costs for the three months ended March 31 were approximately $4.8 million in 2006 and $3.9 million in 2005.

Postretirement benefit obligations: In connection with developing the Company’s projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions including a discount rate of 5.50% and an initial health care cost trend rate of approximately 10.33%. A 0.25% decrease or increase in the discount rate (to 5.25% or 5.75%) would result in a change to the liability of approximately $500,000. Actual results could differ from these estimates.

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

Stock-based compensation: Effective January 1, 2006, the Company adopted SFAS No. 123R’s fair value method of measurement for all share-based payment transactions with employees using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006, were $3.5 million and $2.7 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.39 and $0.38, respectively, if the company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.36 and $0.34, respectively. As of March 31, 2006, there was approximately $4.8 million in total unrecognized compensation cost related to nonvested stock, $7.7 million related to deferred shares, and $429,000 related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.5 years for nonvested stock, 4.1 years for deferred shares, and 0.9 years for share equivalent units. SFAS No. 123R also required the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows in the amount of $1.3 million for the three months ended March 31, 2006. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of the Company’s ongoing review of fraudulent data access and other events, the impact of the Company’s decision to discontinue certain services, the results of re-credentialing of customer accounts, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining the Company’s data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets, privacy matters and any federal or state legislative responses to identity theft concerns, the impact of competition and customer consolidations, ability to continue the Company’s long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of March 31, 2006. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

As of March 31, 2006, there were $105.0 million in borrowings outstanding under the Credit Facility and $100.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At March 31, 2006, the Company’s interest rate was 5.3% under the Credit Facility and 5.1% under the Receivables Facility. At March 31, 2006, $71.0 million was outstanding under the Company’s synthetic lease agreements and ChoicePoint’s Swap Agreements, which reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense, had a combined notional amount of $67 million. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.4% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at March 31, 2006, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $2.1 million based on the Company’s current level of borrowing. As noted above, as of March 31, 2006, $67.0 million of the $71.0 million outstanding under the synthetic lease agreements is hedged with the Swap Agreements.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom represented approximately 3% of its consolidated revenues and approximately 7% of consolidated long-lived assets during the first quarter of 2006.

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Consolidated Balance Sheets, and income statement items of its foreign subsidiaries at the average rates prevailing during the year. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Consolidated Statements of Income. The Company has not hedged translational foreign currency exposure.

For the three months ended March 31, 2006, a 10% weaker U.S. dollar against the British pound would have resulted in an increase of revenues by $0.7 million, and an increase of pre-tax operating income by $0.2 million. A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and pre-tax operating income.

Item 4. Controls and Procedures

As required by Securities and Exchange Commission (“SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

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

A class action lawsuit against the Company was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois on June 13, 2002 (CF&H Insurance, et al. v. ChoicePoint Inc., et al.). As amended, the complaint alleged that the Company violated the Illinois Consumer Fraud and Deceptive Practices Act by selling information that it received from insurance agent customers through underwriting inquiries as leads (names of individuals seeking insurance) for automobile and homeowner’s insurance to those same insurance agent customers as well as their competitors. The complaint sought certification as a class action, compensatory damages, attorneys’ fees and costs and injunctive and other relief. Though the Company denies any and all charges of wrongdoing or liability alleged by the plaintiffs, the Company believes that it is in the best interest of the Company, its shareholders, and its customers to settle this matter. Therefore, the Company entered a Settlement Agreement in this action, which was approved by the Court after a fairness hearing held on October 17, 2005. Upon expiration of the period for appeal, and pursuant to the terms of the Settlement Agreement, on November 23, 2005, the Company settled this matter. The amount paid out to plaintiffs in this matter was not materially different than the amount reflected on the Company’s December 31, 2005 balance sheet as a liability for estimated costs and expenses associated with this matter.

Fraudulent Data Access

ChoicePoint’s review of the fraudulent data access described in the Company’s public filings and other similar incidents is ongoing. The Company currently expects that the number of consumers to which it will send notice of potential fraudulent data access will increase from the number of consumers it has notified to date, but the Company does not anticipate that the increase will be significant.

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

ChoicePoint has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred last year. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In the fourth quarter of 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds. The insurance proceeds were received by the Company in the first quarter of 2006.

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

ChoicePoint has received notice from the SEC that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. The Company filed a motion for summary judgment, which was denied without prejudice on March 1, 2006. At the conclusion of four months of discovery, the Court stated the Company could renew its motion. The Company intends to defend this lawsuit vigorously.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company intends to defend this lawsuit vigorously.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated

Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. The Company intends to defend this lawsuit vigorously.

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

Other Litigation

The Company also is involved in other litigation from time to time in the ordinary course of its business. The Company provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimable. The Company does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of ChoicePoint. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and operating results.

The risk factor in the Company’s Form 10-K for the year ended December 31, 2005 titled “Governmental proceedings, litigation and negative publicity surrounding the fraudulent data access may have a negative impact on our future operating results, financial condition and relationships with customers and suppliers” stated that the Company estimated that it will incur ongoing legal expenses related to the fraudulent data access of approximately $4 million to $6 million in 2006, exclusive of any potential settlements, with the majority of these expenses incurred during the first two quarters of 2006. Based on the expenses that the Company incurred during the first quarter of 2006, this risk factor is hereby updated to reflect the Company’s current estimate that it will incur ongoing legal expenses related to the fraudulent data access of approximately $2 million to $4 million in 2006, exclusive of any potential settlements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2005, the Company announced that ChoicePoint’s Board of Directors had approved the repurchase of up to $250 million in Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy back program by $125 million to a total of $375 million. The Company may repurchase stock under the program from time to time through August 18, 2007. The following table sets forth information on the Company’s common stock repurchase program activity for the quarter ended March 31, 2006 (amounts in thousands except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2006	—	—	—	—
February 1 through February 28, 2006	1,557	$43.68	1,557	$181,350
March 1 through March 31, 2006	693	$44.37	693	$150,569

Total first quarter	2,250	$43.90	2,250	$150,569

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

On March 13, 2006, the Company executed a second amendment to its 1997 Omnibus Stock Incentive Plan (the “1997 Plan”) pursuant to which the aggregate number of shares of the Company’s common stock available for all grants and awards pursuant to the 1997 Plan was reduced to 500,000. The 1997 Plan was also amended to provide that no outstanding options may be amended to reduce the exercise price thereof.

In addition, on March 13, 2006, the Company amended and restated its 2003 Omnibus Incentive Plan to make its terms consistent with those of the Company’s 2006 Omnibus Incentive Plan, including adding limitations on the number of performance shares, performance units, share equivalent units or other awards, to the extent they are distributable in shares, and limiting the period during which option rights or free-standing appreciation rights may be exercised to seven years.

On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Plan”). The 2006 Plan provides for 1,500,000 shares of common stock that may be issued or transferred pursuant to awards, or in payment of dividend equivalents paid with respect to awards made under the 2006 Plan. A variety of discretionary awards for employees and non-employee directors are authorized under the 2006 Plan, including incentive or non-qualified stock options, restricted shares, deferred shares, performance shares and share equivalent units. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of certain performance goals as determined by the Management Compensation & Benefits Committee of the Company’s Board of Directors.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Amended and Restated Bylaws of the Company, as amended.

4.1	Amendment No. 4 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta as dated January 31, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed January 31, 2006).

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Form of Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2006).

10.2	Second Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

10.3	Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan.

10.4	ChoicePoint Inc. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed March 27, 2006).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.
(Registrant)

May 9, 2006	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and
Chief Executive Officer
(Duly Authorized Officer)

May 9, 2006	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Amended and Restated Bylaws of the Company, as amended.

4.1	Amendment No. 4 to the Rights Agreement between ChoicePoint Inc. and SunTrust Bank, Atlanta as dated January 31, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed January 31, 2006).

4.2	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Form of Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 23, 2006).

10.2	Second Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan.

10.3	Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan.

10.4	ChoicePoint Inc. 2006 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed March 27, 2006).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.