Form 10-Q
period 2006-06-30
CHOICEPOINT INC
filed 2006-08-09
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.10 par value per share	84,964,415

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Total revenue	$240,792	$227,437	$476,782	$450,926

Costs and expenses:
Cost of revenue	120,150	115,952	243,503	226,292
Selling, general and administrative	58,937	51,169	115,925	102,591
Other operating charges	2,740	6,040	8,727	11,452

Total costs and expenses	181,827	173,161	368,155	340,335

Operating income	58,965	54,276	108,627	110,591
Interest expense	2,960	1,056	5,165	2,322

Income from continuing operations before income taxes	56,005	53,220	103,462	108,269
Provision for income taxes	21,819	19,596	40,621	40,595

Income from continuing operations	34,186	33,624	62,841	67,674
Income from discontinued operations, net of tax	675	2,794	2,631	5,714

Net income	$34,861	$36,418	$65,472	$73,388

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.40	$0.38	$0.74	$0.76
Income from discontinued operations	0.01	0.03	0.03	0.06

Net income	$0.41	$0.41	$0.77	$0.83

Diluted:
Income from continuing operations	$0.39	$0.37	$0.71	$0.74
Income from discontinued operations	0.01	0.03	0.03	0.06

Net income	$0.40	$0.40	$0.74	$0.80

Weighted average shares – basic	84,977	89,108	85,425	88,954
Diluted effect of stock options	2,759	2,594	2,807	2,995

Weighted average shares – diluted	87,736	91,702	88,232	91,949

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,337	$21,337
Accounts receivable, net of allowance for doubtful accounts of $4,980 in 2006 and $5,749 in 2005	224,082	203,289
Other current assets	32,360	47,612
Assets of businesses held for sale (Note 6)	262,200	—

Total current assets	523,979	272,238

Property and equipment, net	62,777	73,518
Goodwill	722,711	917,858
Other acquisition intangible assets, net	96,883	102,283
Other assets, net	94,120	97,079

Total assets	$1,500,470	$1,462,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$101,810	$50,022
Accounts payable	48,458	45,212
Accrued salaries and bonuses	14,610	31,349
Income taxes payable	15,351	6,861
Deferred income taxes	1,375	1,723
Other current liabilities	101,675	135,417
Liabilities of businesses held for sale (Note 6)	14,883	—

Total current liabilities	298,162	270,584

Long-term debt, less current maturities	95,031	80,035
Postretirement benefit obligations	23,722	24,929
Deferred income taxes	41,025	43,617
Other long-term liabilities	26,539	22,937

Total liabilities	484,479	442,102

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; issued - 91,550 in 2006 and 90,967 in 2005	9,155	9,097
Paid-in capital	481,906	458,132
Retained earnings	783,862	718,390
Accumulated other comprehensive loss, net	(4,780)	(9,784)
Treasury stock, at cost, 6,598 shares in 2006 and 4,340 shares in 2005	(254,152)	(154,961)

Total shareholders’ equity	1,015,991	1,020,874

Total liabilities and shareholders’ equity	$1,500,470	$1,462,976

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balance, December 31, 2005		$9,097	$458,132	$718,390	$(9,784)	$(154,961)	$1,020,874

Net income	$65,472	—	—	65,472	—	—	65,472
Change in fair value of derivatives, net of deferred taxes of $270	405	—	—	—	405	—	405
Change in cumulative foreign currency translation adjustment	4,599	—	—	—	4,599	—	4,599

Comprehensive income	$70,476

Restricted and other stock plans, net		14	3,327	—	—	(62)	3,279
Common stock redeemed		(1)	—	—	—	(292)	(293)
Common stock repurchased		—	—	—	—	(98,838)	(98,838)
Stock distributed from employee benefit trust		—	—	—	—	1	1
Proceeds from stock options exercised		45	11,705	—	—	—	11,750
Stock option expense		—	7,051	—	—	—	7,051
Tax benefit of stock options exercised		—	1,691	—	—	—	1,691

Balance, June 30, 2006		$9,155	$481,906	$783,862	$(4,780)	$(254,152)	$1,015,991

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$65,472	$73,388
Income from discontinued operations, net of tax	(2,631)	(5,714)

Income from continuing operations	62,841	67,674
Adjustments to reconcile income from continuing operations to net cash provided by operations:
Depreciation and amortization	41,310	34,075
Non-cash components of other operating charges	5,438	—
Compensation expense recognized under stock-based compensation plans, net	9,641	2,496
Tax benefit of stock options exercised	—	7,662
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(36,261)	(13,868)
Other current assets	10,818	895
Deferred income taxes	(3,500)	1,925
Accrued income taxes	1,816	952
Current liabilities, excluding debt and income taxes	(25,470)	16,045
Other long-term liabilities, excluding debt	(852)	(2,158)

Net cash provided by operating activities - continuing operations	65,781	115,698
Net cash provided by operating activities - discontinued operations	8,457	631

Cash flows from investing activities:
Acquisitions, net of cash acquired	(25,198)	(107,861)
Additions to property and equipment, net	(14,039)	(14,042)
Additions to other assets, net	(23,215)	(18,844)

Net cash used in investing activities - continuing operations	(62,452)	(140,747)
Net cash used in investing activities - discontinued operations	(9,242)	(1,590)
Cash flows from financing activities:
Borrowings under Credit Facility	45,000	100,000
Payments on Credit Facility	(30,000)	(80,000)
Borrowings under Receivables Facility	50,000	—
Other debt, net	1,784	(17)
Repurchase of common stock	(98,838)	—
Purchase of stock held by employee benefit trusts, net	—	(8,999)
Redemption of common stock	(293)	(1)
Tax benefit of stock options exercised	1,691	—
Proceeds from exercise of stock options	11,750	14,988

Net cash (used in) provided by financing activities - continuing operations	(18,906)	25,971

Effect of foreign currency exchange rates on cash and cash equivalents	362	(471)

Net decrease in cash and cash equivalents	(16,000)	(508)
Cash and cash equivalents, beginning of period	21,337	1,577

Cash and cash equivalents, end of period	$5,337	$1,069

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

During the second quarter of 2006, the Company announced its intent to divest various businesses resulting from its company-wide strategic review, as discussed in Note 6. To reflect how the Company is operating under its new strategic focus, the Company revised the segments in which it reports its financial results. See further discussion in Note 13. The three businesses that the Company intends to divest, which includes the Company’s former Marketing Services segment, are reported as discontinued operations. Historical information in the following discussions and tables has been reclassified to conform with the current presentation.

ChoicePoint’s continuing operations are focused on four primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services, and Government Services.

The Insurance Services group provides information products and services used in the underwriting and claims processes by property and casualty (“P&C”) insurers. Major offerings to the personal lines P&C market include claims history data, motor vehicle records, accident report records, credit information and modeling services. Additionally, ChoicePoint provides customized policy rating and issuance software and business outsourcing services to the insurance market.

The Screening and Authentication Services group provides information products and services to many of the nation’s largest employers, non-profit organizations, small businesses and consumers. Major offerings include employment background screenings and drug testing administration services, vital record services, credential verification, authentication services, tenant screening services and mortgage fraud credentialing services.

The Financial and Professional Services group provides information products and services to consumer finance companies, asset-based lenders, legal and professional service providers and health care service providers. Major offerings include public filing searches, due diligence information, and Uniform Commercial Code searches and filings. In response to the previously disclosed fraudulent data access and other matters (Note 15), ChoicePoint discontinued the sale of certain information services that contain sensitive consumer data offered by its Financial and Professional Services group.

Industry-leading data, analytic and platform tools enable the Government Services group to provide information products and services to federal, state and local governmental and law enforcement agencies and certain non-data related software and services into international markets. Major offerings include public filing searches, credential verification, authentication services, visualization and link analysis software, data integration, data visualization and analytics services and background screenings.

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The adjustments have been of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) in its Annual Report on Form 10-K for the year ended December 31, 2005. The current periods’ results are not necessarily indicative of results to be expected for a full year.

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

4. Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is either realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $40.7 million as of June 30, 2006 and $44.0 million as of December 31, 2005. In addition to the general policy discussed above, the following are the specific revenue recognition policies for ChoicePoint’s major business lines and for multiple-element arrangements:

Information Services

Revenue for the P&C personal lines, public filing searches, employment background screening and drug testing, vital records and other services in the Screening and Authentication Services and the Financial and Professional Services segments is generally earned on a transactional basis and recognized as the services are delivered. Revenue from non-transaction-based arrangements such as subscription licenses and fixed fee arrangements is recognized over the period in which the customer is using the service. Provisions for bad debts and volume discounts are recognized during the period in which they are estimable and applicable, respectively.

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

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the quarter ended June 30, pass-through expense from continuing operations was $203.5 million in 2006 and $186.0 million in 2005. For the six months ended June 30, pass-through expense from continuing operations was $410.4 million in 2006 and $366.1 million in 2005.

Reimbursable Expenses

Prior to the Company’s decision to divest certain businesses, as discussed in Note 6, certain reimbursed out-of-pocket expenses included in the Marketing Services segment were presented on a gross basis as revenues and expenses, labeled “Reimbursable Expenses”. These expenses are fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” These revenues and expenses are included in discontinued operations for the three months and six months ended June 30, 2006 and 2005.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 39.0% for the quarter ended and 39.3% for the six months ended June 30, 2006, compared to 36.8% for the quarter ended and 37.5% for the six months ended June 30, 2005 primarily due to the non-deductibility of certain stock option expense, the expiration in 2005 of the federal R&D tax credit, and a favorable outcome from the completion of a state tax audit during the second quarter of 2005. At June 30, 2006 accrued income taxes increased to $15.4 million from $6.9 million at December 31, 2005 due to the tax provision for the six months ended June 30, 2006 and the timing of tax payments.

5. Other Operating Charges

The Company recorded other operating charges of $6.0 million ($3.7 million net of taxes) during the first quarter of 2006 and $2.7 million ($1.8 million net of taxes) in the second quarter of 2006 that included on an aggregate basis $7.0 million ($4.4 million net of taxes) of asset impairment, severance and lease abandonment costs primarily related to the centralization of functions and consolidation of certain technology platforms, and $1.8 million ($1.1 million net of taxes) for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s SEC filings.

The Company recorded other operating charges of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005 and $6.0 million ($3.8 million net of taxes) in the second quarter of 2005 representing specific expenses related to the aforementioned fraudulent data access. These expenses included on an aggregate basis, approximately $2.0 million for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $9.4 million of legal expenses and other professional fees.

As of June 30, 2006, $11.4 million was accrued for the remaining obligations related to the above charges incurred to date which includes $10.5 million for legal and other fees associated with the fraudulent data access, and $0.9 million related to severance and lease abandonment costs.

6. Discontinued Operations

The Company announced its intent to divest certain businesses as a result of a Company-wide strategic review. The previously disclosed review process resulted in the Company adopting a new strategic focus on helping customers manage economic or physical risks, as well as the decision to divest businesses that either do not fit within the new strategic direction or are unlikely to gain critical mass in the marketplace under the Company’s ownership. The three businesses slated for divesture are reported as discontinued operations – eliminating the reporting of the Marketing Services segment and removing EquiSearch from the former Business Services segment and Bode from the Government Services segment. During the three and six month periods ended June 30, 2006, these businesses were presented as discontinued operations consistent with the Company’s decision to sell these businesses. Consequently, the results of these discontinued operations for the three and six month periods ended June 30, 2006 are reflected in the Company’s Consolidated Statements of Operations (unaudited) as discontinued operations. The results of the direct marketing, forensic DNA and shareholder services businesses in 2005 have been reclassified to conform to the 2006 classification. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Service revenue	$24,455	$31,981	$51,609	$61,231

Reimbursable expenses(a)	5,084	6,623	11,810	13,166

Total revenue	$29,539	$38,604	$63,419	$74,397

Income from discontinued operations before income taxes	$1,516	$4,577	$4,909	$9,350
Provision for income taxes	841	1,783	2,278	3,636

Income from discontinued operations, net of tax	$675	$2,794	$2,631	$5,714

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”

At June 30, 2006, the Company reclassified certain assets and liabilities associated with the discontinued operations to Assets of businesses held for sale and Liabilities of businesses held for sale in the Consolidated Balance Sheets in accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A total of $262.2 million of assets have been classified as assets of businesses held for sale and $14.9 million of liabilities have been classified as liabilities of businesses held for sale on the June 30, 2006 Consolidated Balance Sheet.

The Company is in the early stages of the divesture plans for these businesses. Investment bankers have been engaged to assist in the disposition of each of these businesses. Based upon existing market dynamics, prospective purchasers - either strategic or financial buyers – will establish their own valuations for each business. The Company cannot at this time establish with certainty the fair value for each business since the Company has not executed definitive purchase agreements. Competition for the acquisition of these businesses, the uniqueness of the businesses, the interest rate environment, macro economic factors and many other considerations all impact the ultimate valuation to be realized. Based upon existing facts and circumstances, the Company cannot conclude that an impairment of these assets exists as of June 30, 2006. As the process to sell progresses toward consummation, the Company will have additional information to enable it to reflect a charge, if impairment is probable, and will disclose and reflect such charge at that time.

The following table details the components of the assets and liabilities held for sale at June 30, 2006:

June 30, 2006
Accounts receivable, net of allowance for doubtful accounts of $906	$20,230
Other current assets	5,236
Property and equipment, net	13,794
Goodwill	217,473
Other acquisition intangible assets, net	4,839
Other assets, net	628

Total assets held for sale	262,200

Accounts payable	1,461
Accrued salaries and bonuses	13,422

Total liabilities held for sale	14,883

Total net assets held for sale	$247,317

7. Debt and Other Financing

On December 29, 2004, ChoicePoint, through one of its wholly-owned subsidiaries, entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a termination date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At June 30, 2006, the Company’s interest rate was 5.8% under this facility. The Credit Facility contains covenants customary for facilities of this type and a $25 million line of credit at the prime rate of 8.25% as of June 30, 2006. There was $95.0 million outstanding under the Credit Facility and $1.8 million in borrowings under the line of credit at June 30, 2006. At December 31, 2005, borrowings of $80 million were outstanding under the Credit Facility and there were no borrowings under the line of credit.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable, subject to certain limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2007. The Receivables Facility bears interest at the commercial paper rate of the lender plus an applicable margin of 0.275% per annum. At June 30, 2006, the Company’s interest rate was 5.6% under this facility. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $100.0 million at June 30, 2006 and $50.0 million at December 31, 2005.

The net increase in proceeds from the Credit Facility and Receivables Facility was used to repurchase shares of common stock, complete acquisitions, and fund capital expenditures. At June 30, 2006, the Company had approximately $293 million of available capacity under these facilities, which includes $15 million remaining capacity on letters of credit, and $23 million remaining capacity for overnight borrowings.

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. The $25 million synthetic lease expires in 2007. In 2001, the Company entered into another synthetic lease agreement for up to $48 million to finance the construction of its new data center facility. The $48 million synthetic lease expires in 2008. During the second quarter of 2006, the Company entered into a $12 million synthetic lease agreement for a new property. Under this synthetic lease agreement, a third-party lessor purchased the property in June 2006 and will pay for the build-out of the property anticipated to be completed at the end of 2006. The $12 million synthetic lease expires in 2012. At the end of each synthetic lease, the Company has the following options available: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor between 80% and 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $78.7 million at June 30, 2006 and the Company would have recorded additional depreciation expense of approximately $0.7 million ($0.4 million after tax) for the three months ended June 30, 2006 and $0.6 million ($0.4 million after tax) for the same period of 2005. For the six months ended June 30, 2006 and 2005, the Company would have recorded additional depreciation expense of approximately $1.3 million ($0.8 million after tax) and $1.1 million ($0.7 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

At June 30, 2006, ChoicePoint had four interest rate swap agreements (the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the $25 million and $48 million synthetic leases. One interest rate Swap Agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate Swap Agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was an asset of $0.7 million as of June 30, 2006, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the three months or six months ended June 30, 2006 or 2005. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

8. Earnings Per Share and Stock-Based Compensation

Earnings Per Share – The Company has computed basic and diluted EPS using the treasury stock method. For the six months ended June 30, 2006 and 2005, outstanding options to purchase approximately 2.6 million and 2.5 million shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive.

Stock Options – On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Omnibus Plan”). Under the 2006 Omnibus Plan, up to 1,500,000 shares of common stock may be issued pursuant to awards granted thereunder, with limitations on specific kinds of awards that may be issued or transferred, or in payment of dividend equivalents paid with respect to such awards. A variety of discretionary awards for officers, directors and full-time employees of ChoicePoint, and others who render significant services are authorized under the 2006 Omnibus Plan, including incentive and non-qualified stock options, restricted stock, deferred stock, share equivalent units, tandem appreciation rights and/or free-standing appreciation rights, performance shares and performance units. The vesting of such awards may be conditioned upon either a specified period of service or the attainment of certain performance goals as determined by the Management Compensation & Benefits Committee of the Company’s Board of Directors. Option exercise prices are set at the closing price of ChoicePoint’s common stock on the New York Stock Exchange on the date of grant, and option terms do not exceed seven years.

The Company executed a second amendment to its 1997 Omnibus Stock Incentive Plan (the “1997 Plan”) on March 13, 2006, subsequently approved on April 25, 2006, pursuant to which the aggregate number of shares of the Company’s common stock available for all grants and awards pursuant to the 1997 Plan was reduced to 500,000. The 1997 Plan was also amended to provide that no outstanding options may be amended to reduce the exercise price thereof.

In addition, on March 13, 2006, the Company amended and restated its 2003 Omnibus Incentive Plan (the “2003 Omnibus Plan”) to make its terms consistent with those of the Company’s proposed 2006 Omnibus Incentive Plan, including adding limitations on the number of performance shares, performance units, share equivalent units or other awards, to the extent they are distributable in shares, and limiting the period during which option rights or free-standing appreciation rights may be exercised to seven years.

During the six months ended June 30, 2006, options to purchase approximately 1.3 million shares of common stock were granted at fair market value of the underlying stock under the above plans with a weighted average exercise price of $45.72. The fair value of the options granted during 2006 was calculated using an actuarial binomial model. The following assumptions were used in the calculation of stock-based compensation expense:

Six Months Ended June 30, 2006
Dividend yield	0%
Expected volatility	25%
Risk-free interest rate	4.99%
Expected life in years	4.54
Weighted average fair value of options granted	$13.84

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of June 30, 2006 and changes during the six months then ended is as follows (shares and intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	11,309	$29.83
Granted	1,309	45.72
Canceled/forfeited	(229)	42.15
Exercised	(446)	26.26

Outstanding, June 30, 2006	11,943	$31.47	5.2	$134,639
Vested and expected to vest, June 30, 2006	11,630	$31.11	5.2	$134,512
Exercisable, June 30, 2006	6,758	$23.32	3.8	$125,353

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 9.224 – $13.836	1,559	1.4	$10.30	1,559	$10.30
$13.837 – $18.448	971	2.6	13.97	971	13.97
$18.449 – $23.060	815	3.5	19.10	815	19.10
$23.061 – $27.672	1,319	4.4	25.99	1,319	25.99
$27.673 – $32.284	184	3.5	29.46	137	29.28
$32.285 – $36.896	1,177	6.6	33.53	657	33.58
$36.897 – $44.139	3,287	6.3	39.77	1,163	39.35
$44.140 – $46.120	2,631	7.7	45.89	137	45.89

	11,943		$31.47	6,758	$23.32

The intrinsic value of options exercised during the quarter ended June 30 was $1.1 million in 2006 and $4.5 million in 2005. For the six months ended June 30, the intrinsic value of options exercised was $6.8 million in 2006 and $21.8 million in 2005.

Other Stock-Based Awards - On a periodic basis, certain key officers, employees, and directors of the Company are granted shares of nonvested stock under the above plans. During the six months ended June 30, 2006, 138,400 shares were awarded with a weighted average market value at the date of grant of $45.65 per share. During the same period of 2005, 99,375 shares were awarded with a weighted average market value per share of $45.40. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. During the six months ended June 30, 2006, 75,000 deferred shares were granted at a weighted average market price of $45.75. During the same period of 2005, 75,000 deferred shares were awarded at market value at the date of grant of $46.12 per share. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. In the second quarter and six months ended June 30, 2006, 23,786 share equivalent units were granted at a market value at the date of grant of $43.72. In the second quarter and six months ended June 30, 2005, 25,528 share equivalent units were granted at a market value of $39.17. The market value of the restricted stock, deferred shares and share equivalent units is being charged to expense over the vesting periods through April 2010. The pre-tax compensation cost charged against income for these awards for the three months ended June 30 was $1.7 million in 2006 and $1.4 million in 2005. For the six months ended June 30, pre-tax compensation cost charged against income was $3.3 million in 2006 and $2.7 million for the same period of 2005.

A summary of the status of the Company’s nonvested shares, deferred shares, and share equivalent units as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	579,659	$40.00
Granted	237,186	45.49
Vested	(31,000)	34.04
Forfeited	(1,600)	39.06

Balance at June 30, 2006	784,245	$41.90

The fair value of shares vested during the quarter ended June 30 was $0.5 million in 2006 and $0.6 million in 2005, respectively. The fair value of shares vested during the six months ended June 30 was $1.4 million in 2006 and $1.1 million in 2005, respectively.

FAS 123(R) - The Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) for the period beginning January 1, 2006. FAS 123(R) requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. The Company adopted FAS 123(R) using the modified prospective application, which applies to all grants after the effective date and to any unvested portion of grants issued prior to the effective date or implementation date. The Company uses an actuarial binomial model to value its 2005 and 2006 stock option grants and a Black-Scholes model to value awards prior to 2005. The related compensation cost is expensed over the vesting period using the straight-line method for awards with cliff vesting or using the accelerated attribution method for awards with graded vesting.

The fair value of stock options granted in 2006 is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The term assumption is primarily based on the seven year contractual term of the options and historical data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level is based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest.

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of FAS 123(R). As of June 30, 2006, there was approximately $27.7 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.7 years.

The Company’s stock-based compensation expense was $3.1 million for the three months ended June 30, 2006 and $6.4 million for the six months ended June 30, 2006 of which approximately $35,000 was capitalized into software and other development costs in the second quarter of 2006, and $89,000 was capitalized for the six months ended June 30, 2006. Of the $6.4 million compensation expense for the six months ended June 30, 2006, $1.7 million was included in cost of revenue and $4.6 million was included in selling, general and administrative expenses. The total income tax benefit recognized in the income statement for stock option compensation arrangements was $1.5 million for the six months ended June 30, 2006.

As of June 30, 2006, there was approximately $9.2 million in total unrecognized compensation cost related to nonvested stock, $10.6 million related to deferred shares, and $1.3 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.9 years for nonvested stock, 3.8 years for deferred shares, and 1.8 years for share equivalent units.

The following table outlines the effect of the adoption of FAS 123(R) on the following financial metrics for the three months and six months ended June 30, 2006 (in thousands, except per share information):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	As Reported	Effect of the Adoption of FAS 123(R)	Excluding the Effect of FAS 123(R)	As Reported	Effect of the Adoption of FAS 123(R)	Excluding the Effect of FAS 123(R)
Operating income	$58,965	$3,124	$62,089	$108,627	$6,361	$114,988
Income from continuing operations before income taxes	56,005	3,124	59,129	103,462	6,361	109,823

Income from continuing operations	34,186	2,388	36,574	62,841	4,885	67,726
Income from discontinued operations, net of tax	675	231	906	2,631	462	3,093

Net income	$34,861	$2,619	$37,480	$65,472	$5,347	$70,819

Earnings per share
Basic:
Income from continuing operations	$0.40	$0.03	$0.43	$0.74	$0.06	$0.79
Income from discontinued operations	$0.01	$0.00	$0.01	$0.03	$0.01	$0.04

Net income	$0.41	$0.03	$0.44	$0.77	$0.06	$0.83
Diluted:
Income from continuing operations	$0.39	$0.03	$0.42	$0.71	$0.06	$0.77
Income from discontinued operations	$0.01	$0.00	$0.01	$0.03	$0.01	$0.04

Net income	$0.40	$0.03	$0.43	$0.74	$0.06	$0.80

Note: Per share amounts may not sum due to rounding

Prior to adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.7 million excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

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

The following disclosure shows what the Company’s net income and basic and diluted earnings per share would have been using the fair value model under SFAS 123 for the three months and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$36,418	$73,388
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	894	1,740
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,178)	(7,513)

Pro forma net income	$33,134	$67,615

Basic EPS– as reported	$0.41	$0.83
Basic EPS – pro forma	$0.37	$0.76

Diluted EPS – as reported	$0.40	$0.80
Diluted EPS – pro forma	$0.36	$0.74

The weighted average fair value of options granted during the six months ended June 30, 2005 was $14.01.

9. Comprehensive Income

Total comprehensive income for the three months and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net income	$34,861	$36,418	$65,472	$73,388
Change in fair value of derivatives, net of deferred taxes	148	(149)	405	654
Change in cumulative foreign currency translation adjustment	3,709	(4,258)	4,599	(5,928)

Comprehensive income	$38,718	$32,011	$70,476	$68,114

10. Acquisitions

In the first six months of 2006, the Company acquired ELIOS, Inc., a leading loss payee notification company for the property and casualty insurance industry located in San Ramon, California; ShortStop, LLC, which maintains the nation’s leading network of drug and health testing clinics; USCerts, which provides technology and data management services to facilitate the remote ordering of vital records located in Memphis, Tennessee; and ePolicy, Inc., which provides a comprehensive set of administration solutions for commercial insurance carriers. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $25.2 million in cash. Goodwill of $7.1 million was allocated to Insurance Services and $12.3 million to Screening and Authentication Services. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the final resolutions of acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements.

As of June 30, 2006, ChoicePoint has approximately $1.3 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to the 2006 and prior acquisitions.

Subsequent Events – On July 1, 2006, the Company acquired the stock of Insurtec, Inc., a leading provider of lien holder and mortgagee notification services to the property and casualty insurance industry. On July 31, 2006, the Company acquired the stock of Steel Card, LLC, a provider of browser-based personal lines software that provides rating, underwriting, product configuration, rules management and policy administration for carriers. The transactions are not expected to have a material impact on ChoicePoint’s financial results. The Company is currently in the process of allocating the purchase price related to these acquisitions.

11. Goodwill and Intangible Assets

A summary of the change in goodwill during the six months ended June 30, 2006, is as follows:

(In thousands)	December 31, 2005	Acquisitions & Adjustments	Other Changes	June 30, 2006
Insurance Services	$83,145	$6,878	$—	$90,023
Screening and Authentication Services	301,338	12,191	—	313,529
Financial and Professional Services	177,279	(60)	(9,367)	167,852
Government Services	157,076	—	(5,769)	151,307
Marketing Services	199,020	2	(199,022)	—

Total	$917,858	$19,011	$(214,158)	$722,711

Other changes represent the transfer of approximately $217.5 million of goodwill to Assets of businesses held for sale in connection with the discontinued operations (Note 6) offset by $3.3 million for the effect of foreign currency translation.

As of June 30, 2006 and December 31, 2005, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of June 30, 2006			As of December 31, 2005
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$46,252	$(21,602)	$24,650	$56,782	$(24,809)	$31,973
Purchased data files	35,019	(7,391)	27,628	35,499	(6,250)	29,249
Software	36,854	(16,171)	20,683	31,188	(15,581)	15,607
Non-compete agreements	14,907	(7,433)	7,474	15,007	(6,691)	8,316
Trademarks/trade names	15,749	—	15,749	15,531	—	15,531
Other intangible assets	2,913	(2,214)	699	10,913	(9,306)	1,607

Total	$151,694	$(54,811)	$96,883	$64,920	$(62,637)	$102,283

Other acquisition intangible assets with a net book value of $4.8 million at June 30, 2006 were reclassified to assets of businesses held for sale in connection with discontinued operations discussed in Note 6. Amortization expense associated with these discontinued assets was $1.0 million and $1.2 million during the six months ended June 30, 2006 and 2005, respectively.

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the six months ended June 30, 2006 of $9.9 million compared to $10.0 million for the comparable period of 2005. Estimated full-year amortization expense for the next five years excluding intangible assets reclassified to assets held for sale noted above is $20.4 million for 2006, $16.5 million for 2007, $14.0 million for 2008, $11.0 million for 2009 and $6.8 million for 2010.

12. Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million in Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy back program by $125 million to a total repurchase of $375 million. On July 25, 2006, the Board of Directors further increased the value of the Company’s buy back program by $250 million to a total repurchase of $625 million. The Company may repurchase stock under the program from time to time through August 18, 2007. During the three months ended March 31, 2006, 2.25 million shares were purchased at an average cost, including commissions, of $43.93 per share. No shares were purchased during the three months ended June 30, 2006 pending the announcement of the Company’s intent to divest certain businesses as a result of the Company’s strategic review. Through June 30, 2006, a total of 5.2 million shares have been purchased for $224.4 million under the stock buy back program.

13. Segment Disclosures

The Company announced its intent to divest ChoicePoint’s direct marketing, forensic DNA, and shareholder services businesses as a result of a company-wide strategic review, as discussed in Note 6. To reflect how the Company is operating under its new strategic focus, the Company revised the segments in which it reports its financial results. The Business Services segment has been divided into two segments: the Screening and Authentication Services segment, and the Financial and Professional Services segment. Historical information in the discussions and tables included herein has been reclassified to conform with the current presentation. ChoicePoint’s businesses are focused on four primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services and Government Services which constitute its four reportable segments. See Note 1 for a description of each service group.

In January 2005, ChoicePoint acquired i2 Ltd., with a location in Cambridge, United Kingdom, which generates a significant amount of its revenue from outside of the United States. During the six months ended June 30, 2006, less than 5% of the Company’s total revenue was generated outside of the United States. No customer represents more than 10% of total revenue. Revenues and operating income for the three months and six months ended June 30, 2006 and 2005 for the four segments and royalty payments from certain laser technology patents which expired in 2005 (“Royalty”) are presented below.

	Three months ended June 30, 2006		Three months ended June 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$113,492	$60,036	$102,097	$55,266
Screening and Authentication Services	64,955	14,729	61,346	14,476
Financial and Professional Services	30,021	3,355	33,486	6,223
Government Services	32,324	2,851	29,982	2,209
Royalty	—	—	526	325
Corporate and shared (a)	—	(16,142)	—	(18,183)
Accelerated depreciation (b)	—	—	—	—
Stock option expense (b)	—	(3,124)	—	—
Other operating charges (c)	—	(2,740)	—	(6,040)

Totals	$240,792	$58,965	$227,437	$54,276

	Six months ended June 30, 2006		Six months ended June 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$226,881	$120,664	$201,824	$109,528
Screening and Authentication Services	126,800	28,967	116,898	25,668
Financial and Professional Services	59,402	5,524	69,819	16,086
Government Services	63,699	6,685	61,062	7,571
Royalty	—	—	1,323	1,095
Corporate and shared (a)	—	(32,662)	—	(37,905)
Accelerated depreciation (b)	—	(5,463)	—	—
Stock option expense (b)	—	(6,361)	—	—
Other operating charges (c)	—	(8,727)	—	(11,452)

Totals	$476,782	$108,627	$450,926	$110,591

Assets

(In thousands)	June 30, 2006	December 31, 2005
Insurance Services	$284,862	$243,124
Screening and Authentication Services	402,984	382,914
Financial and Professional Services	281,156	294,096
Government Services	232,913	254,368
Marketing Services (e)	—	232,334
Unallocated & Other (d)	36,355	56,140
Assets Held for Sale (e)	262,200	—

Total	$1,500,470	$1,462,976

Depreciation & Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Insurance Services	$3,255	$2,778	$6,493	$5,568
Screening and Authentication Services	2,947	2,869	5,824	5,540
Financial and Professional Services	5,189	4,986	10,481	9,775
Government Services	3,943	4,112	8,105	8,229
Unallocated & Other (d)	2,445	2,490	4,944	4,963
Accelerated Depreciation (b)	—	—	5,463	—

Total	$17,779	$17,235	$41,310	$34,075

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	The Company recorded $3.1 million of additional stock-based compensation expense during the second quarter of 2006 under Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). A total of $6.4 million of additional stock-based compensation has been recorded during the six months ended June 30, 2006 since the adoption of FAS 123(R) on January 1, 2006. The Company also recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006.
(c)	See Note 5 to the Consolidated Financial Statements.
(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.
(e)	See Note 6 to the Consolidated Financial Statements. At December 31, 2005, assets related to discontinued operations were $264,432.

14. Employee Benefits

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Service cost	$13	$14	$27	$28
Interest cost on accumulated benefit obligation	337	421	675	842
Amortization of net gain	(18)	—	(37)	—
Amortization of prior service cost	(53)	(74)	(106)	(148)

Net periodic postretirement benefit cost	$279	$361	$559	$722

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. As of June 30, 2006 and December 31, 2005, the Company has recorded a liability of $20.5 million and $20.8 million, respectively which is included in other long-term liabilities in the Consolidated Balance Sheets.

15. Commitments and Contingencies

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

Fraudulent Data Access

ChoicePoint’s review of the fraudulent data access described in the Company’s public filings and other similar incidents is ongoing. The Company believes that the number of consumers to which it will send notice of potential fraudulent data access could increase from the number of consumers it has notified to date, but the Company does not anticipate that any such increase would be significant.

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

ChoicePoint has entered into a settlement with the Federal Trade Commission, (“FTC”) regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred last year. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In the fourth quarter of 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds. The insurance proceeds were received by the Company in the first quarter of 2006.

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

ChoicePoint received notice from the SEC on May 12, 2005 that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.

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

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. On July 10, 2006, the U.S. District Court consolidated the Wilson case with the Harrington case. The Company intends to defend this lawsuit vigorously.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated Amended

Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the Consolidated Amended Complaint, which remains pending before the court. All proceedings in the case are stayed while the motion is pending. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendant filed a motion to dismiss, which remains pending before the court. The Company intends to defend this lawsuit vigorously.

On June 27, 2005, the Company was served with a shareholder derivative lawsuit. The initial lawsuit was filed in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action was subsequently transferred to Fulton County, and the Superior Court of Fulton County has consolidated both cases into a single action, In re ChoicePoint Inc. Derivative Litigation, 2005-CV-103219. Plaintiffs seek unspecified compensatory and exemplary damages, attorneys’ fees, costs and other relief. On January 12, 2006, the Company moved to dismiss and answered the Consolidated Amended Complaint. The court granted the Company’s motion to dismiss and dismissed the complaint on June 8, 2006. On June 28, 2006, the plaintiffs appealed the dismissal of their Complaint to the Georgia Court of Appeals.

On December 17, 2005, a shareholder derivative lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia, Learch v. Smith, et al., 1:05-CV-3108. The complaint contains allegations akin to those alleged in the consolidated derivative suit pending in the Superior Court of Fulton County, as described above. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs and other relief. On June 16, 2006, the Company filed a motion to dismiss the complaint. On August 3, 2006, the named plaintiff stipulated to a dismissal of the complaint without prejudice. On August 4, 2006, the court entered an order dismissing the case without prejudice.

The Company is continuing to strengthen its customer credentialing procedures and is recredentialing components of its customer base, particularly customers that have access to products that are regulated by the Fair Credit Reporting Act. Further, the Company continues to review and investigate other matters related to credentialing and customer use. The Company’s investigations as well as those of law enforcement continue. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, irrespective of current state law requirements, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

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

Introduction

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

The Company announced its intent to divest various businesses, including ChoicePoint’s direct marketing, forensic DNA, and shareholder services businesses as a result of a company-wide strategic review. For the three and six month periods ended June 30, 2006, these businesses are presented as discontinued operations consistent with the Company’s decision to sell these businesses. Consequently, the results of these discontinued operations for the three and six month periods ended June 30, 2006 are reflected in the Company’s Consolidated Statements of Operations (unaudited) as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Consolidated Statements of Cash Flows. The results of the direct marketing, forensic DNA and shareholder services businesses in 2005 have been reclassified to conform to the 2006 classification. As a result, and unless specifically stated, all discussions regarding the quarter and six months ended June 30, 2006 reflect results only from continuing operations.

Results of Operations –2006 vs. 2005 Consolidated Comparisons

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2006	2005	Change	2006	2005	Change
Total revenue	$240,792	$227,437	6%	$476,782	$450,926	6%

Total revenue for the second quarter of 2006 increased 6% over the second quarter of 2005, driven by continued solid growth in the Insurance Services segment and a strong turnaround in our Government Services segment, offsetting weaker performances primarily in our Financial and Professional Services segment. See our discussion of revenues in the segment information below. Total revenue increased 17% in the second quarter of 2005 over the second quarter of 2004. Second quarter consolidated internal revenue, which represents total revenue less incremental revenue from acquisitions, increased 5.0%, from $227.4 million to $238.9 million for 2006 over 2005 (excluding $1.9 million of incremental acquisition revenue) and increased 6.8%, from $194.2 million to $207.4 million for the second quarter of 2005 compared to 2004 (excluding incremental acquisition revenue of $20.1 million in 2005).

For the first six months of 2006, total revenue increased 6% over the same period in 2005 driven by solid growth in the Insurance Services and Screening and Authentication Services segments, offset by weaker performances primarily in our Financial and Professional Services segment. Total revenue increased 22% for the first six months of 2005 over the first six months of 2004.

Cost of Revenue

In the second quarter of 2006, cost of revenue was $120.2 million, or 50% of total revenue, as compared to $116.0 million, or 51% of revenue in the same period of 2005. For the six months ended June 30, 2006 and 2005, cost of revenue was $243.5 million and $226.3 million, respectively, which represents 51% of total revenue for 2006 and 50% of total revenue for 2005. The increase in cost of revenue was a direct result of the increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $58.9 million, or 24% of total revenue, in the second quarter of 2006 from $51.2 million, or 22% of total revenue, in the second quarter of 2005. For the first six months of 2006, selling general and administrative expenses increased to $115.9 million, or 24% of total revenue, from $102.6 million, or 23% of total revenue, for the first six months of 2005. The increase in selling, general and administrative expenses is driven by the increase in revenue and the recognition of approximately $2.3 million of additional stock option expense in the second quarter of 2006 and $4.6 million for the first six months of 2006 as a result of the adoption of FAS 123(R) on January 1, 2006.

Other Operating Charges

Other operating charges decreased to $2.7 million, or 1% of total revenue, in the second quarter of 2006 from $6.0 million, or 2.6% of total revenue, in the second quarter of 2005. Of the other operating charges in the second quarter of 2006, $1.0 million was for third party expenses related to the fraudulent data access, and the remaining $1.7 million related to asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms. The Company’s other operating charges in the second quarter of 2005 represented specific expenses related to the aforementioned fraudulent data access. For the first six months of 2006, the Company recorded other operating charges of $8.7 million compared to $11.5 million in the first six months of 2005. Of the other operating charges in the first six months of 2006, $1.8 million was for third party expenses related to the fraudulent data access, and the remaining $7.0 million related to asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms. The Company’s other operating charges recorded in the first six months of 2005 represented specific expenses related to the aforementioned fraudulent data access

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2006	2005	Change	2006	2005	Change
Operating Income	$58,965	$54,276	9%	$108,627	$110,591	-2%
Operating Income as a percentage of total revenue	24.5%	23.9%		22.8%	24.5%

The Company’s operating income for the second quarter of 2006 was $59.0 million compared to $54.3 million for the same period of 2005. Operating income for the three months ended June 30, 2006, includes the following:

•	$3.1 million of stock option expense recorded under FAS 123(R) of which approximately $0.8 million is included in cost of revenue and the remaining $2.3 million is included in selling, general and administrative expenses, and

•	$2.7 million of other operating charges, discussed above.

The Company’s operating income for the six months ended June 30, 2006 was $108.6 million compared to $110.6 million for the same period of 2005. Operating income for the six months ended June 30, 2006 includes the following:

•	$6.4 million of stock option expense recorded under FAS 123(R) of which approximately $1.7 million is included in cost of revenue and the remaining $4.6 million is included in selling, general and administrative expenses, and

•	$8.7 million of other operating charges, discussed above.

Interest Expense

Interest expense was $3.0 million for the second quarter of 2006, an increase from $1.1 million for the second quarter of 2005. For the six months ended June 30, 2006, interest expense was $5.2 million, an increase from $2.3 million in 2005 due to higher average debt outstanding associated with the Company’s share repurchase program and higher interest rates.

Income Taxes

ChoicePoint’s effective tax rate was 39.0% for the quarter ended June 30, 2006, compared to 36.8% for the second quarter ended June 30, 2005. For the six months ended June 30, 2006, the Company’s effective tax rate was 39.3%, compared to 37.5% for the same period of 2005 due to the non-deductibility of certain stock option expense, the expiration of the federal R&D tax credit, and a favorable outcome from the completion of a state tax audit during the second quarter of 2005.

Discontinued Operations

The Company announced its intent to divest certain businesses as a result of a Company-wide strategic review. The three businesses slated for divesture are reported as discontinued operations – eliminating the reporting of the Marketing Services segment and removing EquiSearch from the former Business Services segment and Bode from the Government Services segment. During the three and six month periods ended June 30, 2006, these businesses were presented as discontinued operations consistent with the Company’s decision to sell these businesses. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Service revenue	$24,455	$31,981	$51,609	$61,231
Reimbursable expenses(a)	5,084	6,623	11,810	13,166

Total revenue	$29,539	$38,604	$63,419	$74,397

Income from discontinued operations before income taxes	$1,516	$4,577	$4,909	$9,350
Provision for income taxes	841	1,783	2,278	3,636

Income from discontinued operations, net of tax	$675	$2,794	$2,631	$5,714

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”

At June 30, 2006, the Company reclassified certain assets and liabilities associated with the discontinued operations to Assets of businesses held for sale and Liabilities of businesses held for sale in the Consolidated Balance Sheets in accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A total of $262.2 million of assets have been classified as assets of businesses held for sale and $14.9 million of liabilities have been classified as liabilities of businesses held for sale on the June 30, 2006 Consolidated Balance Sheet.

Segment Information

The following table provides additional details of total revenue and operating income included in the Consolidated Statements of Income:

	Three months ended June 30, 2006		Three months ended June 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$113,492	$60,036	$102,097	$55,266
Screening and Authentication Services	64,955	14,729	61,346	14,476
Financial and Professional Services	30,021	3,355	33,486	6,223
Government Services	32,324	2,851	29,982	2,209
Royalty	—	—	526	325
Corporate and shared (a)	—	(16,142)	—	(18,183)
Accelerated depreciation (b)	—	—	—	—
Stock option expense (b)	—	(3,124)	—	—
Other operating charges (c)	—	(2,740)	—	(6,040)

Totals	$240,792	$58,965	$227,437	$54,276

	Six months ended June 30, 2006		Six months ended June 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$226,881	$120,664	$201,824	$109,528
Screening and Authentication Services	126,800	28,967	116,898	25,668
Financial and Professional Services	59,402	5,524	69,819	16,086
Government Services	63,699	6,685	61,062	7,571
Royalty	—	—	1,323	1,095
Corporate and shared (a)	—	(32,662)	—	(37,905)
Accelerated depreciation (b)	—	(5,463)	—	—
Stock option expense (b)	—	(6,361)	—	—
Other operating charges (c)	—	(8,727)	—	(11,452)

Totals	$476,782	$108,627	$450,926	$110,591

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	The Company recorded $3.1 million of additional stock-based compensation expense during the second quarter of 2006 under FAS 123(R). A total of $6.4 million of additional stock-based compensation has been recorded during the six months ended June 30, 2006 since the adoption of FAS 123(R) on January 1, 2006. The Company also recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006.
(c)	See Note 5 to the Consolidated Financial Statements.

In the second quarter of 2006, Insurance Services’ total revenue increased 11% to $113.5 million compared to $102.1 million in the second quarter of 2005. For the first six months of 2006, total revenue increased 12% to $226.9 million compared to $201.8 million for the first six months of 2005 as a result of continued strong growth in our P&C personal and commercial lines businesses driven by significant increases in demand for our motor vehicles records and activity file products and the continued growth of our Current Carrier/Policy Watch offerings. While the Company experienced record growth from the automobile portion of personal lines, sales of the Company’s property-related products experienced a unit decline as a result of storm related losses in the home insurance market. In both the second quarter and six months ended June 30, 2006, Insurity delivered strong internal revenue growth based on increases in development, maintenance and outsourcing revenues, and new business. Internal revenue growth from the second quarter of 2005 to the second quarter of 2006 of 10.0% excludes $1.2 million of incremental acquisition revenue in 2006. Internal revenue growth for the six months ended June 30, 2006 was 11.3% from the same period of 2005, and excludes $2.3 million of incremental acquisition growth in 2006.

Operating income increased 9% in the Insurance Services group to $60.0 million for the quarter ended June 30, 2006 compared to $55.3 million in the second quarter of 2005. Operating margin remained strong at 52.9% for the first quarter of 2006 compared to 54.1% in the same period of 2005 despite the continued investments being made in the new commercial and claims products.

Screening and Authentication Services’ total revenue and internal revenue for the second quarter were each 6% and 5%, respectively, with total revenue of $65.0 million compared to $61.3 million for the same period of 2005. The internal revenue growth excludes $0.5 million of incremental acquisition revenue in 2006. For the six months ended June 30, 2006, total revenue increased $9.9 million, or 8% to $126.8 million from $116.9 million in 2005. Internal revenue grew 7.9% during the first six months of 2006 from the same period of 2005, and excludes $0.7 million of incremental acquisition revenue in 2006. The growth, which occurred in the Company’s background screenings, vital records and financial services businesses, slowed in the month of June as lower overall hiring trends reduced volumes in our background screening business.

Operating income for the Screening and Authentication Services’ group for the quarter ended June 30, 2006 was $14.7 million compared to $14.5 million for the same period of 2005, resulting in an operating profit margin of 22.7% for the second quarter of 2006 compared to 23.6% for the same period of 2005. Margins were negatively impacted by increased cost in the Company’s drug testing business.

Financial and Professional Services’ total revenue and internal revenue for the second quarter of 2006 each decreased $3.5 million, or 10%, to $30.0 million in 2006 from $33.5 million in 2005. For the first six months of 2006, total revenue and internal revenue decreased 15%, to $59.4 million in 2006 from $69.8 million in 2005 due to the loss of highly profitable revenue in connection with the product changes the Company implemented last year, including the decision to exit certain markets to reduce risk, and continued pricing pressure in the public records marketplace.

Operating margins in the Financial and Professional Services segment was 11.2% in the second quarter of 2006 compared to 18.6% for the same period of 2005. The decrease in operating margin is the result of the loss of highly profitable revenue due to the decision to exit certain markets, pricing pressure in the marketplace, and the fixed cost nature of our public records business.

Government Services’ total revenue for the second quarter of 2006 increased 8%, or $2.3 million, to $32.3 million from $30.0 million in the second quarter of 2005. For the six months ended June 30, total revenue increased 4%, or $2.6 million, to $63.7 million in 2006 from $61.1 million in 2005 due primarily to higher unit sales in the software business both in the United States and the United Kingdom partially offset by volume declines in our public record products. Internal revenue for Government Services increased 7.1% for the second quarter of 2006 over the comparable period in 2005, and excludes $0.2 million of incremental acquisition revenue in 2006. For the six months ended June 30, 2006 internal revenue increased 2.3% over the comparable period in 2005, and excludes $1.2 million of incremental acquisition revenue in 2006.

In the Government Services segment, operating income was $2.9 million for the second quarter of 2006, an increase of $0.7 million from $2.2 million for the comparable period of 2005. Operating profit margin for the second quarter of 2006 was 8.8%, a slight improvement from 7.4% in the second quarter of 2005. Stronger software margins were offset by higher level of expenses associated with annual trade shows and customer/user conferences during the second quarter of 2006.

Corporate costs were $16.1 million in the second quarter of 2006, or 6.7% of revenue, compared to $18.2 million, or 8.0% of revenue, in the same period of 2005. For the six months ended June 30, corporate costs were $32.7 million in 2006, or 6.9% of revenue, compared to $37.9 million, or 8.4% of revenue in 2005 due primarily to cost containment initiatives and a lower level of incentive compensation expenses.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, share repurchases under its stock buy back program, scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2006 capital expenditures from continuing operations will be approximately $70-$80 million. Any material variance of the Company’s operating results from its projections or investments in or acquisitions of businesses, products or technologies could require the Company to obtain additional equity or debt financing. The Company plans to use cash generated to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock as discussed below. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future.

On July 26, 2005 ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million in Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy back program by $125 million to a total repurchase of $375 million. On July 25, 2006, the Board of Directors further increased the value of the Company’s buy back program by $250 million to a total repurchase of $625 million. The Company may repurchase stock under the program from time to time through August 18, 2007. No shares were repurchased during the three months ended June 30, 2006. During the six months ended June 30, 2006, 2.25 million shares were purchased at a cost of $98.8 million at an average cost, including commissions, of $43.93 per share.

There were $95.0 million in net borrowings and a $10.0 million letter of credit outstanding under the Company’s $400 million unsecured revolving credit facility (the “Credit Facility”) at June 30, 2006, and $80.0 million in net borrowings at December 31, 2005. The Credit Facility expires in December 2009. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $100.0 million at June 30, 2006 and $50.0 million at December 31, 2005. At June 30, 2006, the Company had approximately $293 million of available capacity under these facilities, which includes $15 million remaining capacity on letters of credit, and $23 million remaining capacity for overnight borrowings.

Contractual obligations and the related future payments at June 30, 2006

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$196,800	$101,800	$—	$95,000	$—

Capital lease obligations	41	10	31	—	—

Operating leases and other commitments	91,183	26,188	25,031	19,064	20,900

Total contractual cash obligations	$288,024	$127,998	$25,062	$114,064	$20,900

Interest and tax payments totaling $41.6 million ($40.9 million net of refunds) were made during the six months ended June 30, 2006.

The Company has not included obligations under its deferred compensation and postretirement benefit plans in the contractual obligations table. The Company’s deferred compensation and postretirement benefit plans are not required to be funded in advance, but rather funded as benefits become payable to participants.

Off-Balance Sheet Items

In 1997, the Company entered into a $25 million synthetic lease agreement for the Company’s headquarters building. Under the synthetic lease agreement, a third-party lessor purchased the property, paid for the construction and leased the building to the Company. The $25 million synthetic lease expires in 2007. In 2001, the Company entered into another synthetic lease agreement for up to $48 million to finance the construction of its new data center facility. The $48 million synthetic lease expires in 2008. During the second quarter of 2006, the Company entered into a $12 million synthetic lease agreement for a new property. Under this synthetic lease agreement, a third-party lessor purchased the property in June 2006 and will pay for the build-out of the property anticipated to be completed at the end of 2006. The $12 million synthetic lease expires in 2012. At the end of each synthetic lease, the Company has the following options available: renew the lease for an additional five years, purchase the building for the original cost or remarket the property. If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor between 80% and 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $78.7 million at June 30, 2006 and the Company would have recorded additional depreciation expense of approximately $0.7 million ($0.4 million after tax) for the three months ended June 30, 2006 and $0.6 million ($0.4 million after tax) for the same period of 2005. For the six months ended June 30, 2006 and 2005, the Company would have recorded additional depreciation expense of approximately $1.3 million ($0.8 million after tax) and $1.1 million ($0.7 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivatives

Derivative financial instruments at June 30, 2006 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s $25 million and $48 million synthetic leases (the “Swap Agreements”). At June 30, 2006, the total notional amount under these Swap Agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2006, the fair value of the outstanding Swap Agreements was an asset of $0.7 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the Consolidated Financial Statements).

Summary of Cash Activities

Net cash provided by operating activities of continuing operations was $65.8 million for the six months ended June 30, 2006 and $115.7 million for the comparable period of 2005. The decrease in net cash provided by operating activities of $49.9 million was driven primarily by the inclusion of $7.7 million of tax benefits associated with stock options in cash flow from operating activities in the first six months of 2005, an increase in the accounts receivable days sales outstanding, timing of payments on accounts payable, timing of tax and legal settlement payments and the incremental cash impact of the fraudulent data access. As now required under FAS 123(R), the tax benefits associated with stock options for the first six months of 2006 are included in cash flow from financing activities. The Company’s accounts receivable days sales outstanding increased, net of pass-through expenses, by 2 days from June 30, 2005 and by 4 days from December 31, 2005, to 44 days as of June 30, 2006.

Net cash used in investing activities of continuing operations for the six months ended June 30 includes $25.2 million in 2006 and $107.9 million in 2005 for the acquisitions of Elios, ShortStop, USCerts, and ePolicy, Inc. in 2006, and i2, Magnify, Inc., and certain assets of EzGov, Inc. in 2005 to further capitalize on investment opportunities to build the Company’s business model, to expand its offerings to new markets and to develop new products.

Net cash used in financing activities was $18.9 million during the six months ended June 30, 2006 due primarily to $98.8 million in cash payments for repurchase of Company stock as part of its stock buy back program, offset by net borrowings of $15.0 million under the Credit Facility and $50.0 million under the Receivables Facility. During the comparable period of 2005, the Company provided net cash for financing activities of $26.0 million through borrowings of $100.0 million under the Credit Facility primarily used to fund the acquisition of i2, offset by repayments on the Credit Facility of $80.0 million and the $9.0 million purchase of stock for the Company’s employee benefit trust.

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

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses external appraisals and/or internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of June 30, 2006, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: SFAS No. 142 “Goodwill and Other Intangible Assets” requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 11 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its annual goodwill impairment review as of October 31, 2005. No impairment charge was recorded as a result of this annual test based on estimated discounted future cash flows as compared to the current book value of long-lived assets. Additional impairment tests have been completed since October 31, 2005 with no impairment charges being recorded.

The Company is in the early stages of the divesture plans for the businesses discussed in Note 6. Investment bankers have been engaged to assist in the disposition of each of these businesses. Based upon existing market dynamics, prospective purchasers—either strategic or financial buyers – will establish their own valuations for each business. The Company cannot at this time establish with certainty the fair value for each business since the Company has not executed definitive purchase agreements. Competition for the acquisition of these businesses, the uniqueness of the businesses, the interest rate environment, macro economic factors and many other considerations all impact the ultimate valuation to be realized. Based upon existing facts and circumstances, the Company cannot conclude that an impairment of these assets exists as of June 30, 2006. As the process to sell progresses toward consummation, the Company will have additional information to enable it to reflect a charge, if impairment is probable, and will disclose and reflect such charge at that time.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements and tangible long-lived assets, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Management uses measurable operating performance criteria as well as qualitative measures to determine whether an indicator of impairment exists. If an indicator of impairment exists, the Company reviews and reevaluates the assumptions used, which are primarily identified from the Company’s budget and longer-term strategic plan, for assessing the recoverability of its long-lived tangible and intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for property, equipment, data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates such as future undiscounted cash flows. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software costs for the six months ended June 30 was approximately $8.6 million in 2006 and $8.2 million in 2005.

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

Stock-based compensation: Effective January 1, 2006, the Company adopted FAS No. 123(R)’s fair value method of measurement for all share-based payment transactions with employees using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As a result of adopting FAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006, were $3.1 million and $2.4 million lower, respectively, and $6.4 million and $4.9 million lower, respectively, for the six months ended June 30, 2006 than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25. Basic and diluted earnings per share from continuing operations for the three months ended June 30, 2006 would have been $0.43 and $0.42, respectively, if the company had not adopted FAS No. 123(R), compared to reported basic and diluted earnings per share from continuing operations of $0.40 and $0.39, respectively. As of June 30, 2006, there was approximately $9.2 million in total unrecognized compensation cost related to nonvested stock, $10.6 million related to deferred shares, and $1.3 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.9 years for nonvested stock, 3.8 years for deferred shares, and 1.8 years for share equivalent units. FAS No. 123(R) also required the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows in the amount of $1.7 million for the six months ended June 30, 2006. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. This interpretation will be effective for the Company on January 1, 2007. The Company is in the process of evaluating the impact of the adoption of this interpretation on its results of operations and financial condition.

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of the Company’s ongoing review of fraudulent data access and other events, the impact of the Company’s decision to discontinue certain services, the results of re-credentialing of customer accounts, the results of any litigation or government proceedings, the implementation of plans to divest various businesses resulting from our company-wide strategic review, demand for the Company’s services, product development, maintaining acceptable margins, maintaining the Company’s data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets, privacy matters and any federal or state legislative responses to identity theft concerns, the impact of competition and customer consolidations, ability to continue the Company’s long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of June 30, 2006. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

At June 30, 2006, there were $95.0 million in borrowings outstanding under the Credit Facility and $100.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At June 30, 2006, the Company’s interest rate was 5.8% under the Credit Facility and 5.6% under the Receivables Facility. At June 30, 2006, $78.7 million was outstanding under the Company’s synthetic lease agreements and the Swap Agreements, which reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense, had a combined notional amount of $67 million. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.4% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at June 30, 2006, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $2.0 million based on the Company’s current level of borrowing. As noted above, at June 30, 2006, $67.0 million of the $78.7 million outstanding under the synthetic lease agreements was hedged with the Swap Agreements.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented an aggregate of approximately 2% of its consolidated revenues from continuing operations and approximately 9% of consolidated long-lived assets during the second quarter of 2006.

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

For the three months ended June 30, 2006, a 10% weaker U.S. dollar against the British pound would have resulted in an increase of revenues by $0.7 million, and an increase of pre-tax operating income by $0.1 million. A 10% stronger U.S. dollar would have resulted in similar decreases to revenues and pre-tax operating income.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fraudulent Data Access

ChoicePoint’s review of the fraudulent data access described in the Company’s public filings and other similar incidents is ongoing. The Company believes that the number of consumers to which it will send notice of potential fraudulent data access could increase from the number of consumers it has notified to date, but the Company does not anticipate that any such increase would be significant.

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

ChoicePoint has entered into a settlement with the Federal Trade Commission, (“FTC”) regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred last year. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In the fourth quarter of 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds. The insurance proceeds were received by the Company in the first quarter of 2006.

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

ChoicePoint received notice from the SEC on May 12, 2005 that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company is cooperating with and providing the requested information and documents to the SEC.

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

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act and purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. On July 10, 2006, the U.S. District Court consolidated the Wilson case with the Harrington case. The Company intends to defend this lawsuit vigorously.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the Consolidated Amended Complaint, which remains pending before the court. All proceedings in the case are stayed while the motion is pending. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendant filed a motion to dismiss, which remains pending before the court. The Company intends to defend this lawsuit vigorously.

On June 27, 2005, the Company was served with a shareholder derivative lawsuit. The initial lawsuit was filed in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action was subsequently transferred to Fulton County, and the Superior Court of Fulton County has consolidated both cases into a single action, In re ChoicePoint Inc. Derivative Litigation, 2005-CV-103219. Plaintiffs seek unspecified compensatory and exemplary damages, attorneys’ fees, costs and other relief. On January 12, 2006, the Company moved to dismiss and answered the Consolidated Amended Complaint. The court granted the Company’s motion to dismiss and dismissed the complaint on June 8, 2006. On June 28, 2006, the plaintiffs appealed the dismissal of their Complaint to the Georgia Court of Appeals.

On December 17, 2005, a shareholder derivative lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia, Learch v. Smith, et al., 1:05-CV-3108. The complaint contains allegations akin to those alleged in the consolidated derivative suit pending in the Superior Court of Fulton County, as described above. Plaintiffs seek unspecified compensatory damages, attorneys’ fees, costs and other relief. On June 16, 2006, the Company filed a motion to dismiss the complaint. On August 3, 2006, the named plaintiff stipulated to a dismissal of the complaint without prejudice. On August 4, 2006, the court entered an order dismissing the case without prejudice.

The Company is continuing to strengthen its customer credentialing procedures and is recredentialing components of its customer base, particularly customers that have access to products that are regulated by the Fair Credit Reporting Act. Further, the Company continues to review and investigate other matters related to credentialing and customer use. The Company’s investigations as well as those of law enforcement continue. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, irrespective of current state law requirements, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and operating results.

Our failure to execute our previously announced divestiture plan successfully could adversely affect our business, financial condition and operating results.

In July 2006, we announced a plan to divest various businesses following our company-wide strategic review. The previously disclosed review process resulted in our adopting a new strategic focus on helping customers manage economic or physical risks, as well as the decision to divest businesses that either do not fit within the new strategic direction or are unlikely to gain critical mass in the marketplace under our ownership. Included in the divestiture plan are our direct marketing, forensic DNA and shareholder services businesses.

Divestitures may involve a number of risks, including the diversion of management’s attention, significant costs and expenses, the loss of customer relationships and revenue, and the disruption of operations in the affected business. Customers for the products and services offered by the businesses to be divested could be reluctant to continue to buy from us due to the uncertainty caused by the planned divestiture and competitors may use this uncertainty to target our customers. Either of these factors could cause revenues from these businesses to decline in the short term. In addition, failure to consummate a divestiture in a timely manner may increase this uncertainty and negatively affect the valuation of the affected business. If the net proceeds of a divestiture proves to be less than we anticipate, it could require us to record an impairment charge.

We may not be successful in selling these businesses on terms that are acceptable to us or at all, if we are unable to find a suitable buyer for these businesses. Any planned divestiture will also be subject to the satisfaction of conditions, including for example, third party consents and regulatory approvals, to such dispositions. Our failure to overcome these risks or any other problems encountered in connection with these planned divestures could adversely affect our business, financial position and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2006, the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

a)	Votes cast or withheld regarding the election of one director for a term expiring in 2007:

	FOR	WITHHELD
M. Anne Szostak	79,281,503	657,711

b)	Votes cast or withheld regarding the election of four directors for terms expiring in 2009:

	FOR	WITHHELD
E. Renae Conley	79,341,518	597,696
Douglas C. Curling	79,350,049	589,165
Kenneth G. Langone	77,970,580	1,968,634
Charles I. Story	79,365,476	573,738

c)	Amendments to the Articles of Incorporation and to the Amended and Restated Bylaws of the Company to declassify the Board of Directors:

FOR	AGAINST	ABSTAIN
78,635,562	1,228,005	75,647

d)	Approval of the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Plan”):

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
61,611,930	11,894,354	117,460	6,315,470

e)	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006:

FOR	AGAINST	ABSTAIN
79,007,704	879,254	52,256

Item 5. Other Information

On June 26, 2006, the Company entered into Amendment No. 6 to a Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, the Company, as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (the “Loan Agreement”). The amendment extended the termination date of the asset securitization program created pursuant to the Loan Agreement from June 26, 2006 to June 26, 2007.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Amendment No. 6 to the Loan Agreement.

10.2	Forms of Stock Option Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.3	Form of Restricted Stock Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.4	Form of Share Equivalent Unit Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.5	Form of Deferred Shares Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 24, 2006).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.
(Registrant)

August 8, 2006	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and
Chief Executive Officer (Duly Authorized Officer)

August 8, 2006	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Amendment No. 6 to the Loan Agreement.

10.2	Forms of Stock Option Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.3	Form of Restricted Stock Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.4	Form of Share Equivalent Unit Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 24, 2006).

10.5	Form of Deferred Shares Agreement under the 2006 Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 24, 2006).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.