Form 10-Q
period 2006-09-30
CHOICEPOINT INC
filed 2006-11-08
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.10 par value per share	79,766,055

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Total revenue	$246,696	$236,990	$721,221	$685,614

Costs and expenses:
Cost of revenue	125,749	116,018	367,310	340,619
Selling, general and administrative	58,506	55,269	173,927	157,291
Other operating charges	46,054	4,006	54,781	15,458

Total costs and expenses	230,309	175,293	596,018	513,368

Operating income	16,387	61,697	125,203	172,246
Interest expense	4,693	925	9,858	3,247

Income from continuing operations before income taxes	11,694	60,772	115,345	168,999
Provision for income taxes	2,894	23,108	43,590	63,686

Income from continuing operations	8,800	37,664	71,755	105,313
Income (loss) from discontinued operations, net of taxes (Note 6)	(81,016)	1,920	(78,500)	7,659

Net income (loss)	$(72,216)	$39,584	$(6,745)	$112,972

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.11	$0.42	$0.85	$1.18
Income (loss) from discontinued operations	(0.99)	0.02	(0.93)	0.09

Net income (loss)	$(0.89)	$0.44	$(0.08)	$1.27

Diluted:
Income from continuing operations	$0.11	$0.41	$0.83	$1.14
Income (loss) from discontinued operations	(0.97)	0.02	(0.91)	0.08

Net income (loss)	$(0.86)	$0.43	$(0.08)	$1.23

Weighted average shares – basic	81,551	89,024	84,131	88,980
Dilutive effect of stock options	1,982	2,910	2,560	3,000

Weighted average shares – diluted	83,533	91,934	86,691	91,980

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$37,229	$21,337
Accounts receivable, net of allowance for doubtful accounts of $5,055 in 2006 and $5,749 in 2005	218,637	203,289
Other current assets	32,294	47,612
Assets of businesses held for sale (Note 6)	132,252	—

Total current assets	420,412	272,238
Property and equipment, net	59,228	73,518
Goodwill	701,813	917,858
Other acquisition intangible assets, net	84,828	102,283
Deferred tax assets	21,263	—
Other assets, net	87,720	97,079

Total assets	$1,375,264	$1,462,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$75,011	$50,022
Accounts payable	60,731	45,212
Accrued salaries and bonuses	25,020	31,349
Income taxes payable	9,702	6,861
Deferred income taxes	3,351	1,723
Other current liabilities	98,505	135,417
Liabilities of businesses held for sale (Note 6)	15,849	—

Total current liabilities	288,169	270,584
Long-term debt, less current maturities	315,030	80,035
Postretirement benefit obligations	23,802	24,929
Deferred tax liabilities	—	43,617
Other long-term liabilities	26,320	22,937

Total liabilities	653,321	442,102

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized—400,000; shares issued—91,634 and 90,967, respectively	9,163	9,097
Paid-in capital	490,890	458,132
Retained earnings	711,645	718,390
Accumulated other comprehensive loss, net	(2,441)	(9,784)
Treasury stock, at cost, 13,186 shares and 4,340 shares, respectively	(487,314)	(154,961)

Total shareholders’ equity	721,943	1,020,874

Total liabilities and shareholders’ equity	$1,375,264	$1,462,976

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
Balance, December 31, 2005		$9,097	$458,132	$718,390	$(9,784)	$(154,961)	$1,020,874
Net income (loss)	$(6,745)	—	—	(6,745)	—	—	(6,745)
Change in fair value of derivatives, net of deferred taxes of $171	255	—	—	—	255	—	255
Change in cumulative foreign currency translation adjustment	7,088	—	—	—	7,088	—	7,088

Comprehensive income	$598

Restricted and other stock plans, net		13	5,619	—	—	(313)	5,319
Common stock redeemed		(1)	—	—	—	(291)	(292)
Common stock repurchased		—	—	—	—	(331,750)	(331,750)
Stock distributed from employee benefit trust		—	—	—	—	1	1
Proceeds from stock options exercised		54	13,457	—	—	—	13,511
Stock option expense		—	11,379	—	—	—	11,379
Tax benefit of stock options exercised		—	2,303	—	—	—	2,303

Balance, September 30, 2006		$9,163	$490,890	$711,645	$(2,441)	$(487,314)	$721,943

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$(6,745)	$112,972
Loss (income) from discontinued operations, net of taxes	78,500	(7,659)

Income from continuing operations	71,755	105,313
Adjustments to reconcile income from continuing operations to net cash provided by operations:
Depreciation and amortization	59,702	50,987
Non-cash components of other operating charges	50,158	—
Compensation expense recognized under stock-based compensation plans	15,573	3,875
Tax benefit of stock options exercised	—	12,188
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(30,745)	(29,876)
Other current assets	10,877	653
Deferred income taxes	952	7,192
Accrued income taxes	(18,676)	948
Current liabilities, excluding debt and income taxes	(5,780)	8,365
Other long-term liabilities, excluding debt	(1,221)	(5,232)

Net cash provided by operating activities - continuing operations	152,595	154,413
Net cash provided by operating activities - discontinued operations	15,568	12,950
Cash flows from investing activities:
Proceeds from the disposition of discontinued operation	18,000	—
Acquisitions, net of cash acquired	(51,886)	(118,792)
Additions to property and equipment, net	(19,107)	(19,910)
Additions to other assets, net	(32,645)	(28,835)

Net cash used in investing activities - continuing operations	(85,638)	(167,537)
Net cash used in investing activities - discontinued operations	(10,862)	(2,542)
Cash flows from financing activities:
Borrowings under Credit Facility	265,000	120,000
Payments on Credit Facility	(30,000)	(90,000)
Borrowings under Receivables Facility	100,000	—
Payments on Receivables Facility	(75,000)	—
Other debt, net	(16)	4,170
Repurchase of common stock	(331,750)	(36,771)
Purchase of stock held by employee benefit trust, net	—	(8,997)
Redemption of common stock	(292)	(1)
Tax benefit of stock options exercised	2,303	—
Proceeds from exercise of stock options	13,511	18,751

Net cash (used in) provided by financing activities - continuing operations	(56,244)	7,152

Effect of foreign currency exchange rates on cash and cash equivalents	473	(636)

Net increase in cash and cash equivalents	15,892	3,800
Cash and cash equivalents, beginning of period	21,337	1,577

Cash and cash equivalents, end of period	$37,229	$5,377

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

During the second quarter of 2006, the Company announced its intent to divest various businesses resulting from its company-wide strategic review, as discussed in Note 6. To reflect how the Company is operating under its new strategic focus, the Company revised the segments in which it reports its financial results. See further discussion in Note 13. The three businesses that the Company intends to divest, which includes the Company’s former Marketing Services segment are reported as discontinued operations. Additionally, during the third quarter of 2006, the Company disposed of one business, Priority Data Systems, not previously classified as discontinued operations. The results of operations and the loss on sale of Priority Data Systems are also reported as discontinued operations. Historical information in the following discussions and tables has been reclassified to conform with the current presentation. The Company also announced its intention to dispose of additional businesses, which are classified as discontinued operations beginning in October 2006. See Note 5 for additional discussion of these businesses.

ChoicePoint’s continuing operations are focused on four primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services and Government Services.

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

The Financial and Professional Services group provides information products and services to consumer finance companies, asset-based lenders, legal and professional service providers and health care service providers. Major offerings include public filing searches, due diligence information, and Uniform Commercial Code searches and filings. In response to the previously disclosed fraudulent data access and other matters (Note 16), ChoicePoint discontinued the sale of certain information services that contain sensitive consumer data offered by its Financial and Professional Services group.

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

2. Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of September 30, 2006, the results of operations for the three months and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The adjustments have been of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K for the year ended December 31, 2005. The current periods’ results are not necessarily indicative of results to be expected for a full year.

3. Use of Estimates & Foreign Currency Translation

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. In the third quarter of 2006, such estimates and assumptions include those used to determine the amounts recognized as impairment charges included in other operating charges and discontinued operations. See Notes 5 and 6 for additional discussion of these charges. Actual results could differ from these estimates.

The net assets of the Company’s foreign operations, which are located primarily in the United Kingdom, are translated into U.S. dollars using current exchange rates and the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the period. The resulting translation adjustment, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative foreign currency translation adjustment (“CTA”) in accumulated other comprehensive loss, net. The functional currency of the Company’s foreign operations is the local currency of those operations.

4. Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is either realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance or revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $34.3 million as of September 30, 2006 and $44.0 million as of December 31, 2005. In addition to the general policy discussed above, the following are the specific revenue recognition policies for ChoicePoint’s major business lines and for multiple-element arrangements:

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

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the quarter ended September 30, pass-through expense from continuing operations was $198.6 million in 2006 and $186.0 million in 2005. For the nine months ended September 30, pass-through expense from continuing operations was $609.0 million in 2006 and $552.0 million in 2005.

Reimbursable Expenses

Prior to the Company’s decision to divest certain businesses, as discussed in Note 6, certain reimbursed out-of-pocket expenses included in the Marketing Services segment were presented on a gross basis as revenues and expenses, labeled “Reimbursable Expenses”. These expenses are fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” (“EITF 01-14”). These revenues and expenses are included in discontinued operations for the three months and nine months ended September 30, 2006 and 2005.

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 24.7% for the quarter ended and 37.8% for the nine months ended September 30, 2006, compared to 38.0% for the quarter ended and 37.7% for the nine months ended September 30, 2005. Exclusive of the impact of the asset impairment charges recognized by the Company in the third quarter of 2006 and discussed in Note 5, the Company’s effective tax rate would have been consistent with the approximate 38% rate used in previous periods. At September 30, 2006, accrued income taxes increased to $9.7 million from $6.9 million at December 31, 2005, due to the tax provision for the nine months ended September 30, 2006 and the timing of tax payments.

5. Other Operating Charges

As part of its strategic review, in the quarter ended September 30, 2006, the Company recorded other operating charges of $43.7 million ($24.8 million net of taxes) to recognize estimated asset impairments related to the proposed sale of additional smaller, non-strategic businesses incremental to those businesses already classified as discontinued operations discussed in Note 6. While the Company had not yet met the criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for classifying these businesses as discontinued operations at September 30, 2006, current intentions and the receipt of indicative bids for these businesses necessitated the recognition of the charge during the third quarter of 2006. Classification of these businesses as discontinued operations occurred in October 2006. The carrying value of these businesses classified as assets held for sale on the consolidated balance sheet in the fourth quarter of 2006 is approximately $23 million.

The Company recorded other operating charges of $6.0 million ($3.7 million net of taxes) during the first quarter of 2006, $2.7 million ($1.8 million net of taxes) in the second quarter of 2006, and $2.4 million ($1.3 million net of taxes) in the third quarter of 2006 that included on an aggregate basis $8.4 million ($5.2 million net of taxes) of asset impairment, severance and lease abandonment costs primarily related to the centralization of functions and consolidation of certain technology platforms, and $2.7 million ($1.6 million net of taxes) for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s SEC filings.

The Company recorded other operating charges of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005, $6.0 million ($3.8 million net of taxes) in the second quarter of 2005, and $4.0 million ($2.5 million net of taxes) in the third quarter of 2005 that represented specific expenses related to the aforementioned fraudulent data access. These expenses included on an aggregate basis, approximately $2.0 million for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $13.5 million of legal expenses and other professional fees.

As of September 30, 2006, $8.8 million was accrued for obligations related to the above charges incurred to date that includes $8.1 million for legal and other fees associated with the fraudulent data access, and $0.7 million related to severance and lease abandonment costs.

6. Discontinued Operations

As previously disclosed, ChoicePoint announced plans to divest its Precision Marketing, Bode Labs and Equisearch businesses as a result of its company-wide strategic review. The three businesses slated for divesture are reported as discontinued operations – eliminating the reporting of the Marketing Services segment and removing EquiSearch from the former Business Services segment and Bode from the Government Services segment. Additionally, on September 29, 2006, the Company sold its Priority Data Systems business, a comparative rating software solutions business in the Insurance Services segment, to the parent company of AMS Services. Consequently, the results of these discontinued operations for the three and nine month periods ended September 30, 2006 are reflected in the Company’s Consolidated Statements of Operations (unaudited) as discontinued operations. The results of these discontinued operations in 2005 have been reclassified to conform to the 2006 classification. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Service revenue	$25,182	$30,271	$79,050	$93,803
Reimbursable expenses(a)	4,935	7,480	16,745	20,645

Total revenue	$30,117	$37,751	$95,795	$114,448

Income (loss) from discontinued operations before income taxes	$(131,462)	$3,280	$(126,743)	$12,672
Provision (benefit) for income taxes	50,446	(1,360)	48,243	(5,013)

Income (loss) from discontinued operations, net of taxes	$(81,016)	$1,920	$(78,500)	$7,659

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14.

During the third quarter of 2006, the Company recorded a non-cash charge of $132.9 million ($81.6 million after tax benefit) in discontinued operations to reduce the carrying value of goodwill and other assets related to these businesses in order to reflect the estimated net proceeds to be realized from selling these three businesses based on indicative bids received to date. Actual proceeds will vary from the estimated net proceeds. This charge also includes $3.1 million net of taxes from the previously announced sale of Priority Data.

At September 30, 2006, the Company has classified certain assets and liabilities associated with the discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Consolidated Balance Sheets in accordance with the guidance in SFAS 144. A total of $132.3 million of assets have been classified as assets of businesses held for sale and $15.8 million of liabilities have been classified as liabilities of businesses held for sale on the September 30, 2006 Consolidated Balance Sheet.

The following table details the components of the assets and liabilities of businesses held for sale at September 30, 2006:

September 30, 2006
Accounts receivable, net of allowance for doubtful accounts of $1,023	$18,841
Other current assets	5,021
Property and equipment, net	12,557
Goodwill	90,989
Other acquisition intangible assets, net	4,323
Other assets, net	521

Total assets of businesses held for sale	132,252

Accounts payable	3,881
Other current liabilities	11,968

Total liabilities of businesses held for sale	15,849

Total net assets of businesses held for sale	$116,403

As discussed in Note 5, the Company reclassified additional assets and liabilities to assets and liabilities of businesses held for sale in the fourth quarter of 2006. The carrying value of these businesses classified as assets held for sale on the consolidated balance sheet in the fourth quarter of 2006 is approximately $23 million. The results of operations for these businesses are also classified as discontinued operations in the fourth quarter of 2006.

7. Debt and Other Financing

On December 29, 2004, ChoicePoint, through one of its wholly-owned subsidiaries, entered into a $400 million unsecured multicurrency revolving credit facility (the “Credit Facility”) with a group of banks that extends through a maturity date of December 29, 2009, is expandable to $500 million and bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.375% to 1.0% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At September 30, 2006, the Company’s interest rate was 5.8% under this facility. The Credit Facility contains covenants customary for facilities of this type and a $25 million line of credit at the prime rate of 8.25% as of September 30, 2006. There was $315.0 million outstanding under the Credit Facility and there were no borrowings under the line of credit at September 30, 2006. At December 31, 2005, borrowings of $80 million were outstanding under the Credit Facility and there were no borrowings under the line of credit.

In July 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable, subject to certain limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $100 million on the sale of accounts receivable, may be extended in one-year terms and has been extended through June 2007. The Receivables Facility bears interest at the commercial paper rate of the lender plus an applicable margin of 0.275% per annum. At September 30, 2006, the Company’s interest rate was 5.6% under this facility. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $75.0 million at September 30, 2006 and $50.0 million at December 31, 2005.

The net increase in proceeds from the Credit Facility and Receivables Facility was used to repurchase shares of the Company’s common stock, complete acquisitions, and fund capital expenditures. At September 30, 2006, the Company had an aggregate of approximately $100 million of available capacity under these facilities, which includes $15 million remaining capacity on letters of credit, and $25 million remaining capacity for overnight borrowings.

On October 25, 2006, ChoicePoint entered into a new $600 million (expandable to up to $750 million) five-year unsecured revolving credit agreement (the “New Credit Facility”) with substantially the same lenders that were party to its existing Credit Facility. Amounts available under the New Credit Facility replaced the existing Credit Facility, repaid the $315 million currently outstanding under the Credit Facility, and will fund general corporate borrowing, including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions. The New Credit Facility has a $50 million sublimit for the issuance of standby letters of credit and a $300 million sublimit on multicurrency loans. ChoicePoint and its material subsidiaries (as defined in the New Credit Facility) that are U.S. subsidiaries are guarantors of the obligations. The New Credit Facility contains covenants customary for this type of facility and expires on October 25, 2011.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $80.3 million at September 30, 2006, and the Company would have recorded additional depreciation expense of approximately $0.7 million ($0.4 million after tax) for the three months ended September 30, 2006 and $0.6 million ($0.4 million after tax) for the same period of 2005. For the nine months ended September 30, 2006 and 2005, the Company would have recorded additional depreciation expense of approximately $2.0 million ($1.2 million after tax) and $1.8 million ($1.1 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

At September 30, 2006, ChoicePoint had four interest rate swap agreements (collectively, the “Swap Agreements”) outstanding that reduce the impact of changes in the benchmark interest rate (LIBOR) on its LIBOR-based payments on the $25 million and $48 million synthetic leases. One Swap Agreement has a notional amount of $25 million and matures in August 2007. The other three Swap Agreements have an aggregate notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. ChoicePoint has designated the Swap Agreements as cash flow hedges to hedge the variability in expected future interest payments on $67 million of LIBOR-based payments on the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded as an expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheets as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the Swap Agreements was an asset of $0.4 million as of September 30, 2006, which has been recorded net of taxes in accumulated other comprehensive loss in the Consolidated Financial Statements. There was no impact on earnings related to the Swap Agreements for the three months or nine months ended September 30, 2006 or 2005. The Company is exposed to credit loss in the event of non-performance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

8. Earnings Per Share and Stock-Based Compensation

Earnings Per Share – The Company has computed basic and diluted earnings per share using the treasury stock method. For the nine months ended September 30, 2006 and 2005, outstanding options to purchase approximately 3.3 million and 2.2 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive.

Stock Options – On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Omnibus Plan”). Under the 2006 Omnibus Plan, up to 1,500,000 shares of the Company’s common stock may be issued pursuant to awards granted thereunder, with limitations on specific kinds of awards that may be issued or transferred, or in payment of dividend equivalents paid with respect to such awards. A variety of discretionary awards for officers, directors and full-time employees of ChoicePoint, and others who render significant services are authorized under the 2006 Omnibus Plan, including incentive and non-qualified stock options, restricted stock, deferred stock, share equivalent units, tandem appreciation rights and/or free-standing appreciation rights, performance shares and performance units. The vesting of such awards may be conditioned upon either a specified period of service or the attainment of certain performance goals as determined by the Management Compensation and Benefits Committee of the Company’s Board of Directors. Option exercise prices are set at the closing price of ChoicePoint’s common stock on the New York Stock Exchange on the date of grant, and option terms do not exceed seven years.

The Company adopted a second amendment to its 1997 Omnibus Stock Incentive Plan (the “1997 Plan”) on April 25, 2006, pursuant to which the aggregate number of shares of the Company’s common stock available for grants of all awards pursuant to the 1997 Plan was reduced to 500,000. The 1997 Plan was also amended to provide that no outstanding options may be amended to reduce the exercise price thereof.

In addition, on March 13, 2006, the Company amended and restated its 2003 Omnibus Incentive Plan (the “2003 Omnibus Plan”) to make its terms consistent with those of the 2006 Omnibus Plan, including adding limitations on the number of performance shares, performance units, share equivalent units or other awards, to the extent they are distributable in shares, and limiting the period during which option rights or free-standing appreciation rights may be exercised to seven years.

During the nine months ended September 30, 2006, options to purchase an aggregate of approximately 1.3 million shares of the Company’s common stock were granted under the above plans, having an exercise price equal to the fair market value of the underlying stock. Such options had a weighted average exercise price of $45.70. The fair value of the options granted during 2006 was calculated using an actuarial binomial model. The following assumptions were used in the calculation of stock-based compensation expense:

Nine Months Ended September 30, 2006
Dividend yield	0%
Expected volatility	25%
Risk-free interest rate	4.99%
Expected life in years	4.54
Weighted average fair value of options granted	$13.84

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of September 30, 2006 and changes during the nine months then ended is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	11,309	$29.83
Granted	1,314	45.70
Canceled/forfeited	(330)	42.37
Exercised	(533)	25.50

Outstanding, September 30, 2006	11,760	$31.45	5.0	$90,091
Vested and expected to vest, September 30, 2006	11,424	$31.03	5.0	$90,096
Exercisable, September 30, 2006	6,664	$23.32	3.1	$88,629

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 9.224 – $13.836	1,543	1.2	$10.29	1,543	$10.29
$13.837 – $18.448	968	2.3	13.97	968	13.97
$18.449 – $23.060	792	3.3	19.11	792	19.11
$23.061 – $27.672	1,284	4.1	26.00	1,284	26.00
$27.673 – $32.284	184	3.3	29.46	137	29.28
$32.285 – $36.896	1,159	6.3	33.53	646	33.58
$36.897 – $41.430	2,539	6.1	38.91	1,087	39.10
$41.431 – $46.120	3,291	7.1	45.22	207	44.87

	11,760		$31.45	6,664	$23.32

The intrinsic value of options exercised during the quarter ended September 30 was $1.1 million in 2006 and $11.8 million in 2005. For the nine months ended September 30, the intrinsic value of options exercised was $7.9 million in 2006 and $33.6 million in 2005.

Other Stock-Based Awards - On a periodic basis, certain key officers, employees, and directors of the Company are granted shares of nonvested stock under the above plans. During the nine months ended September 30, 2006, 138,400 shares were awarded with a weighted average market value at the date of grant of $45.65 per share. During the same period of 2005, 99,375 shares were awarded with a weighted average market value per share of $45.40. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. During the nine months ended September 30, 2006, 75,000 deferred shares were granted at a weighted average market price of $45.75. During the same period of 2005, 75,000 deferred shares were awarded at market value at the date of grant of $46.12 per share. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. During the nine months ended September 30, 23,786 share equivalent units at market value at the date of grant of $43.72 were granted in 2006 and 25,528 in 2005 at a market value of $39.17. The market value of the restricted stock, deferred shares and share equivalent units is being charged to expense over the vesting periods through April 2010. The pre-tax compensation cost charged against income for these awards for the three months ended September 30 was $2.0 million in 2006 and $1.4 million in 2005. For the nine months ended September 30, pre-tax compensation cost charged against income was $5.3 million in 2006 and $4.1 million for the same period of 2005.

A summary of the status of the Company’s nonvested shares, deferred shares, and share equivalent units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	579,659	$40.00
Granted	237,186	45.49
Vested	(43,500)	35.17
Forfeited	(7,100)	44.20

Balance at September 30, 2006	766,245	$41.93

The fair value of shares vested during the quarter ended September 30 was $0.4 million in 2006. No shares vested during the three months ended September 30, 2005. The fair value of shares vested during the nine months ended September 30 was $1.8 million in 2006 and $1.1 million in 2005.

FAS 123(R) - The Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) for the period beginning January 1, 2006. FAS 123(R) requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. The Company adopted FAS 123(R) using the modified prospective application, which applies to all grants after the effective date and to any unvested portion of grants issued prior to the effective date or implementation date. The Company uses an actuarial binomial model to value its 2005 and 2006 stock option grants and a Black-Scholes model to value awards prior to 2005. The related compensation cost is expensed over the vesting period using the straight-line method for awards with cliff vesting or using the accelerated attribution method for awards with graded vesting.

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

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of FAS 123(R). As of September 30, 2006, there was approximately $23.1 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.5 years.

The Company’s stock-based compensation expense was $3.9 million for the three months ended September 30, 2006 and $10.3 million for the nine months ended September 30, 2006, of which approximately $45,000 was capitalized into software and other development costs in the third quarter of 2006, and $134,000 was capitalized for the nine months ended September 30, 2006. Of the $10.3 million compensation expense for the nine months ended September 30, 2006, $2.8 million was included in cost of revenue and $7.5 million was included in selling, general and administrative expenses. The total income tax benefit recognized in the statement of operations for stock option compensation arrangements was $2.3 million for the nine months ended September 30, 2006.

As of September 30, 2006, there was approximately $7.8 million in total unrecognized compensation cost related to nonvested stock, $9.9 million related to deferred shares, and $1.1 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.7 years for nonvested stock, 3.6 years for deferred shares, and 1.6 years for share equivalent units.

The following table outlines the effect of the adoption of FAS 123(R) on the following financial metrics for the three months and nine months ended September 30, 2006 (in thousands, except per share information):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	As Reported	Effect of the Adoption of FAS 123(R)	Excluding the Effect of FAS 123(R)	As Reported	Effect of the Adoption of FAS 123(R)	Excluding the Effect of FAS 123(R)
Operating income	$16,387	$3,893	$20,280	$125,203	$10,255	$135,458
Income from continuing operations before income taxes	11,694	3,893	15,587	115,345	10,255	125,600
Income from continuing operations	8,800	3,054	11,854	71,755	7,939	79,694
Income (loss) from discontinued operations, net of tax	(81,016)	306	(80,710)	(78,500)	768	(77,732)

Net income (loss)	$(72,216)	$3,360	$(68,856)	$(6,745)	$8,707	$1,962

Earnings per share
Basic:
Income from continuing operations	$0.11	$0.04	$0.15	$0.85	$0.09	$0.95
Income (loss) from discontinued operations	(0.99)	0.00	(0.99)	(0.93)	0.01	(0.92)

Net income (loss)	$(0.89)	$0.04	$(0.84)	$(0.08)	$0.10	$0.02
Diluted:
Income from continuing operations	$0.11	$0.04	$0.14	$0.83	$0.09	$0.92
Income (loss) from discontinued operations	(0.97)	0.00	(0.97)	(0.91)	0.01	(0.90)

Net income (loss)	$(0.86)	$0.04	$(0.82)	$(0.08)	$0.10	$0.02

Note: Per share amounts may not sum due to rounding

Prior to adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $2.3 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted FAS 123(R).

In periods prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”) in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. In accordance with APB 25, the compensation recorded for employee stock grants was equal to the fair value of the grant on the measurement date (the date of the grant), as determined by the closing price of the Company’s common stock on that date. Some employee stock grants vested in future periods based on a requirement of continued service to the Company. For these stock grants the fair value of the stock grant was recorded as deferred compensation in the equity section of the Company’s Consolidated Balance Sheets, and was expensed on a straight-line basis over the vesting period.

The following disclosure shows what the Company’s net income and basic and diluted earnings per share would have been using the fair value model under SFAS 123 for the three months and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$39,584	$112,972
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	905	2,555
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,761)	(11,184)

Pro forma net income	$36,728	$104,343

Basic EPS– as reported	$0.44	$1.27
Basic EPS – pro forma	$0.41	$1.17

Diluted EPS – as reported	$0.43	$1.23
Diluted EPS – pro forma	$0.40	$1.14

The weighted average fair value of options granted during the nine months ended September 30, 2005 was $14.01.

9. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$(72,216)	$39,584	$(6,745)	$112,972
Change in fair value of derivatives, net of deferred taxes	(150)	511	255	1,165
Change in CTA, net of taxes	2,489	(1,940)	7,088	(7,868)

Comprehensive income (loss)	$(69,877)	$38,155	$598	$106,269

10. Acquisitions

In the first nine months of 2006, the Company acquired ELIOS, Inc., a loss payee notification company for the property and casualty insurance industry located in San Ramon, California; ShortStop, LLC, which maintains a network of drug and health testing clinics; USCerts, which provides technology and data management services to facilitate the remote ordering of vital records located in Memphis, Tennessee; ePolicy, Inc., which provides a comprehensive set of administration solutions for commercial insurance carriers; Insuratec, Inc., a provider of lien holder and mortgagee notification services to the property and casualty insurance industry located in Danville, California; and Steel Card, LLC, a provider of browser-based personal lines software that provides rating, underwriting, product configuration, rules management and policy administration for carriers based in California. The total purchase price of the acquisitions, which were accounted for using the purchase method of accounting, was approximately $51.9 million in cash. Goodwill of $26.8 million was allocated to the Insurance Services segment and $12.2 million to the Screening and Authentication Services segment. The allocation of purchase price to the assets and liabilities of these acquisitions is preliminary and subject to change based on the acquired asset valuations. The pro forma effect of these acquisitions is not material to the consolidated financial statements.

As of September 30, 2006, ChoicePoint has approximately $1.3 million accrued for transaction-related costs, including lease terminations and personnel-related costs related to the 2006 and prior acquisitions.

11. Goodwill and Intangible Assets

A summary of the change in goodwill during the nine months ended September 30, 2006, is as follows:

(In thousands)	December 31, 2005	Acquisitions & Adjustments	Transfer to Assets Held for Sale		Other Changes		September 30, 2006
Insurance Services	$83,145	$26,591	$—		$(22,743	)(a)	$86,993
Screening and Authentication Services	301,338	12,170	—		—		313,508
Financial and Professional Services	177,279	(60)	(9,367)		(19,802	)(b)	148,050
Government Services	157,076	—	(9,084)		5,270	(c)	153,262
Marketing Services	199,020	2	(199,022)		—		—

Total	$917,858	$38,703	$(217,473	)(d)	$(37,275)		$701,813

(a)	Goodwill disposed of in connection with the sale of Priority Data discussed in Note 6.
(b)	Goodwill change included in the Company’s $43.7 million impairment charge discussed in Note 5.
(c)	Effect of foreign currency translation on goodwill.
(d)	Approximately $126.5 million of this amount was subsequently written off as part of the Company’s $132.9 million charge included in discontinued operations discussed in Note 6.

As of September 30, 2006 and December 31, 2005, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of September 30, 2006			As of December 31, 2005
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$45,683	$(22,901)	$22,782	$56,782	$(24,809)	$31,973
Purchased data files	15,740	(3,097)	12,643	35,499	(6,250)	29,249
Software	39,994	(13,976)	26,018	31,188	(15,581)	15,607
Non-compete agreements	14,357	(7,447)	6,910	15,007	(6,691)	8,316
Trademarks/trade names	15,878	—	15,878	15,531	—	15,531
Other intangible assets	1,713	(1,116)	597	10,913	(9,306)	1,607

Total	$133,365	$(48,537)	$84,828	$164,920	$(62,637)	$102,283

Other acquisition intangible assets with a net book value of $4.3 million at September 30, 2006 were reclassified to assets of businesses held for sale in connection with discontinued operations discussed in Note 6. Purchased data files with a net book value of $14.1 million are included in other operating charges related to the proposed sale of businesses as discussed in Note 5. Amortization expense associated with these assets classified as held for sale was $1.9 million and $2.4 million during the nine months ended September 30, 2006 and 2005, respectively.

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the nine months ended September 30, 2006 of $14.9 million compared to $14.4 million for the comparable period of 2005. Estimated full-year amortization expense for the next five years excluding intangible assets reclassified to assets held for sale noted above is $20.1 million for 2006, $15.9 million for 2007, $13.4 million for 2008, $10.3 million for 2009 and $6.2 million for 2010.

12. Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buy back program for the repurchase of up to $250 million of Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy-back program by $125 million to a total repurchase of $375 million. On July 25, 2006, the Board of Directors further increased the value of the Company’s buy-back program by $250 million to a total repurchase of $625 million. The Company may repurchase stock under the program from time to time through August 18, 2007.

During the three and nine months ended September 30, 2006, the Company repurchased 6.6 million shares at an average cost, including commissions, of $35.38 per share and 8.8 million shares at an average cost, including commissions, of $37.56 per share respectively. On October 26, 2006, ChoicePoint’s Board of Directors increased the Company’s current stock buy-back program by $100 million to a total of $725 million. Through September 30, 2006, the Company has repurchased a total of 11.8 million shares for $457.3 million under the stock buy-back program. Including the increased authorization, $267.7 million remains available under the repurchase plan.

13. Segment Disclosures

The Company announced its intent to divest ChoicePoint’s direct marketing, forensic DNA, and shareholder services businesses as a result of a company-wide strategic review, as discussed in Note 6. To reflect how the Company is operating under its new strategic focus, the Company revised the segments in which it reports its financial results. The Business Services segment has been divided into two segments: the Screening and Authentication Services segment, and the Financial and Professional Services segment. Historical information in the discussions and tables included herein has been reclassified to conform with the current presentation. ChoicePoint’s continuing operations are focused on four primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services and Government Services which constitute its four reportable segments. See Note 1 for a description of each reportable segment.

In January 2005, ChoicePoint acquired i2 Ltd., with a location in Cambridge, United Kingdom, which generates a significant amount of its revenue from outside of the United States. During the nine months ended September 30, 2006, less than 5% of the Company’s total revenue was generated outside of the United States. No customer represents more than 10% of total revenue. Revenues and operating income for the three months and nine months ended September 30, 2006 and 2005 for the four segments and royalty payments from certain laser technology patents which expired in 2005 (“Royalty”) are presented below.

	Three months ended September 30, 2006		Three months ended September 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$116,118	$60,594	$104,775	$57,906
Screening and Authentication Services	66,832	15,740	63,687	16,415
Financial and Professional Services	28,623	2,432	32,248	5,074
Government Services	35,123	4,859	35,326	6,487
Royalty	—	—	954	506
Corporate and shared (a)	—	(17,291)	—	(20,685)
Stock option expense (b)	—	(3,893)	—	—
Other operating charges (c)	—	(46,054)	—	(4,006)

Totals	$246,696	$16,387	$236,990	$61,697

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$340,742	$181,448	$304,298	$167,392
Screening and Authentication Services	193,632	44,707	180,585	42,083
Financial and Professional Services	88,025	7,956	102,067	21,160
Government Services	98,822	11,544	96,387	14,058
Royalty	—	—	2,277	1,601
Corporate and shared (a)	—	(49,953)	—	(58,590)
Accelerated depreciation (b)	—	(5,463)	—	—
Stock option expense (b)	—	(10,255)	—	—
Other operating charges (c)	—	(54,781)	—	(15,458)

Totals	$721,221	$125,203	$685,614	$172,246

Assets
(In thousands)	September 30, 2006	December 31, 2005
Insurance Services	$278,141	$243,124
Screening and Authentication Services	401,611	382,914
Financial and Professional Services	227,316	294,096
Government Services	239,919	254,368
Marketing Services	—	232,334
Unallocated & Other (d)	96,025	56,140
Assets Held for Sale	132,252	—

Total	$1,375,264	$1,462,976

Depreciation & Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Insurance Services	$4,023	$2,448	$10,093	$7,573
Screening and Authentication Services	3,049	3,071	8,873	9,108
Financial and Professional Services	5,401	4,991	15,882	14,259
Government Services	3,953	4,247	12,058	12,486
Unallocated & Other (d)	2,388	2,598	7,333	7,561
Accelerated Depreciation (b)	—	—	5,463	—

Total	$18,814	$17,355	$59,702	$50,987

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	The Company recorded $3.9 million of additional stock-based compensation expense during the third quarter of 2006 under FAS 123(R). A total of $10.3 million of additional stock-based compensation has been recorded during the nine months ended September 30, 2006 since the adoption of FAS 123(R) on January 1, 2006. The Company also recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006.
(c)	See Note 5 to the Consolidated Financial Statements.
(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Service cost	$13	$14	$40	$42
Interest cost on accumulated benefit obligation	337	421	1,012	1,261
Amortization of net gain	(18)	—	(55)	—
Amortization of prior service cost	(53)	(74)	(159)	(221)

Net periodic postretirement benefit cost	$279	$361	$838	$1,082

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. As of September 30, 2006 and December 31, 2005, the Company has recorded a liability of $20.2 million and $20.8 million, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of evaluating the impact of the adoption of SAB 108 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Statements of Financial Position of the over or under funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans and the accumulated benefit obligation for other postretirement benefit plans. This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax. In addition, SFAS 158 requires that on a prospective basis the actuarial gains and losses and the prior service costs and credits that arise during any reporting period but are not recognized as components of net periodic benefit cost be recognized as a component of other comprehensive income, net of tax, the measurement date of the plans to be the same as the Statements of Financial Position, and disclosure in the notes to the financial statements of certain effects on the net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Guidance relating to the recognition of the over or under funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted. The adoption of SFAS 158 is not expected to have a material effect on the results of operations or financial position of the Company.

16. Commitments and Contingencies

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the Court has not ruled on the pending motion. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The six named plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. Limited discovery was conducted and the Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006. With respect to five of the named plaintiffs, the court dismissed the FCRA claims with prejudice and dismissed the other claims without prejudice. The FCRA and state law claims of one plaintiff remain pending. The Company intends to defend the remaining claims vigorously.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act (“DTPA”), and the three named plaintiffs purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. On July 10, 2006, the U.S. District Court consolidated the Wilson case with the Harrington case. The cases remain separate but are being handled as one case under the same judge. The Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006. The court dismissed with prejudice all claims of one plaintiff, the DPPA and DTPA claims of another plaintiff, and the DTPA claim of the third plaintiff. The FCRA claims of two plaintiffs remain pending. One of the plaintiffs also has a DPPA claim that remains pending. The Company intends to defend the remaining claims vigorously.

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

On July 10, 2006, the Company announced its intent to divest various businesses, including ChoicePoint’s direct marketing, forensic DNA, and shareholder services businesses as a result of a company-wide strategic review. Additionally, on September 29, 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business, to the parent company of AMS Services. For the three and nine month periods ended September 30, 2006, these businesses are presented as discontinued operations. Consequently, the results of these discontinued operations for the three and nine month periods ended September 30, 2006 are reflected in the Company’s Consolidated Statements of Operations (unaudited) as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Consolidated Statements of Cash Flows. The results of the direct marketing, forensic DNA, shareholder services, and comparative rating software solutions businesses in 2005 have been reclassified to conform to the 2006 classification. As a result, and unless specifically stated, all discussions regarding the quarter and nine months ended September 30, 2006 reflect results only from continuing operations.

Results of Operations –2006 vs. 2005 Consolidated Comparisons

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2006	2005	Change	2006	2005	Change
Total revenue	$246,696	$236,990	4%	$721,221	$685,614	5%

Total revenue for the third quarter of 2006 increased 4% over the third quarter of 2005, primarily as a result of continued growth in the Insurance Services and Screening and Authentication Services segments and partially offset by weaker performances in the Financial and Professional Services and Government Services segments and the negative financial impact of the Company’s re-credentialing efforts. See our discussion of revenues in the segment information below. Third quarter consolidated internal revenue, which represents total revenue less incremental revenue from acquisitions, increased 2.7%, from $237.0 million for 2005 to $243.3 million for 2006 (excluding $3.4 million of incremental acquisition revenue in 2006). Total revenue increased 18% in the third quarter of 2005 over the third quarter of 2004 and internal revenue increased 9.3%, from $201.4 million to $220.1 million (excluding incremental acquisition revenue of $16.9 million in 2005).

For the first nine months of 2006, total revenue increased 5% over the same period in 2005 driven by continued growth in the Insurance Services and Screening and Authentication Services segments, offset by weaker performances primarily in our Financial and Professional Services segment. Total revenue increased 20% for the first nine months of 2005 over the first nine months of 2004.

Cost of Revenue

In the third quarter of 2006, cost of revenue was $125.7 million, or 51% of total revenue, as compared to $116.0 million, or 49% of revenue in the same period of 2005. For the nine months ended September 30, 2006 and 2005, cost of revenue was $367.3 million and $340.6 million, respectively, which represents 51% of total revenue for 2006 and 50% of total revenue for 2005. The increase in cost of revenue as a percentage of total revenue is primarily due to the recognition of additional stock option expense as a result of the adoption of FAS 123(R) of approximately $1.1 million in the third quarter of 2006 and $2.8 million in the first nine months of 2006, and $5.5 million of accelerated depreciation expense recorded in the first quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $58.5 million, or 24% of total revenue, in the third quarter of 2006 from $55.3 million, or 23% of total revenue, in the third quarter of 2005. For the first nine months of 2006, selling general and administrative expenses increased to $173.9 million, or 24% of total revenue, from $157.3 million, or 23% of total revenue, for the first nine months of 2005. The increase in selling, general and administrative expenses as a percentage of total revenue is primarily due to the recognition of approximately $2.8 million of additional stock option expense in the third quarter of 2006 and $7.5 million for the first nine months of 2006 as a result of the adoption of FAS 123(R) on January 1, 2006.

Other Operating Charges

As part of its strategic review, in the quarter ended September 30, 2006 the Company recorded other operating charges of $43.7 million ($24.8 million net of taxes) to recognize estimated asset impairments related to the proposed sale of additional smaller non-strategic businesses incremental to those businesses already classified as discontinued operations discussed in Note 6. While the Company had not yet met the criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) for classifying these businesses as discontinued operations at September 30, 2006, current intentions and the receipt of indicative bids for these businesses necessitated the recognition of the charge during the third quarter of 2006. Classification of these businesses as discontinued operations occurred in October 2006. The carrying value of these businesses to be classified as assets held for sale in the fourth quarter of 2006 is approximately $23 million.

The Company recorded other operating charges of $6.0 million ($3.7 million net of taxes) during the first quarter of 2006, $2.7 million ($1.8 million net of taxes) in the second quarter of 2006, and $2.4 million ($1.3 million net of taxes) in the third quarter of 2006 that included on an aggregate basis $8.4 million ($5.2 million net of taxes) of asset impairment, severance and lease abandonment costs primarily related to the centralization of functions and consolidation of certain technology platforms, and $2.7 million ($1.6 million net of taxes) for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s SEC filings.

The Company recorded other operating charges of $5.4 million ($3.3 million net of taxes) in the first quarter of 2005, $6.0 million ($3.8 million net of taxes) in the second quarter of 2005, and $4.0 million ($2.5 million net of taxes) in the third quarter of 2005 representing specific expenses related to the aforementioned fraudulent data access. These expenses included on an aggregate basis, approximately $2.0 million for communications to, and credit reports and credit monitoring for, individuals receiving notice of the fraudulent data access and approximately $13.5 million of legal expenses and other professional fees.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2006	2005	Change	2006	2005	Change
Operating Income	$16,387	$61,697	-73%	$125,203	$172,246	-27%
Operating Income as a percentage of total revenue	6.6%	26.0%		17.4%	25.1%

The Company’s operating income for the third quarter of 2006 was $16.4 million compared to $61.7 million for the same period of 2005. Operating income for the three months ended September 30, 2006, includes the following:

•	$45.1 million ($25.7 million net of taxes) included in other operating charges, for asset impairment and related charges primarily associated with the planned disposal of additional non-strategic businesses incremental to those businesses already classified as discontinued operations;

•	$3.9 million ($3.1 million net of taxes) of stock option expense recorded under FAS 123(R). Approximately $1.1 million of stock option expense is included in cost of revenue. The remaining $2.8 million of stock option expense is included in selling, general and administrative expenses; and

•	$0.9 million ($0.5 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access. These expenses are included in other operating charges, discussed above.

The Company’s operating income for the nine months ended September 30, 2006 was $125.2 million compared to $172.2 million for the same period of 2005. Operating income for the nine months ended September 30, 2006 includes the following:

•	$52.1 million ($30.0 million net of taxes) included in other operating charges, for asset impairment and related charges primarily associated with the planned disposal of additional smaller, non-strategic businesses incremental to those businesses already classified as discontinued operations;

•	$10.3 million of stock option expense recorded under FAS 123(R) of which approximately $2.8 million is included in cost of revenue and the remaining $7.5 million is included in selling, general and administrative expenses; and

•	$2.7 million of other operating charges, discussed above.

Interest Expense

Interest expense was $4.7 million for the third quarter of 2006, an increase from $0.9 million for the third quarter of 2005. For the nine months ended September 30, 2006, interest expense was $9.9 million, an increase from $3.2 million in 2005. For both the three- and nine-month periods, the increase was primarily due to higher average debt outstanding associated with the Company’s share repurchase program and higher interest rates.

Income Taxes

ChoicePoint’s effective tax rate was 24.7% for the quarter ended September 30, 2006, compared to 38.0% for the third quarter ended September 30, 2005. For the nine months ended September 30, 2006, the Company’s effective tax rate was 37.8%, compared to 37.7% for the same period of 2005. Exclusive of the impact of the asset impairment charges recognized by the Company and discussed in Note 5 to the accompanying consolidated financial statements, the Company’s effective tax rate would have been consistent with the approximate 38% rate used in previous periods.

Discontinued Operations

As previously disclosed, ChoicePoint announced plans to divest its Direct Marketing, Bode Labs and Equisearch businesses as a result of its company-wide strategic review. The three businesses slated for divesture are reported as discontinued operations – eliminating the reporting of the Marketing Services segment and removing EquiSearch from the former Business Services segment and Bode from the Government Services segment. Additionally, on September 29, 2006, the Company sold its Priority Data Systems business, a comparative rating software solutions business in the Insurance Services segment, to the parent company of AMS Services. Consequently, the results of these discontinued operations for the three- and nine-month periods ended September 30, 2006 are reflected in the Company’s Consolidated Statements of Operations (unaudited) as discontinued operations. The results of these discontinued operations in 2005 have been reclassified to conform to the 2006 classification. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine-month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Service revenue	$25,182	$30,271	$79,050	$93,803
Reimbursable expenses(a)	4,935	7,480	16,745	20,645

Total revenue	$30,117	$37,751	$95,795	$114,448

Income (loss) from discontinued operations before income taxes	$(131,462)	$3,280	$(126,743)	$12,672
Provision (benefit) for income taxes	50,446	(1,360)	48,243	(5,013)

Income (loss) from discontinued operations, net of tax	$(81,016)	$1,920	$(78,500)	$7,659

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”

During the third quarter of 2006, the Company recorded a non-cash charge of $132.9 million ($81.6 million after tax benefit) in discontinued operations to reduce the carrying value of goodwill and other assets related to these businesses in order to reflect the estimated net proceeds to be realized from selling these three businesses based on indicative bids received to date. Actual proceeds will vary from the estimated net proceeds. This charge also includes $3.1 million net of taxes from the previously announced sale of Priority Data.

At September 30, 2006, the Company has classified certain assets and liabilities associated with the discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Consolidated Balance Sheets in accordance with the guidance in SFAS 144. A total of $132.3 million of assets have been classified as assets of businesses held for sale and $15.8 million of liabilities have been classified as liabilities of businesses held for sale on the September 30, 2006 Consolidated Balance Sheet.

As discussed in Note 5, the Company reclassified additional assets and liabilities to assets and liabilities of businesses held for sale in the fourth quarter of 2006. The carrying value of these businesses classified as assets held for sale on the consolidated balance sheet in the fourth quarter of 2006 is approximately $23 million. The results of operations for these businesses are also classified as discontinued operations in the fourth quarter of 2006.

Segment Information

The following table provides additional details of total revenue and operating income included in the Consolidated Statements of Operations:

	Three months ended September 30, 2006		Three months ended September 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$116,118	$60,594	$104,775	$57,906
Screening and Authentication Services	66,832	15,740	63,687	16,415
Financial and Professional Services	28,623	2,432	32,248	5,074
Government Services	35,123	4,859	35,326	6,487
Royalty	—	—	954	506
Corporate and shared (a)	—	(17,291)	—	(20,685)
Stock option expense (b)	—	(3,893)	—	—
Other operating charges (c)	—	(46,054)	—	(4,006)

Totals	$246,696	$16,387	$236,990	$61,697

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$340,742	$181,448	$304,298	$167,392
Screening and Authentication Services	193,632	44,707	180,585	42,083
Financial and Professional Services	88,025	7,956	102,067	21,160
Government Services	98,822	11,544	96,387	14,058
Royalty	—	—	2,277	1,601
Corporate and shared (a)	—	(49,953)	—	(58,590)
Accelerated depreciation (b)	—	(5,463)	—	—
Stock option expense (b)	—	(10,255)	—	—
Other operating charges (c)	—	(54,781)	—	(15,458)

Totals	$721,221	$125,203	$685,614	$172,246

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	The Company recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. The Company also recorded $3.9 million of additional stock-based compensation expense during the third quarter of 2006 under FAS 123(R). A total of $10.3 million of additional stock-based compensation has been recorded during the nine months ended September 30, 2006 since the adoption of FAS 123(R) on January 1, 2006.
(c)	See Note 5 to the accompanying Consolidated Financial Statements.

In the third quarter of 2006, Insurance Services’ total revenue increased 11% to $116.1 million, compared to $104.8 million in the third quarter of 2005. For the first nine months of 2006, total revenue increased 12% to $340.7 million, compared to $304.3 million for the first nine months of 2005. The increase in total revenue for the three- and nine-month periods was primarily driven by continued strong demand in the core business, sequential improvement in the home insurance market and double digit revenue growth in Insurity and Claims Solutions. In both the third quarter and nine months ended September 30, 2006, Insurity delivered strong revenue growth based on new business, a portion of which was made possible as a result of the acquisition of Steel Card. Internal revenue growth from the third quarter of 2005 to the third quarter of 2006 of 8.2% excludes $2.7 million of incremental acquisition revenue in 2006. Internal revenue growth for the nine months ended September 30, 2006 was 10.3% from the same period of 2005, and excludes $5.0 million of incremental acquisition growth in 2006.

Operating income increased 5% in the Insurance Services group to $60.6 million for the third quarter of 2006, compared to $57.9 million in the third quarter of 2005. Operating margin was 52.2% for the third quarter of 2006, compared to 55.3% in the same period of 2005. The operating margin in the third quarter of 2006 was negatively impacted by the previous acquisition of four businesses and development costs of new products, including the commercial lines initiative.

Screening and Authentication Services’ total revenue growth and internal revenue growth for the third quarter of 2006 and 2005 were 5% and 4%, respectively, with total revenue of $66.8 million and $63.7 million, respectively. The internal revenue growth excludes $0.7 million of incremental acquisition revenue in 2006. This increase was achieved despite a tough hiring environment and the effects of the Company’s re-credentialing efforts as the Company had to terminate the contracts of certain customers that elected to not comply with our enhanced credentialing procedures and requirements. The Company experienced slightly improving trends with its retail customers and signed $12 million in new annual business during the third quarter of 2006. For the nine months ended September 30, 2006, total revenue increased $13.0 million, or 7% to $193.6 million from $180.6 million in 2005. Internal revenue grew 6% during the first nine months of 2006 from the same period of 2005, and excludes $1.4 million of incremental acquisition revenue in 2006.

Operating income for the Screening and Authentication Services group for the third quarter of 2006 was $15.7 million compared to $16.4 million for the same period of 2005, resulting in an operating profit margin of 23.6% for the third quarter of 2006 compared to 25.8% for the same period of 2005. Margins were negatively impacted by changes in product mix and investments in technology, system enhancements and process improvements.

Financial and Professional Services’ total revenue and internal revenue for the third quarter of 2006 each decreased $3.6 million, or 11%, to $28.6 million in 2006 from $32.2 million in 2005. For the first nine months of 2006, total revenue and internal revenue decreased 14%, to $88.0 million in 2006 from $102.1 million in 2005. These results reflect weaker volumes in our real estate-related services, partially offset by improving trends in our automated public records products.

Operating income in the Financial and Professional Services segment was $2.4 million in the third quarter of 2006, a decrease from $5.1 million for the same period of 2005, primarily as a result of the revenue decline discussed above.

Government Services’ total revenue and internal revenue for the third quarter of 2006 each declined 1%, or $0.2 million, to $35.1 million from $35.3 million in the third quarter of 2005. For the nine months ended September 30, total revenue increased 3%, or $2.4 million, to $98.8 million in 2006 from $96.4 million in 2005. Revenues in this segment were positively impacted by continued strong results in the software business, which has grown revenues 18% year to date, offset by continued pricing pressure in our data business, where revenues have fallen 20% year to date. For the nine months ended September 30, 2006, internal revenue increased 1% over the comparable period in 2005, and excludes $1.2 million of incremental acquisition revenue in 2006.

In the Government Services segment, operating income was $4.9 million for the third quarter of 2006, a decrease of $1.6 million from $6.5 million for the comparable period of 2005. Operating profit margin for the third quarter of 2006 was 13.8%, compared to 18.4% in the third quarter of 2005, due primarily to the impact of the aforementioned pricing pressures.

Corporate costs were $17.3 million in the third quarter of 2006, or 7.0% of total revenue, compared to $20.7 million, or 8.7% of total revenue, in the same period of 2005. For the nine months ended September 30, corporate costs were $50.0 million in 2006, or 6.9% of total revenue, compared to $58.6 million, or 8.5% of total revenue in 2005, due primarily to cost containment initiatives and a lower level of incentive compensation expenses.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under credit facilities and other bank borrowings, the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income (loss), working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, share repurchases under its stock buy-back program, scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2006 capital expenditures from continuing operations will be approximately $70-$80 million.

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

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buy-back program for the repurchase of up to $250 million in Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy-back program by $125 million and further increased the value by $250 million on July 25, 2006. On October 26, 2006, ChoicePoint’s Board of Directors increased the Company’s buy-back program by $100 million to a total of $725 million. The Company may repurchase stock under the program from time to time through August 18, 2007. Including the increased authorization, $267.7 million remains available under the repurchase plan first authorized by the Board of Directors in July 2005.

During the third quarter of 2006, the Company repurchased 6.6 million shares of its common stock for a total of $232.9 million at an average cost of $35.38 per share including commissions. During the nine months ended September 30, 2006, the Company repurchased 8.8 million shares for a total of $331.7 million at an average cost of $37.56 per share including commissions. A total of 11.8 million shares have been repurchased for $457.3 million under the Company’s buy-back program since its approval on July 26, 2005.

There were $315.0 million in net borrowings and a $10.0 million letter of credit outstanding under the Company’s $400 million unsecured revolving credit facility (the “Credit Facility”) at September 30, 2006, and $80.0 million in net borrowings at December 31, 2005. In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. Net proceeds from the Receivables Facility were $75.0 million at September 30, 2006 and $50.0 million at December 31, 2005. At September 30, 2006, the Company had an aggregate of approximately $100 million of available capacity under these facilities, which includes $15 million remaining capacity on letters of credit, and $25 million remaining capacity for overnight borrowings.

On October 25, 2006, ChoicePoint entered into a new $600 million (expandable to up to $750 million) five-year unsecured revolving credit agreement (the “New Credit Facility”) with substantially the same lenders that were party to its existing Credit Facility. Amounts available under the New Credit Facility replaced the existing Credit Facility, repaid the $315 million currently outstanding under the Credit Facility, and will fund general corporate borrowing, including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions.

Contractual obligations and the related future payments at September 30, 2006

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$390,000	$75,000	$315,000	$—	$—
Capital lease obligations	41	11	30	—	—
Operating leases and other commitments	88,756	23,730	25,163	19,837	20,026

Total contractual cash obligations	$478,797	$98,741	$340,193	$19,837	$20,026

Interest and tax payments totaling $63.6 million ($62.8 million net of refunds) were made during the nine months ended September 30, 2006.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $80.3 million at September 30, 2006 and the Company would have recorded additional depreciation expense of approximately $0.7 million ($0.4 million after tax) for the three months ended September 30, 2006 and $0.6 million ($0.4 million after tax) for the same period of 2005. For the nine months ended September 30, 2006 and 2005, the Company would have recorded additional depreciation expense of approximately $2.0 million ($1.2 million after tax) and $1.8 million ($1.1 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivatives

Derivative financial instruments at September 30, 2006 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s $25 million and $48 million synthetic leases (collectively, the “Swap Agreements”). At September 30, 2006, the total notional amount under these Swap Agreements was $67 million and they involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.6% and 6.5%. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2006, the aggregate fair value of the outstanding Swap Agreements was an asset of $0.4 million which has been recorded net of taxes in accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the Consolidated Financial Statements).

Summary of Cash Activities

Net cash provided by operating activities of continuing operations was $152.6 million for the nine months ended September 30, 2006, a slight decrease from $154.4 million for the comparable period of 2005. The change in net cash provided by operating activities was driven primarily by the inclusion of $12.2 million of tax benefits associated with stock options in cash flow from operating activities in the first nine months of 2005, a slight increase in the accounts receivable days sales outstanding, timing of payments on accounts payable, timing of tax and legal settlement payments and the incremental cash impact of the fraudulent data access. As now required under FAS 123(R), the tax benefits associated with stock options for the first nine months of 2006 are included in cash flow from financing activities. The Company’s accounts receivable days sales outstanding increased slightly, net of pass-through expenses, by 1 day from 40 as of December 31, 2005, to 41 days as of September 30, 2006.

Net cash used in investing activities of continuing operations for the nine months ended September 30 includes $51.9 million in 2006 and $108.8 million in 2005 for the acquisitions of Elios, ShortStop, USCerts, ePolicy, Inc., Insuratec and Steel Card in 2006, and i2, Magnify, Inc., and certain assets of EzGov, Inc. in 2005 to further capitalize on investment opportunities to build the Company’s business model, to expand its offerings to new markets and to develop new products. Additionally in the third quarter of 2005, the Company made a $10.0 million equity investment in XDimensional Technologies, Inc. Offsetting these investments, proceeds of $18 million from the sale of Priority Data Systems were recognized in the third quarter of 2006.

Net cash used in financing activities was $56.2 million during the nine months ended September 30, 2006 due primarily to $331.8 million in cash payments for repurchase of Company stock as part of its stock buy-back program, offset by net borrowings of $235.0 million under the Credit Facility and $25.0 million under the Receivables Facility. During the comparable period of 2005, the Company provided net cash for financing activities of $7.2 million through borrowings of $120.0 million under the Credit Facility primarily used to fund the acquisition of i2 and the repurchase of $36.8 million of Company stock, offset by repayments on the Credit Facility of $90.0 million and the $9.0 million purchase of stock for the Company’s employee benefit trust.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), which require the Company to make estimates and assumptions that may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Purchase price allocation: Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses external appraisals and/or internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of September 30, 2006, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment charges: SFAS No. 142, “Goodwill and Other Intangible Assets”, requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 11 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its last annual goodwill impairment review as of October 31, 2005. No impairment charge was recorded as a result of this annual test based on estimated discounted future cash flows as compared to the current book value of long-lived assets.

For the other acquisition intangible assets such as purchased software, customer relationships and non-compete agreements and tangible long-lived assets, the Company is required to assess them for impairment whenever indicators of impairment exist in accordance with SFAS No. 144. Management uses measurable operating performance criteria as well as qualitative measures to determine whether an indicator of impairment exists. If an indicator of impairment exists, the Company reviews and reevaluates the assumptions used, which are primarily identified from the Company’s budget and longer-term strategic plan, for assessing the recoverability of its long-lived tangible and intangible assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for property, equipment, data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates such as future undiscounted cash flows. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

The Company recorded other operating charges of $43.7 million ($24.8 million net of taxes) to recognize asset impairments related to continuing operations (see Note 5 to the accompanying consolidated financial statements), and $128.0 million ($78.5 million net of taxes) related to discontinued operations (see Note 6 to the accompanying consolidated financial statements) to reduce the carrying value of goodwill and other assets to reflect the estimated net proceeds which may be realized from selling these businesses.

Software developed for internal use: The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is done on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software costs for the nine months ended September 30 was approximately $12.9 million in 2006 and $12.8 million in 2005.

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

Stock-based compensation: Effective January 1, 2006, the Company adopted FAS No. 123(R)’s fair value method of measurement for all share-based payment transactions with employees using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As a result of adopting FAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income (loss) for the three months ended September 30, 2006, were $3.9 million and $3.1 million lower, respectively, and $10.3 million and $7.9 million lower, respectively, for the nine months ended September 30, 2006 than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25. Basic and diluted earnings per share from continuing operations for the three months ended September 30, 2006 would have been $0.15 and $0.14, respectively, if the company had not adopted FAS No. 123(R), compared to reported basic and diluted earnings per share from continuing operations of $0.11 and $0.11, respectively. As of September 30, 2006, there was approximately $7.8 million in total unrecognized compensation cost related to nonvested stock, $9.9 million related to deferred shares, and $1.1 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.7 years for nonvested stock, 3.6 years for deferred shares, and 1.6 years for share equivalent units. FAS No. 123(R) also required the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows in the amount of $2.3 million for the nine months ended September 30, 2006. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of evaluating the impact of the adoption of SAB 108 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Statements of Financial Position of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plans and the accumulated benefit obligation for other postretirement benefit plans. This effectively requires the recognition of all previously unrecognized actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax. In addition, SFAS 158 requires that on a prospective basis the actuarial gains and losses and the prior service costs and credits that arise during any reporting period but are not recognized as components of net periodic benefit cost be recognized as a component of other comprehensive income, net of tax, the measurement date of the plans to be the same as the Statements of Financial Position, and disclosure in the notes to the financial statements of certain effects on the net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Guidance relating to the recognition of the over- or under-funded status of the plan and additional disclosure requirements is effective for periods ending after December 15, 2006. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008. There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted. The adoption of SFAS 158 is not expected to have a material effect on the results of operations or financial position of the Company.

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of the Company’s ongoing review of fraudulent data access and other events, the impact of the Company’s decision to discontinue certain services, the results of re-credentialing of customer accounts, the results of any litigation or government proceedings, the implementation of plans to divest various businesses resulting from our company-wide strategic review including unanticipated losses realized in connection with any such sales, demand for the Company’s services, product development, maintaining acceptable margins, maintaining the Company’s data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets, privacy matters and any federal or state legislative responses to identity theft concerns, the impact of competition and customer consolidations, ability to continue the Company’s long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of September 30, 2006. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

At September 30, 2006, there were $315.0 million in borrowings outstanding under the Credit Facility and $75.0 million was outstanding under the Receivables Facility. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At September 30, 2006, the Company’s interest rate was 5.8% under the Credit Facility and 5.6% under the Receivables Facility. At September 30, 2006, $80.3 million was outstanding under the Company’s synthetic lease agreements and the Swap Agreements, which reduce the impact of changes in the benchmark interest rate (LIBOR) on its interest expense, had a combined notional amount of $67 million. The Swap Agreements involve the exchange of variable rates for fixed rate payments and effectively fix the Company’s benchmark interest rate on $67 million of debt at approximately 5.4% through August 2007, the expiration of the Swap Agreements.

Based on the Company’s overall interest rate exposure at September 30, 2006, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $3.9 million based on the Company’s current level of borrowing. As noted above, at September 30, 2006, $67.0 million of the $80.3 million outstanding under the synthetic lease agreements was hedged with the Swap Agreements.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented an aggregate of approximately 1% of its consolidated revenues from continuing operations and approximately 9% of consolidated long-lived assets during the third quarter of 2006.

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Consolidated Balance Sheets, and statement of operations items of its foreign subsidiaries at the average rates prevailing during the year. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Consolidated Statements of Operations. The Company has not hedged translational foreign currency exposure.

For the three months ended September 30, 2006, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $0.6 million, and a change in net income (loss) of $0.2 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the Court has not ruled on the pending motion. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The six named plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. Limited discovery was conducted and the Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006. With respect to five of the named plaintiffs, the court dismissed the FCRA claims with prejudice and dismissed the other claims without prejudice. The FCRA and the state law claims of one plaintiff remain pending. The Company intends to defend the remaining claims vigorously.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act (“DTPA”), and the three named plaintiffs purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. On July 10, 2006, the U.S. District Court consolidated the Wilson case with the Harrington case. The cases remain separate but are being handled as one case under the same judge. The Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006. The court dismissed with prejudice all claims of one plaintiff, the DPPA and DTPA claims of another plaintiff, and the DTPA claim of the third plaintiff. The FCRA claims of two plaintiffs remain pending. One of the plaintiffs also has a DPPA claim that remains pending. The Company intends to defend the remaining claims vigorously.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2005, the Company announced that ChoicePoint’s Board of Directors had approved the repurchase of up to $250 million in Company stock. On January 31, 2006, ChoicePoint’s Board of Directors increased the value of the Company’s buy-back program by $125 million and further increased the value by $250 million on July 25, 2006. On October 26, 2006, ChoicePoint’s Board of Directors increased the Company’s current stock buy-back program by $100 million to a total of $725 million. The Company may repurchase stock under the program from time to time through August 18, 2007. The following table sets forth information regarding the repurchase of the Company’s common stock during the quarter ended September 30, 2006 (amounts in thousands except per share amounts):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2006	1,362	$33.45	1,301	$356,988
August 1 through August 31, 2006	4,634	$35.77	4,634	$191,062
September 1 through September 30, 2006	647	$36.12	647	$167,658

Total third quarter	6,643	$35.33	6,582	$167,658	(b)

(a)	Includes approximately 61,000 shares of the Company’s common stock that were repurchased in open market transactions by the trustees of the ChoicePoint Inc. 401(k) Profit Sharing Plan.
(b)	This amount does not include the additional $100 million authorized on October 26, 2006.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.
(Registrant)

November 8, 2006	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and
Chief Executive Officer
(Duly Authorized Officer)

November 8, 2006	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.