Form 10-K
period 2006-12-31
CHOICEPOINT INC
filed 2007-02-28
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006: $3,048,854,287 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 76,566,461 shares of Common Stock, par value $.10 per share, outstanding as of February 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of ChoicePoint Inc.’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.

Portions of ChoicePoint Inc.’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated herein by reference in Parts II and IV.

Forward-Looking Statements

Certain written and oral statements made by or on behalf of the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements.

These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of the Company’s ongoing review of the fraudulent data access and other events, the impact of the Company’s decision to discontinue certain services, the results of the Company’s re-credentialing of customer accounts, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining the Company’s data supply, maintaining secure systems, including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets and privacy matters affecting the Company and any federal or state legislative responses to identity theft concerns, the impact of competition and customer consolidations, ability to continue the Company’s long-term business strategy, including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC and in Item 1A—“Risk Factors”. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

PART I

Item 1.	Business

General

During the past nine years, ChoicePoint Inc. (“ChoicePoint,” “we,” “our,” “us” or “the Company”) has transformed from a predominantly manually-driven and customer-focused asset base into the diversified, technology-driven, data-intensive business it is today. This transformation, coupled with focused execution, has enabled the Company to deliver strong growth in revenue, earnings and cash flows. Given our unique data, analytical and distribution capabilities, ChoicePoint is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while working diligently to protect personal privacy.

During 2006, the Company announced its intent to divest various businesses resulting from its company-wide strategic review. The businesses that the Company intends to divest or have divested are reported as discontinued operations. Additionally, during the third quarter of 2006, the Company disposed of one business, Priority Data Systems. The results of operations and the loss on sale of Priority Data Systems are also reported as discontinued operations. Historical information in the following discussions and tables has been reclassified to conform to the current presentation.

To reflect how the Company is operating under its new strategic focus, the Company revised the segments in which it reports its financial results. ChoicePoint’s continuing operations are focused on five primary markets—Insurance Services, Screening and Authentication Services, Financial and Professional Services, Government Services and Marketing Services.

The Insurance Services group, ChoicePoint’s largest core business, provides data, analytics, software and business information services to property and casualty (“P&C”) personal and commercial insurance carriers. Our information solutions help insurers effectively assess risks in the underwriting process to ensure that their customers receive appropriate policy pricing. In personal lines, our C.L.U.E.® (Comprehensive Loss Underwriting Exchange) database is the industry’s most complete source of historical claims. Other tools include Current Carrier®, which identifies the existence of current or previous insurance, as well as any possible lapses in coverage. Our Insurity business unit provides software, data and analytics to P&C commercial and personal lines carriers to improve risk acceptance and loss mitigation. Insurity offers policy administration, claims administration, compliance management, regulatory reporting, reinsurance, billing, business processing and maintenance service to carriers, brokers, agents and third party administrators.

The Screening and Authentication Services group focuses on employment screenings, tenant screening, vital records and customer enrollment businesses. WorkPlace Solutions background screening products include instant on-line solutions, as well as comprehensive employment and background checks, drug testing, and tenant screening. Many customers utilize ChoicePoint’s National Criminal File, a comprehensive database of criminal files that includes criminal conviction records across all 50 states. Formed in 2006, this segment now offers vendor screening, a one-stop solution that helps organizations manage risk and compliance requirements with third-party vendors. Other businesses in this segment include VitalChek®, an on-line service that enables consumers to order vital records, such as birth certificates, marriage licenses and death certificates over the Internet or telephone using credit cards, a service otherwise not available through most government agencies.

The Financial and Professional Services group provides public information solutions primarily to retail and commercial banking, mortgage lending, and legal industries. Services to these areas help companies with risk management, enhanced due diligence, verification and business credentialing. These services allow companies to better mitigate financial and reputational risk and improve their processes and productivity.

The Government Services group provides information, analytics, mapping and distribution solutions that support the missions of federal, state and local government and international law enforcement agencies. By combining these proven solutions, Government Services is uniquely capable of overcoming information sharing issues that can threaten public safety. Products include a visual platform for geospatial mapping, and the leading global visual investigative analysis software.

The Marketing Services group is a leading provider of direct marketing and database solutions to the insurance and financial services industries. These solutions help businesses acquire and grow customer relationships through the integration of data, data management, analytics and marketing technologies.

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

Strategic Acquisitions, Divestitures and Alliances

The Company’s acquisition strategy is to purchase or partner with organizations that add new data, markets or technology to ChoicePoint’s operations, primarily focused on the Company’s Insurance Services and Screening and Authentication Services businesses.

In January 2006, ChoicePoint acquired Elios, Inc., a leading loss payee notification company for the property and casualty insurance industry.

Effective February 28, 2006, ChoicePoint acquired Short Stop, L.L.C., which maintains the nation’s leading network of drug and health testing clinics.

In June 2006, ChoicePoint acquired the assets of ePolicy, Inc., a provider of comprehensive administration solutions for commercial insurance carriers.

In June 2006, the Company acquired the assets of US Certs, a division of N-Cycles, Inc., which provides technology and data management services to facilitate the remote ordering of certified birth, death, marriage and divorce certificates.

In July 2006, ChoicePoint acquired Insuratec, Inc., a leading provider of lien holder and mortgagee notification services to the property and casualty insurance industry.

In July 2006, ChoicePoint also acquired Steel Card, LLC, a provider of comprehensive, Web-based personal lines software solutions for the property and casualty insurance industry.

In September 2006, ChoicePoint sold Insurity Rating and Analytics Services Inc. (also known as Priority Data Systems), which provides comparative rating software solutions primarily to the independent insurance agency market.

Effective January 31, 2007, the Company sold EquiSearch Services Inc., which provides asset recovery services.

Effective February 9, 2007, ChoicePoint sold the assets comprising the bankruptcy, liens and judgments business.

Products and Customers

As indicated above, the Company operates through five primary service groups: Insurance Services, Screening and Authentication Services, Financial and Professional Services, Government Services and Marketing Services. The Company’s business is not materially seasonal.

ChoicePoint’s customer base includes substantially all domestic insurance companies, many of the nation’s largest employers, non-profit organizations, small businesses, financial institutions, consumers and certain local, state and federal government agencies. The Company has more than 50,000 customers, none of which represented more than 10% of the Company’s total revenue in 2006.

ChoicePoint’s customers include federal, state, and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. See Item 1A—“Risk Factors.” Each of ChoicePoint’s current service groups has the capability to receive orders for and deliver products and services through electronic communications. The Company supplies software to customers that wish to access the Company using private networks.

Historical Revenue by Service Group

The following table reflects the revenue generated by each of ChoicePoint’s five primary service groups, and from the royalty and divested and discontinued product lines, from 2004 through 2006 and the percentage contribution by each group to ChoicePoint’s total revenue for each such year. The royalty revenue was generated from two laser technology patents held by the Company. One of the patents underlying this revenue expired in November 2004 and the other expired in May 2005. For operating income and total assets for each service group at and for the years ended December 31, 2006, 2005 and 2004, please see Note 14 to the Consolidated Financial Statements incorporated by reference into this Form 10-K from ChoicePoint’s 2006 Annual Report to Shareholders (the “Annual Report”). To reflect how ChoicePoint operates under its new strategic focus, in 2007, ChoicePoint revised the segments in which it reports its financial results. The financial information below and in Note 14 to the Consolidated Financial Statements reflects such revision for each of the periods presented.

	December 31, 2006		December 31, 2005		December 31, 2004
	Amount	%	Amount	%	Amount	%
(In thousands)
Insurance Services	$454,458	44%	$402,853	41%	$352,368	42%
Screening and Authentication Services	257,088	25	242,054	25	212,706	25
Financial and Professional Services (1)	105,041	10	117,510	12	113,768	13
Government Services	135,813	13	129,358	13	70,523	8
Marketing Services	79,714	8	91,529	9	93,389	11
Royalty	—	—	2,398	—	4,504	1

Service revenue—continuing operations	1,032,114	100%	985,702	100%	847,258	100%
Reimbursable expenses	22,878		28,056		34,280

Total revenue—continuing operations	1,054,992		1,013,758		881,538
Divested and discontinued	38,183		44,156		37,175

Total revenue—continuing and discontinued operations	$1,093,175		$1,057,914		$918,713

(1)	As announced on March 4, 2005, the Company discontinued the sale of certain services offered by its Financial and Professional Services group.

Insurance Services. ChoicePoint provides underwriting information to P&C insurance companies in the United States. Personal lines P&C insurance services include underwriting and claims information, such as motor vehicle reports, accident report records, the Company’s Comprehensive Loss Underwriting Exchange

(“C.L.U.E.”) and Current Carrier database services, vehicle registration services, credit reports, modeling services, ChoicePointLink® (insurance agent software), and driver’s license information. C.L.U.E. is a proprietary database comprised of claims information contributed by major insurance underwriters (and accessed by those same underwriters) which enables them to underwrite in the auto and home insurance markets. Current Carrier is a proprietary database comprised of information regarding current and previous insurance coverage and possible lapses in auto and property coverage. ChoicePoint’s proprietary ChoicePoint Rules™ system automates customer-specific decision making criteria to provide P&C insurance underwriters with decision management tools that streamline and reduce the cost of the underwriting process. This service group offers information delivery services to its clients using system-to-system and Internet communications. ChoicePoint also provides modeling services to the personal lines P&C market and development of high-end customized application rating and issuance software for commercial customers. The Company also offers customized policy rating, issuance and administration software and related business outsourcing services to the commercial insurance market.

Screening and Authentication Services. In addition to serving the P&C insurance markets, ChoicePoint provides information products and services to many of the nation’s largest employers, non-profit organizations, small businesses and consumers. For instance, the Company provides information and services to customers in a variety of industries for use in the hiring and employee regulatory compliance process, including:

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

Financial and Professional Services. ChoicePoint provides online and on-demand searches and filings of public records, including Uniform Commercial Code searches and filings, regulatory compliance services, searches of partnership and corporation filing records, and criminal record searches to assist consumer finance companies, asset-based lenders, legal and professional service providers and health care service providers in managing potential risk exposure.

ChoicePoint announced on March 4, 2005 that it will discontinue the sale of information services that contain sensitive consumer data, including social security and driver’s license numbers, except when 1) there is a specific consumer-driven transaction or benefit, 2) authentication or fraud prevention tools are provided to large accredited corporate customers with existing consumer relationships or 3) the services support federal, state or local government and criminal justice purposes. These changes had and will continue to have an impact on the scope of services offered to some customers through our Financial and Professional Services group and the availability of information services in certain market segments, particularly small businesses. These changes were made in response to the matters discussed in Item 3 under the caption “Fraudulent Data Access.”

Government Services. The Company also provides enhanced information services to government agencies, such as uncovering ownership of hidden assets, locating individuals and providing leads for criminal and civil investigations, assisting with homeland security initiatives, public filing searches, credential verification, authentication services, visualization and link analysis software, data integration, data visualization and analytics services, DNA identification services and background screenings. A portion of the Company’s business depends on government contracts, which are subject to immediate termination at the election of the government customer, and the termination of these contracts could have a negative impact on the Company’s financial condition and results of operations. Please see Item 1A—“Risk Factors.”

Marketing Services. ChoicePoint also provides direct marketing and database marketing services to many of the nation’s largest employers, insurance companies and financial institutions. Marketing Services offers a full complement of products including data, analytics, teleservices, database and campaign management services, as well as print, Web and fulfillment services.

For additional financial information regarding these service groups, see Note 14 to the Consolidated Financial Statements incorporated by reference into this Form 10-K.

Historical Revenue by Geographical Area

The Company had no revenue from foreign countries, and no long-lived assets in foreign countries during the year ended December 31, 2004. Total revenue from continuing operations and long-lived assets by geographic area for the years ended December 31, 2006 and 2005 are as follows:

	2006		2005
	Revenue	% of Total	Revenue	% of Total
(In thousands)
United States	$1,016,912	96%	$982,957	97%
Foreign	38,080	4%	30,801	3%

Total Revenue	$1,054,992	100%	$1,013,758	100%

	2006		2005
	Long-Lived Assets	% of Total	Long-Lived Assets	% of Total
United States	$938,376	91%	$1,109,950	93%
Foreign	90,197	9%	80,788	7%

Total Long-Lived Assets	$1,028,573	100%	$1,190,738	100%

Competition

The Company operates in a number of geographic and product and service markets, many of which are highly competitive.

In the Insurance Services market, ChoicePoint’s P&C competitors include American Insurance Services Group, a unit of Insurance Services Office, Inc., Trans Union Corporation, Explore Information Services, a unit of US Investigation Services, Inc. (“USIS”), Fair Isaac & Company, Inc., SSPS Inc. and Insurance Information Exchange, L.L.C., a unit of Insurance Services Office, Inc. The Company’s competitors in the commercial insurance market are Computer Sciences Corporation, CGI Group Inc. and Fiserv, Inc.

In the Screening and Authentication Services market, the Company’s competitors in the pre-employment screening and drug testing services market include First Advantage Corporation, Total Information Services, a subsidiary of USIS, Kroll Inc., a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., Automatic Data Processing, Inc., Quest Diagnostics Incorporated, and Laboratory Corporation of America Holdings. For tenant screening services, its competitors are First Advantage Corporation, RealPage, Inc. and Rent Port, Inc.

The Company’s competitors in the vital records market include USBirthCertificate.com, BirthCertificateUSA.com, NationalBirthCertificate.com, Mantech International Corporation, Genesis Systems, Inc. and QS Technologies, Inc. and in the permit services market the primary competitors are Comdata Transportation Services, a division of Ceridian Corporation, and Xero-Fax, Inc.

For Financial and Professional Services, its competitors are the Lexis-Nexis service of Reed Elsevier PLC (“Lexis-Nexis”), First Data Corporation, Acxiom Corporation, The First American Corporation and Merlin Information Services.

In the Government Services market, ChoicePoint’s competitors in the automated public filings market currently include Lexis-Nexis and LocatePLUS Holdings Corporation. For link analysis services, its competitors are Visual Analytics Inc., Knowledge Computing Corporation and Overwatch Systems LLC, for DNA identification services, the Company competes with Orchid Biosciences, Inc., ReliageneTechnologies, Inc. and Myriad Genetics Inc. and for visualization services, the Company primarily competes with other companies’ internally-developed systems.

The Company’s competitors in the Marketing Services market include Acxiom Corporation, Knowledge Base Inc., Harte-Hanks Communications, Inc., Merkle Inc., infoUSA, Inc., and Accudata America.

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

Employees

As of December 31, 2006, ChoicePoint employed approximately 5,250 persons, none of whom were unionized and the majority of whom were employed in the United States. ChoicePoint believes that its relations with its employees are good.

Proprietary Matters

ChoicePoint owns a number of trademarks, service marks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark, service mark or trade name or group of trademarks, service marks or trade names. The current typical duration for federal trademark registrations is ten years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark continues to be used in commerce by the owner of the trademark. Additional trademarks, service marks and trade names used in the Company’s business are registered and maintained in the United States. These include ChoicePoint®, the

ChoicePoint logo, ScreenNow®, Current Carrier, VitalChek, i2®, the i2 logo, Analyst’s Notebook®, AutoTrackXP®, TrueID® and C.L.U.E., each of which are registered trademarks of ChoicePoint Asset Company, a wholly owned subsidiary of the Company.

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

Regulation

Because the Company’s business involves the distribution of certain personal, public and non-public data to businesses and governmental entities that make eligibility, service and marketing decisions based on such data, certain of its products and services are subject to regulation under federal, state and local laws in the United States. Examples of such regulation include the Fair Credit Reporting Act, which regulates the use of consumer report information, the Gramm-Leach-Bliley Act, which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions, the Drivers Privacy Protection Act, which restricts the public disclosure, use and resale of personal information contained in state department of motor vehicle records, the Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare-related businesses, and to a lesser extent, various other federal, state and local laws and regulations.

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

Where You Can Find More Information

ChoicePoint files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials ChoicePoint files with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as ChoicePoint that file electronically with the SEC at http://www.sec.gov. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available (free of charge) on or through its Internet site, located at www.choicepoint.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information on the Company’s Web site is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

You should carefully consider each of the following risk factors and all of the other information in this Annual Report on Form 10-K. These risks are not the only ones facing us. Our business operations could also be impaired by additional risks and uncertainties. If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading price of our common stock and any other securities we may issue in the future could decline significantly.

Risks Related to Our Business

Our business, operations, and reputation could be materially adversely affected by a failure to comply with the Stipulated Final Judgment and Order.

In February 2006, we reached a settlement with the Federal Trade Commission (“FTC”) resolving an FTC investigation into our compliance with federal laws governing consumer information security and related issues, including certain fraudulent data access incidents. The resulting Stipulated Final Judgment and Order for Civil Penalties, Permanent Injunction, and Other Equitable Relief (“Stipulated Order”), required us to pay a $10 million civil penalty and a consumer redress payment of $5 million. The Stipulated Order also requires us to institutionalize a number of information security, verification and credentialing, audit and compliance, reporting and record retention practices. We are also required to obtain every two years for the next 20 years, an assessment from a qualified, independent third-party professional to ensure that our information security program meets the standards of the Stipulated Order. We have implemented certain operational enhancements and are pursuing additional measures designed to comply with the Stipulated Order. Any failure to adequately comply with the Stipulated Order may adversely affect our business, operations and reputation.

Governmental proceedings, litigation and negative publicity surrounding the fraudulent data access may have a negative impact on our future operating results, financial condition and relationships with customers and suppliers.

As described under “Fraudulent Data Access” in Item 3 of this report, on September 27, 2004, we found evidence of suspicious activity by a few of our small business customers in the Los Angeles area. Our review of the Los Angeles and other similar incidents is ongoing. We incurred incremental expenses as a result of the fraudulent access and related events (see Note 12 to the Consolidated Financial Statements in the Annual Report, which is filed as Exhibit 13 to this Form 10-K). We currently estimate that we will incur ongoing legal expenses related to the fraudulent data access of approximately $1 million to $3 million in 2007, exclusive of any potential settlements. In addition, the publicity associated with these events or changes in regulation as discussed in this “Risk Factors” section may materially harm our business and relationships with customers or data suppliers. We are involved in legal proceedings or inquiries that relate to these matters, as described in Item 3—“Legal Proceedings” of this Form 10-K. We are unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on our financial results, financial condition, and liquidity and on the trading price of our common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial resources and executive time are devoted to defend these proceedings.

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

We depend upon third-party information suppliers for information used in our databases. The loss of some data supply sources could have a material adverse effect on our business, financial position and results of operations. We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, and our operations depend upon information derived from a wide variety of automated and manual sources. Data is obtained from public filings, information companies, governmental authorities, competitors, and customers. Agreements with data suppliers are generally short-term agreements. Some suppliers are also competitors, which may make us vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. We have no reason to anticipate the termination of any significant relationships with these data suppliers and believe that in most cases substitute suppliers could be arranged if any termination occurred. However, such a termination could have a material adverse effect on our business, financial position, and results of operations if we were unable to arrange for substitute sources.

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

The information industry in which we operate is highly competitive, and is expected to remain highly competitive. In each of the markets served, we compete on the basis of price, quality, customer service and product and service selection. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain or strengthen our competitive position in our market segments, especially against larger competitors. We may incur additional costs to upgrade systems in order to compete (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, which is filed as Exhibit 13 to this Form 10-K, is incorporated herein by reference). If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

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

The anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill and other intangible assets, any of which could harm our financial condition. Future acquisitions may require us to obtain additional financing, which may not be available on favorable terms or at all.

Our direct marketing products and services are subject to certain risks.

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

Security breaches in our facilities, computer networks, and databases may cause harm to our business and reputation and result in a loss of customers. Despite security measures we have taken, our systems may be vulnerable to physical break-ins, computer viruses, attacks by hackers and similar disruptive problems. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on the networks. In addition, misuse by customers of our information services could cause harm to the business and reputation and result in loss of customers. On September 27, 2004, we found evidence of suspicious activity by a few small business customers in the Los Angeles area. This fraud incident and related matters are discussed under “Fraudulent Data Access” in Item 3 of this Form 10-K. There have been other instances in which subpoenas and other inquiries have been received from law enforcement regarding activities of our customers which sometimes related to potentially improper use of our information services. We are aware of a limited number of past instances that resulted in criminal convictions of certain former customers for activities involving improper use of certain information services. A security or privacy breach may affect us in the following ways:

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

Our revenues depend to a significant extent on conditions in the insurance industry specifically and on the health of the economy generally. If there is a downturn in the insurance industry or the economy generally, it could harm our financial condition and results of operations.

During the year ended December 31, 2006, approximately 44% of our revenue was derived from our Insurance Services business. A downturn in the insurance industry could result in a decline in revenue from this business and have a material adverse effect on our financial condition and results of operations. An additional 25% of our revenue was derived from our Screening and Authentication Services business, the success of which is largely dependent on our customers’ hiring activity. A general economic downturn could result in our customers delaying or decreasing their hiring activity, leading to reduced demand for the products and services offered by our Screening and Authentication Services business. A softening of demand for information services offered by our other businesses caused by a weakening of the economy generally may result in decreased revenues or lower growth rates.

We are subject to significant governmental regulation.

Because personal, public and non-public information is used to search our databases and access the databases of others, we are vulnerable to government regulation and adverse publicity concerning these uses. We provide many types of data and services that already are subject to regulation under the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Driver’s Privacy Protection Act, and to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. In particular, a number of congressional leaders are calling for hearings and proposing legislative responses in light of increasing concerns over identity theft. The following legal and regulatory developments could have a material adverse affect on our business, financial position and results of operations:

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

ChoicePoint’s principal executive offices consist of 206,000 square feet of office space and an adjacent data center consisting of 200,000 square feet, in Alpharetta, Georgia, a suburb of Atlanta. In June, 2006, ChoicePoint leased another building in Alpharetta consisting of 93,950 square feet. As of December 31, 2006, ChoicePoint maintained approximately 52 other offices in the United States, three offices in the United Kingdom and one office in Canada. These offices, all of which are leased, contain a total of approximately 880,000 square feet of space. Through ChoicePoint Precision Marketing LLC, ChoicePoint owns two buildings in Peoria, Illinois representing approximately 145,000 square feet of space. The Company ordinarily leases office space of the general commercial type for conducting its business.

In connection with the acquisition of ePolicy in June 2006, ChoicePoint acquired additional office space in Torrance, California and Wrenthan, Massachusetts representing an aggregate of approximately 20,000 square feet of office space. In connection with the acquisition of Steel Card, LLC in July 2006, ChoicePoint acquired an additional office in Santa Barbara, California representing approximately 4,400 square feet.

Item 3.	Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Driver’s Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the Court has not ruled on the pending motion. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, and the settling parties await the scheduling of a hearing for preliminary approval of the settlement. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas (Taylor v. Acxiom Corporation), on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000 through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. A Motion to Stay Proceedings in the Fresco litigation pending the outcome of the Texas Court’s class certification determination in Taylor was also filed by such plaintiff. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts.

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

ChoicePoint has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In the fourth quarter of 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds. The insurance proceeds were received by the Company in the first quarter of 2006.

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

ChoicePoint received notice from the SEC on May 12, 2005 that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in ChoicePoint stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents.

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California. Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The six named plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. On July 10, 2006, the U.S. District Court consolidated the Harrington case with the Wilson case, described below. The cases remain separate but are being handled as one case under the same judge.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act (“DTPA”), and the three named plaintiffs purport to represent a national class of persons whose consumer credit reports as defined in the FCRA or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the Court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006, with respect to the claims of six of the nine plaintiffs. The Company intends to defend the remaining claims vigorously.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the Consolidated Amended Complaint, which remains pending before the court. On November 21, 2006, the court entered an Order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its Order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007 the defendants filed a petition asking the 11th Circuit Court of Appeals to allow them to appeal on an interlocutory basis. Plaintiff’s response was filed on February 16, 2007. If the 11th Circuit grants defendants’ petition, then the 11th Circuit will set a briefing schedule for defendants’ appeal of the November 21st Order. The district court has administratively closed the case pending the resolution of the interlocutory appeal. As a result, all proceedings in the district court are currently stayed. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which remains pending before the court. The Company intends to defend this lawsuit vigorously.

On June 27, 2005, the Company was served with a shareholder derivative lawsuit. The initial lawsuit was filed in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action was subsequently transferred to Fulton County, and the Superior Court of Fulton County has consolidated both cases into a single action, In re ChoicePoint Inc. Derivative Litigation, 2005-CV-103219. Plaintiffs seek unspecified compensatory and exemplary damages, attorneys’ fees, costs and other relief. On January 12, 2006, the Company moved to dismiss and answered the Consolidated Amended Complaint. The court granted the Company’s motion to dismiss and dismissed the complaint on June 8, 2006. On June 28, 2006, the plaintiffs appealed the dismissal of their Complaint to the Georgia Court of Appeals. Plantiffs’ appeal has been fully briefed and remains pending before the Georgia Court of Appeals.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2006.

Item X.	Executive Officers of the Registrant

Set forth below is certain biographical information with respect to each executive officer of the Company as of February 28, 2007:

Name and Position	Age	Executive Officer Since
Derek V. Smith, Chairman and Chief Executive Officer	52	1997
Douglas C. Curling, President and Chief Operating Officer	52	1997
David T. Lee, Executive Vice President and Chief Business Officer	47	1997
Steven W. Surbaugh, Executive Vice President and Chief Administrative Officer	57	2002
David E. Trine, Chief Financial Officer	46	2000
Carol A. DiBattiste, General Counsel and Chief Privacy Officer	55	2005
Jeffrey J. Glazer, Senior Vice President	58	2005
David W. Davis, Corporate Secretary and Senior Vice President, Government Affairs	54	2003
John M. Mongelli, Corporate Treasurer and Vice President, Investor Relations	43	2005

Derek V. Smith, 52, has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a Director of the Company since May 1997. He served as President of the Company from May 1997 until April 2002.

Douglas C. Curling, 52, has served as President of the Company since April 2002 and as Chief Operating Officer of the Company since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1997 until May 1999.

David T. Lee, 47, has served as Chief Business Officer since October 2005 and as Executive Vice President of the Company since May 1999. He served as Senior Vice President from 1997 until May 1999.

Steven W. Surbaugh, 57, has served as Executive Vice President and Chief Administrative Officer since October 2005. He served as Chief Financial Officer from April 2002 until October 2005. Prior to April 2002, he was a partner with Arthur Andersen LLP for more than five years, where he most recently served as the partner-in-charge of the real estate, financial services and not-for-profit audit practices in the Atlanta, Georgia office.

David E. Trine, 46, has served as Chief Financial Officer since October 2005. He served as Treasurer from 2000 to October 2005 and as Vice President—Corporate Controller from 1999 to October 2005. He served as Vice President—Finance and Accounting of the Company from 1997 until May 1999.

Carol A. DiBattiste, 55, has served as General Counsel and Chief Privacy Officer since September 2006. From April 2005 to September 2006, she served as Chief Credentialing, Compliance and Privacy Officer. Prior to joining ChoicePoint, from 2004 to 2005 she served as the Deputy Administrator for the Transportation Security Administration (“TSA”), Department of Homeland Security, and from 2003 to 2004, she served as the Chief of Staff for the TSA. From 2001 to 2003 Ms. DiBattiste was a partner at the law firm of Holland and Knight LLP and from 1999 to 2001, she served as the Under Secretary of the United States Air Force. Ms. DiBattiste currently serves as a director of Alpha Security Group Corporation and the National Center for Victims of Crime.

Jeffrey J. Glazer, 58, has served as Senior Vice President since April 2005. Prior to his election as Senior Vice President, Mr. Glazer served as Vice President of the Insurance Services group since 1997.

David W. Davis, 54, has served as Corporate Secretary since December 2003 and Senior Vice President, Government Affairs of the Company since June 2006. From December 2003 until June 2006, he served as Vice President, Government Affairs. He served as Staff Director and Policy Director of the Office of the Vice Chair of the Senate Republican Conference from January 2003 to December 2003 and from 2001 to January 2003, he served as Chief of Staff and Legislative Director for the Office of Senator Kay Bailey Hutchison. From 1994 to 2001, Mr. Davis served as Military Legislative Assistant and Deputy Chief of Staff for Senator Hutchison.

John M. Mongelli, 43, has served as Corporate Treasurer since October 2005 and as Vice President, Investor Relations since 2000. Prior to joining ChoicePoint, Mr. Mongelli held a variety of financial leadership positions with The Coca-Cola Company and its affiliates.

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

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “CPS.” Information regarding the high and low sales prices and the number of record holders of the common stock as of the latest practicable date is set forth under the captions “Quarterly Stock Performance” and “Market Information,” respectively, in the Annual Report, which is filed as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. On several occasions during 2006, the Company’s Board of Directors approved increases to the value of the buyback program up to the currently authorized total of $725 million. The Company may repurchase stock under the program from time to time through August 18, 2007.

The following table sets forth information on the Company’s common stock buyback program activity for the quarter ended December 31, 2006 (amounts in thousands except per share amounts):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 through October 31, 2006	326	$35.95	326	$255,922
November 1 through November 30, 2006	689	$36.85	689	230,528
December 1 through December 31, 2006	1,529	$38.17	1,528	172,159

Total fourth quarter	2,544	$37.53	2,543	$172,159

(a)	Includes 928 shares of the Company’s common stock that were repurchased in December 2006 in open market transactions by the trustees of the ChoicePoint Inc. 401(k) Profit Sharing Plan.

Item 6.	Selected Financial Data

The information included under the caption “Financial Highlights” in the Annual Report, a copy of such section is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, a copy of such section is included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2006. The information below should be read in conjunction with Note 6 of the “Notes to Consolidated Financial Statements” of the Annual Report, which notes are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.

On October 25, 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes. At December 31, 2006, there was $315 million outstanding under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The average interest rate based on the terms of the Credit Facility was 5.8% at December 31, 2006. The Credit Facility contains covenants customary for facilities of this type. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The Credit Facility, including the line of credit, expires on October 25, 2011.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. Prior to December 1, 2006, the Receivables Facility permitted the advance of up to $100 million on the sale of accounts receivable. On December 1, 2006, the Receivables Facility was amended to increase the available borrowing capacity to $125 million. Currently, the Receivables Facility is payable in December 2007, but may be extended in one-year terms. Net proceeds from the Receivables Facility was $100.0 million at December 31, 2006. The average interest rate based on the terms of the Receivables Facility was 5.6% at December 31, 2006.

The Company has entered into four interest rate swap agreements (the “Swap Agreements”) to reduce the impact of changes in the benchmark interest rate (“LIBOR”) on its LIBOR-based payments on its synthetic leases, which are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, incorporated by reference in this Form 10-K. One interest rate swap agreement has a notional amount of $25 million and matures in August 2007. The other three interest rate swap agreements have a total notional amount of $42 million, became effective May 2003 and mature in August 2007. These Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates between 4.0% and 6.5%. As of December 31, 2006, $83.5 million was outstanding under the Company’s synthetic lease agreements, of which $67 million of LIBOR-based payments were hedged with the Swap Agreements.

Based on the Company’s overall interest rate exposure at December 31, 2006, a 1% change in interest rates would result in a change in annual pretax interest expense of approximately $4.3 million, based on the Company’s current level of borrowing.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented an aggregate of approximately 4% of its consolidated revenues from continuing operations during the year ended December 31, 2006, and approximately 9% of consolidated long-lived assets at December 31, 2006.

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Consolidated Balance Sheets. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Consolidated Statements of Income. The Company has not hedged translational foreign currency exposure.

For the year ended December 31, 2006, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $3.2 million, and a change in net income (loss) of $0.7 million.

Item 8.	Financial Statements and Supplementary Data

The information included under the captions “Report of Independent Registered Public Accounting Firm,” “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements” in the Annual Report, a copy of which sections are included in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On December 1, 2006, the Company entered into Amendment No. 7 to a Loan Agreement, dated as of December 1, 2006, among ChoicePoint Financial Inc., as Borrower, the Company, as Performance Guarantor, several of the Company’s wholly owned subsidiaries as Originators, Three Pillars Funding LLC, as Lender, and SunTrust Capital Markets, Inc., as Administrator (the “Loan Agreement”). The amendment increased the “Facility Limit”, as that term is defined in the Loan Agreement, from $100 million to $125 million.

On February 27, 2007, the Company entered into an employment agreement with David E. Trine, the Company’s Chief Financial Officer. The employment agreement provides for an annual base salary of $285,000; an annual performance bonus based upon the operations and performance results of ChoicePoint; participation in ChoicePoint’s employee and executive benefit plans; and certain perquisites. The employment agreement provides for a term through April 25, 2009 and may be terminated by either ChoicePoint or by Mr. Trine prior to the expiration of the term. The employment agreement provides that in the event of Mr. Trine’s Termination Without Cause or a Constructive Termination, as those terms are defined in Mr. Trine’s employment agreement, Mr. Trine would be entitled to severance pay equal to 52 weeks’ base salary and bonus calculated based on Mr. Trine’s achieving his target for the year in which termination occurs, applied to his actual, prorated base salary for said year. If during the term, there is a Change in Control, as defined in Mr. Trine’s employment agreement, and within 12 months of such Change in Control, Mr. Trine’s employment is terminated pursuant to a Termination Without Cause or a Constructive Termination, Mr. Trine would be entitled to 78 weeks’ base salary and bonus calculated based on Mr. Trine’s achieving his target for the year in which termination occurs, applied to his annualized base salary for said year.

On February 27, 2007, the Company and Douglas C. Curling, the Company’s President and Chief Operating Officer and a member of the Company’s Board of Directors, entered into an amendment to Mr. Curling’s existing employment agreement with the Company. Such amendment provides, among other things, that termination of Mr. Curling’s employment with the Company as a result of Mr. Curling’s failure to be elected to the Board of Directors will constitute grounds for a “Constructive Termination”, as defined in Mr. Curling’s employment agreement.

In addition, on February 27, 2007, the Company and Steven W. Surbaugh, the Company’s Executive Vice President and Chief Administrative Officer, entered into an amendment to Mr. Surbaugh’s existing employment agreement with the Company. Such amendment provides, among other things, that the term of Mr. Surbaugh’s employment agreement will be extended an additional two years, until April 25, 2009. Such amendment also revises the Change in Control Term, as that term is defined in Mr. Surbaugh’s employment agreement, from seven years to five years.

On February 27, 2007, the Company and David T. Lee, the Company’s Executive Vice President and Chief Business Officer, entered into an amendment to Mr. Lee’s existing employment agreement with the Company. Such amendment provides, among other things, that the term of Mr. Lee’s employment agreement will be extended an additional two years, until April 25, 2009.

On February 27, 2007, the Company and Carol A. DiBattiste, the Company’s General Counsel and Chief Privacy Officer, amended Ms. DiBattiste’s existing employment agreement to revise her duties and responsibilities in light of her election as General Counsel in September 2006.

On February 28, 2007, as a result of the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), the Company approved amendments to:

•	The ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Plan”);

•	The ChoicePoint Inc. 2003 Omnibus Incentive Plan (the “2003 Plan”); and

•	The ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan”).

SFAS 123(R) may require an earnings charge in the event an anti-dilution adjustment is made under an incentive plan in connection with an equity restructuring, such as a stock split, if such adjustment is discretionary. Accordingly, the 2006 Plan, 2003 Plan and 1997 Plan were amended to require mandatory anti-dilution adjustments in the event of a stock dividend or stock split. The Board’s Management Compensation and Benefits Committee remains the discretion to make adjustments in the event of possible other transactions or events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to Directors of the Company is included in the sections entitled “Proposal No. 1—Election of ChoicePoint Directors,” “Other Matters—ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees—Audit Committee” of the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company’s executive officers is set forth in Part I of this Form 10-K. ChoicePoint has adopted a Code of Ethics for Senior Financial Officers and Business Unit Leaders that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other senior officers. A copy of the ChoicePoint Inc. Code of Conduct, Code of Ethics for Senior Financial Officers and Business Unit Leaders, the Corporate Governance Guidelines and charters for the Audit Committee, Management Compensation and Benefits Committee and Corporate Governance and Nominating Committee may be found on the Company’s Web site at www.choicepoint.com. Copies will be furnished without charge upon written request to the Company at the following address: Attn: Corporate Secretary, ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, GA 30005. If the Company makes any amendments to the Code of Ethics for Senior Financial Officers and Business Unit Leaders other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and other senior officers, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its Web site or in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item is included in the sections entitled “Compensation Discussion and Analysis”, “ChoicePoint Executive Compensation”, “Director Compensation”, “Compensation Discussion and Analysis—Employment Agreements and Executive Severance Benefits,” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the heading “Management Compensation and Benefits Committee Report” in our 2007 Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the sections entitled “ChoicePoint Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the sections entitled “Other Matters—Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” of the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is included in the section entitled “Audit Fees and Other Fees” of the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Index to exhibits, financial statements and schedules.

(1) The Consolidated Financial Statements, Notes to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for ChoicePoint Inc. and subsidiaries dated February 27, 2007 are included in Exhibit 13 to this Form 10-K and are incorporated herein by reference.

(2) Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts is included as a schedule herein.

Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

Exhibit Number		Description
3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	—	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

4.1	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)

10.1	—	Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.2	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.3	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 23, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.4	—	Form of Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.5	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.6	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 23, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.7	—	Amendment No. 3 to the Form of Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 27, 2007*

Exhibit Number		Description
10.8	—	Form of Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.9	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and David T. Lee dated as of February 27, 2007*

10.10	—	Form of Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.11	—	Amendment No. 1 to the Form of Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of February 27, 2007*

10.12	—	Employment Agreement between the Company and Carol A. DiBattiste dated as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2005)*

10.13	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of February 27, 2007*

10.14	—	Form of Employment Agreement between the Company and David E. Trine dated as of February 27, 2007*

10.15	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.16	—	Second Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.17	—	Third Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan*

10.18	—	Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.19	—	First Amendment to the Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan*

10.20	—	Forms of Stock Option Agreements under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.21	—	Forms of Restricted Stock Grant Agreements under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.22	—	Form of Share Equivalent Unit Agreement for Non-Employee Directors under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.23	—	Form of Deferred Shares Agreement for Employees and Officers under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.24	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

Exhibit Number		Description
10.25	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)*

10.26	—	ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement filed March 27, 2006)*

10.27	—	Second Amendment to ChoicePoint Inc. 2006 Omnibus Incentive Plan*

10.28	—	Forms of Stock Option Agreements under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.29	—	Forms of Restricted Stock Agreements under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.30	—	Form of Share Equivalent Unit Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.31	—	Form of Deferred Shares Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.32	—	ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by Reference to Appendix A to the Company’s definitive proxy statement filed March 19, 2004)*

10.33	—	First Amendment to the ChoicePoint Inc. Amended and Restated Deferred Compensation Plan*

10.34	—	ChoicePoint Inc. Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.35	—	Employee Benefits Agreement, dated as of July 31, 1997, Between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.36	—	Form of Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2006)*

10.37	—	Revolving Credit Agreement dated as of October 25, 2006, among the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, SunTrust Bank as Syndication Agent and a lender, and certain other lenders

10.38	—	Lease Agreement dated December 8, 2006, between the Company, as lessee, and BNP Paribas Leasing Corporation (“BNPPLC”), as lessor, for the Company’s headquarters facility

10.39	—	Purchase Agreement dated December 8, 2006, between the Company and BNPPLC, for the Company’s headquarters facility

10.40	—	Lease Agreement dated December 8, 2006, between the Company, as lessee, and BNPPLC, as lessor, for the Company’s data center facility

10.41	—	Purchase Agreement dated December 8, 2006, between the Company and BNPPLC, for the Company’s data center facility

Exhibit Number		Description
10.42	—	Loan Agreement, dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, ChoicePoint Inc., as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.43	—	Amendment No. 1 to the Loan Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.44	—	Amendment No. 2 to the Loan Agreement (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.45	—	Amendment No. 3 to the Loan Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.46	—	Amendment No. 4 to the Loan Agreement dated as of June 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.47	—	Amendment No. 5 to the Loan Agreement dated as of June 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.48	—	Amendment No. 6 to the Loan Agreement dated as of June 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.49	—	Omnibus Amendment (Amendment No. 7 to the Loan Agreement) dated as of December 1, 2006

10.50	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other Subsidiary of ChoicePoint Inc. that hereafter becomes a Party hereto, as Originators, and ChoicePoint Capital Inc, as Buyer (the “Receivables Sale and Contribution Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.51	—	Amendment No. 1 to Receivables Sale and Contribution Agreement, dated as of January 31, 2003 (“Receivables Sale and Contribution Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.52	—	Omnibus Amendment (Amendment No. 3 to Receivables Sale and Contribution Agreement), dated as of December 1, 2006 (incorporated by reference to Exhibit 10.49 above)

10.53	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (“Receivables Sale Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.54	—	Omnibus Amendment (Amendment No. 1 to Receivables Sale Agreement) dated as of December 1, 2006, (incorporated by reference to Exhibit 10.49 above)

13	—	The inside front cover, pages 20 – 66 and the inside back cover of the Company’s 2006 Annual Report to Shareholders

21	—	Subsidiaries of the Company

23	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

Exhibit Number		Description

31.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	—	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on February 26, 2007.

CHOICEPOINT INC.

By:	/s/ DEREK V. SMITH
Derek V. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEREK V. SMITH Derek V. Smith	Chairman and Chief Executive Officer and Director	February 26, 2007

/s/ DAVID E. TRINE David E. Trine	Chief Financial Officer	February 27, 2007

/s/ DOUGLAS C. CURLING Douglas C. Curling	President, Chief Operating Officer and Director	February 26, 2007

/s/ E. RENAE CONLEY E. Renae Conley	Director	February 24, 2007

/s/ DR. JOHN J. HAMRE Dr. John J. Hamre	Director	February 26, 2007

/s/ KENNETH G. LANGONE Kenneth G. Langone	Director	February 27, 2007

/s/ JOHN B. MCCOY John B. McCoy	Director	February 26, 2007

/s/ TERRENCE MURRAY Terrence Murray	Director	February 27, 2007

/s/ RAY M. ROBINSON Ray M. Robinson	Director	February 26, 2007

/s/ CHARLES I. STORY Charles I. Story	Director	February 26, 2007

/s/ M. ANNE SZOSTAK M. Anne Szostak	Director	February 27, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
Year ended December 31, 2006
Allowance for Doubtful Accounts	$5,749	$3,278	$—		$(2,543	)(1)	$6,484
Restructuring Reserves	838	839	—		(1,040)		637
Valuation Allowance on Deferred Tax Asset	8,147	—	—		(518)		7,629

Year ended December 31, 2005
Allowance for Doubtful Accounts	$5,128	$2,681	$—		$(2,060)		$5,749
Restructuring Reserves	4,499	—	—		(3,661)		838
Valuation Allowance on Deferred Tax Asset	—	8,147	—		—		8,147

Year ended December 31, 2004
Allowance for Doubtful Accounts	$5,450	$2,589	$—		$(2,911)		$5,128
Restructuring Reserves	8,489	138	1,826	(2)	(5,954)		4,499

(1)	Includes $506 of allowance transferred to Assets of businesses held for sale.
(2)	Represents allowances established in connection with acquisitions net of amounts charged to goodwill.