Form 10-Q
period 2007-03-31
CHOICEPOINT INC
filed 2007-05-09
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.10 par value per share	76,045,131

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Service revenue	$262,819	$253,383
Reimbursable expenses	4,859	6,726

Total revenue	267,678	260,109

Costs and expenses:
Cost of revenue	140,848	135,096
Reimbursable expenses	4,859	6,726
Selling, general and administrative	62,470	58,468
Other operating charges (Note 5)	1,303	5,987

Total costs and expenses	209,480	206,277

Operating income	58,198	53,832
Interest expense	6,316	2,205

Income from continuing operations before income taxes	51,882	51,627
Provision for income taxes	19,715	20,550

Income from continuing operations	32,167	31,077
Loss from discontinued operations, net of taxes (Note 6)	(1,245)	(468)

Net income	$30,922	$30,609

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.43	$0.36
Loss from discontinued operations	(0.02)	(0.01)

Net income	$0.41	$0.36

Diluted:
Income from continuing operations	$0.42	$0.35
Loss from discontinued operations	(0.02)	(0.01)

Net income	$0.40	$0.34

Weighted average shares – basic	75,467	85,984
Dilutive effect of stock options	1,895	2,820

Weighted average shares – diluted	77,362	88,804

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$39,242	$26,612
Accounts receivable, net of allowance for doubtful accounts of $6,995 in 2007 and $6,484 in 2006	239,767	222,856
Deferred tax assets	332	—
Other current assets	37,286	36,538
Assets of businesses held for sale (Note 6)	—	31,513

Total current assets	316,627	317,519
Property and equipment, net	65,009	68,167
Goodwill	800,465	798,463
Other acquisition intangible assets, net	76,307	81,930
Deferred tax assets	10,485	8,560
Other assets, net	75,866	71,453

Total assets	$1,344,759	$1,346,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$110,011	$100,011
Accounts payable	68,428	60,913
Accrued salaries and bonuses	18,622	24,811
Income taxes payable	11,892	5,833
Deferred income taxes	130	391
Other current liabilities	117,539	114,807
Liabilities of businesses held for sale (Note 6)	—	3,231

Total current liabilities	326,622	309,997
Long-term debt, less current maturities	350,025	315,028
Postretirement benefit obligations	20,493	20,818
Deferred tax liabilities	945	1,050
Other long-term liabilities	32,265	32,212

Total liabilities	730,350	679,105

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; shares issued - 92,790 in 2007 and 91,778 in 2006	9,279	9,178
Paid-in capital	514,275	500,859
Retained earnings (Note 4)	765,255	735,312
Accumulated other comprehensive income, net	4,573	4,601
Treasury stock, at cost, 18,203 shares in 2007 and 15,731 shares in 2006	(678,973)	(582,963)

Total shareholders’ equity	614,409	666,987

Total liabilities and shareholders’ equity	$1,344,759	$1,346,092

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Balance, December 31, 2006		$9,178	$500,859	$735,312	$4,601	$(582,963)	$666,987
Cumulative effect of adoption of FIN 48		—	—	(979)	—	—	(979)

Adjusted Balance, December 31, 2006		9,178	500,859	734,333	4,601	(582,963)	666,008
Net income	$30,922	—	—	30,922	—	—	30,922
Change in fair value of derivatives, net of deferred taxes of $138	(208)	—	—	—	(208)	—	(208)
Change in cumulative foreign currency translation adjustment	180	—	—	—	180	—	180

Comprehensive income	$30,894

Restricted and other stock plans, net		15	2,673	—	—	(375)	2,313
Common stock repurchased		—	—	—	—	(90,083)	(90,083)
Redemption of stock-based awards (Note 8)			(13,222)			(552)	(13,774)
Stock purchased for employee benefit trust		—	—	—	—	(5,000)	(5,000)
Proceeds from stock options exercised		86	6,998	—	—	—	7,084
Stock option expense		—	3,349	—	—	—	3,349
Tax benefit of stock options exercised		—	13,618	—	—	—	13,618

Balance, March 31, 2007		$9,279	$514,275	$765,255	$4,573	$(678,973)	$614,409

The accompanying notes are an integral part of this consolidated financial statement.

CHOICEPOINT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$30,922	$30,609
Loss from discontinued operations, net of taxes	1,245	468

Income from continuing operations	32,167	31,077
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	17,941	23,131
Non-cash components of other operating charges	—	3,940
Compensation expense recognized under stock-based compensation plans	5,662	5,097
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(16,900)	(32,337)
Other current assets	(218)	12,512
Deferred income taxes	(380)	457
Estimated income taxes	3,753	11,146
Current liabilities, excluding debt and income taxes	714	(19,507)
Other long-term liabilities, excluding debt	(768)	(215)

Net cash provided by operating activities - continuing operations	41,971	35,301
Net cash (used in) provided by operating activities - discontinued operations	(2,437)	3,886
Cash flows from investing activities:
Proceeds from the disposition of discontinued operations	27,864	—
Acquisitions, net of cash acquired	(207)	(20,502)
Additions to property and equipment	(4,140)	(5,536)
Additions to other assets	(7,407)	(9,443)

Net cash provided by (used in) investing activities - continuing operations	16,110	(35,481)
Net cash used in investing activities - discontinued operations	(136)	(2,693)
Cash flows from financing activities:
Borrowings under Credit Facility	55,000	40,000
Payments on Credit Facility	(20,000)	(15,000)
Borrowings under Receivables Facility	25,000	50,000
Payments on Receivables Facility	(15,000)	—
Other debt, net	(3)	(15)
Settlement of derivatives	233	—
Repurchase of common stock	(90,083)	(98,838)
Redemption of stock-based awards (Note 8)	(13,774)	(147)
Purchase of stock held by employee benefit trust, net	(5,000)	—
Tax benefit of stock options exercised	13,618	1,252
Proceeds from exercise of stock options	7,084	8,826

Net cash used in financing activities - continuing operations	(42,925)	(13,922)

Effect of foreign currency exchange rates on cash and cash equivalents	47	71

Net increase (decrease) in cash and cash equivalents	12,630	(12,838)
Cash and cash equivalents, beginning of period	26,612	21,337

Cash and cash equivalents, end of period	$39,242	$8,499

The accompanying notes are an integral part of these consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.	Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. The Company provides businesses, government agencies and non-profit organizations with technology, software, information and marketing services, all intended to help manage economic and physical risks, as well as identify business opportunities.

During 2006, the Company announced its intent to divest various businesses, including its forensic DNA business (“Bode”), shareholder services businesses (“EquiSearch”), and the businesses that collect bankruptcy, lien and judgment (“BLJ”) records and provide them on a wholesale, bulk basis. Additionally, in September 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business. See Note 6 for additional discussion of these businesses. These businesses are presented as discontinued operations consistent with the Company’s decision to sell these businesses. Historical information in the following discussions and tables has been reclassified to conform to the current presentation.

ChoicePoint’s continuing operations are focused on five primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services, Government Services, and Marketing Services.

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

The Government Services group provides information, analytics, mapping and distribution solutions that support the missions of federal, state and local government and international law enforcement agencies. By combining these proven solutions, Government Services is capable of overcoming information sharing issues that can threaten public safety. Products include a visual platform for geospatial mapping and the leading global visual investigative analysis software.

The Marketing Services group is a leading provider of direct marketing and database solutions to the insurance and financial services industries. These solutions help businesses acquire and grow customer relationships through the integration of data, data management, analytics and marketing technologies.

2.	Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The adjustments have been of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K for the year ended December 31, 2006. The current period’s results are not necessarily indicative of results to be expected for a full year.

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

The net assets of the Company’s foreign operations, which are located primarily in the United Kingdom, are translated into U.S. dollars using current exchange rates and the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the period. The resulting translation adjustment, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative foreign currency translation adjustment in accumulated other comprehensive income, net. The functional currency of the Company’s foreign operations is the local currency of those operations.

4.	Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $46.8 million as of March 31, 2007 and $45.5 million as of December 31, 2006. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our major business lines and for multiple-element arrangements:

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

Marketing Services

Revenues in our teleservices, print and data fulfillment services are recognized when projects are completed and delivered (typically within one month) in accordance with contractual terms. Certain database management services in our Marketing Services segment represent hosting arrangements. The contracts for these services are in essence a periodic service agreement to provide database services to a specific customer. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”

Software Services

Certain software revenues are generated primarily by transactions that include multiple-element arrangements encompassing licensing software systems (consisting of software and maintenance support) and providing professional services. ChoicePoint allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for maintenance and support services, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements. If the fair value of any undelivered element included in bundled software and service arrangements cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Government Contracts

Certain of the Company’s government contracts may have cancellation or pricing provisions or renewal clauses that are required by law, such as those dependent upon fiscal funding outside of a governmental unit’s control, so that the contract can be cancelled if deemed in the taxpayers’ best interest and the contract may be subject to limitations under statutes. ChoicePoint considers multiple factors, including the history with the customer in similar transactions, the “essential use” of the service and the planning, budgeting and approval processes undertaken by the governmental entity. If the Company determines that the likelihood of non-acceptance in these arrangements is remote, revenue is recognized once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity.

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended March 31, pass-through expense was $214.7 million in 2007 and 207.9 million in 2006.

Reimbursable Expenses

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months ended March 31 totaled $4.9 million in 2007 and $6.7 million in 2006 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Operations (unaudited).

Income Taxes

ChoicePoint’s effective tax rate for continuing operations was 38.0% for the quarter ended March 31, 2007, compared to 39.8% for the quarter ended March 31, 2006. The lower effective tax rate in the first quarter of 2007 is primarily due to a reduction in deferred state tax rates as a result of changes in the corporate structure of certain subsidiaries. At March 31, 2007, accrued income taxes increased to $11.9 million from $5.8 million at December 31, 2006, due to the tax provision for the three months ended March 31, 2007 and the timing of tax payments.

ChoicePoint and its subsidiaries file a consolidated federal income tax return in the U.S. federal jurisdiction, and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004 and state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company has a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the three months ended March 31, 2007, the Company recorded an additional $0.1 million in income tax expense for interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.1 million, which includes interest and penalties of $1.9 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended March 31, 2008.

5.	Other Operating Charges

Other operating charges include the following:

	Three Months ended March 31,
(in thousands)	2007	2006
Asset impairments	$—	$3,940
Lease abandonment and severance	736	1,265
Fraudulent data access related expense	567	782

Total other operating charges	$1,303	$5,987

The Company recorded other operating charges of $1.3 million ($0.8 million net of taxes) during the first quarter of 2007, that included $0.7 million ($0.5 million net of taxes) of severance and lease abandonment costs, primarily related to the consolidation of facilities, and $0.6 million ($0.4 million net of taxes) for third party legal expenses related to the previously disclosed fraudulent data access.

The Company recorded other operating charges of $6.0 million ($3.8 million net of taxes) during the first quarter of 2006 that included $5.2 million ($3.3 million net of taxes) of asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms, and $0.8 million ($0.5 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access.

As of March 31, 2007, $8.7 million was accrued for obligations related to the above charges incurred to date that includes $6.6 million for legal and other fees associated with the fraudulent data access, and $2.1 million related to severance and lease abandonment costs.

6.	Discontinued Operations

During the first quarter of 2007, as part of its previously announced plan to divest certain non-strategic or under-performing assets, the Company completed the sale of its Bode business, BLJ businesses as well as substantially all of its Equisearch businesses for total net proceeds of $27.9 million. The Company expects working capital settlements related to these sales to be finalized by the end of 2007.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
(In thousands)	2007	2006
Total revenue	$3,844	$9,761

Loss from discontinued operations	$(1,627)	$(779)
Loss on sale of discontinued operations	(381)	—
Income tax benefit	763	311

Loss from discontinued operations, net of tax	$(1,245)	$(468)

7.	Debt and Other Financing

In the fourth quarter of 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes. At March 31, 2007, there was $350 million outstanding under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. At March 31, 2007, the interest rate on the Credit Facility was 5.7%. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At March 31, 2007 there were no borrowings outstanding under the line of credit, and approximately $10.0 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The Credit Facility contains covenants customary for facilities of this type. Such covenants include limitations, in certain circumstances, on the ability of the Company and its subsidiaries to (i) effect a change of control of the Company, (ii) incur certain types of liens, and (iii) transfer or sell assets. The Credit Facility also requires compliance with financial covenants, including (i) maximum funded debt to EBITDA and (ii) minimum interest coverage.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million on the sale of accounts receivable. Currently, the Receivables Facility is payable in December 2007, but may be extended in one-year terms. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $110.0 million at March 31, 2007, and $100.0 million at December 31, 2006. At March 31, 2007, the interest rate on the Receivables Facility was 5.6%.

During the second quarter of 2006, the Company entered into a $12.5 million synthetic lease agreement for a new property. Under this synthetic lease agreement, a third-party lessor purchased the property and paid for the build-out of the property completed in December 2006. The $12.5 million synthetic lease expires in 2012. On December 8, 2006, the Company entered into a $25.2 million synthetic lease agreement for our headquarters building and a $46.2 million synthetic lease agreement for our data center facility. The new lease agreements expire in 2012, at which time we have the following operations for each lease: renew the lease for an additional five years, purchase the building for the original cost or sell the property ourselves (remarket). If the Company elects to remarket the properties, ChoicePoint must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at March 31, 2007 and the Company would have recorded additional depreciation expense of approximately $0.8 million ($0.5 million after tax) for the three months ended March 31, 2007 and $0.7 million ($0.4 million after tax) for the same period of 2006.

Derivative financial instruments at March 31, 2007 consisted of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At March 31, 2007, the total notional amount under these Swap Agreements was $283.9 million. Of the total notional amount of the Swap Agreements are individual agreements for $12.5 million, $25.2 million and $46.2 million related to the synthetic lease agreements that became effective March 2007 and mature in January 2012. The final swap agreement for $200.0 million is related to the Credit Facility, became effective March 2007 and matures in October 2011. All of the Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheets (unaudited) as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. As of March 31, 2007, the aggregate fair value of the outstanding Swap Agreements was a liability of $0.2 million which has been recorded net of taxes in accumulated other comprehensive income in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

During the first quarter of 2007, the Company de-designated and terminated its swap agreements with a combined notional amount of $67 million that existed at December 31, 2006, replacing them with the Swap Agreements. The interest rate swaps were being used to hedge the variability in expected future interest payments on $67 million of the Company’s LIBOR –based payments under its synthetic leases. The termination resulted in a net cash receipt of $0.2 million from the swap’s counterparties.

At March 31, 2007, the Company had an aggregate of approximately $255 million of available capacity under the above facilities. Scheduled maturities of long-term debt subsequent to March 31, 2007 are as follows: $110.0 million in 2007 and $350.0 million in 2011.

8.	Earnings Per Share and Stock-Based Compensation

Earnings Per Share – The Company has computed basic and diluted earnings per share using the treasury stock method. For the three months ended March 31, 2007 and 2006, outstanding options to purchase approximately 3.4 million and 1.4 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive.

Stock Options – On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Omnibus Plan”). Under the 2006 Omnibus Plan, up to 1,500,000 shares of the Company’s common stock may be issued pursuant to awards granted thereunder, with limitations on specific kinds of awards that may be issued or transferred, or in payment of dividend equivalents paid with respect to such awards. A variety of discretionary awards for officers, directors and full-time employees of ChoicePoint, and others who render significant services are authorized under the 2006 Omnibus Plan, including incentive and non-qualified stock options, restricted shares, deferred shares, share equivalent units, tandem appreciation rights and/or free-standing appreciation rights, performance shares and performance units. The vesting of such awards may be conditioned upon either a specified period of service or the attainment of certain performance goals as determined by the Management Compensation and Benefits Committee of the Company’s Board of Directors. Option exercise prices are set at the closing price of ChoicePoint’s common stock on the New York Stock Exchange on the date of grant, and option terms do not exceed seven years. In May 2007, the shareholders of the Company approved an amendment to the 2006 Omnibus Plan to increase the number of shares available for grant from 1,500,000 shares to 2,700,000 shares.

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

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. The Company adopted SFAS 123(R) using the modified prospective application, which applies to all grants after the effective date and to any unvested portion of grants issued prior to the effective date or implementation date. The Company uses an actuarial binomial model to value its stock option grants. The related compensation cost is expensed over the vesting period using the straight-line method for awards with cliff vesting or using the accelerated attribution method for awards with graded vesting.

The fair value of stock options granted in 2006 and 2007 was determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The term assumption was primarily based on the seven year contractual term of the options and historical data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level was based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The periodic expense was then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures was primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest.

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of SFAS 123(R). As of March 31, 2007, there was approximately $14.5 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of March 31, 2007 and changes during the three months then ended is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	11,546	$31.51
Granted	13	38.76
Canceled/forfeited	(196)	43.24
Exercised	(1,514)	12.60

Outstanding, March 31, 2007	9,849	$34.19	5.0	$59,676
Exercisable, March 31, 2007	5,610	$27.98	3.3	$57,667

The aggregate intrinsic value of options exercised during the quarter ended March 31 was $37.5 million in 2007 and $5.6 million in 2006.

Other Stock-Based Awards - On a periodic basis, certain key officers, employees, and directors of the Company are granted restricted shares under the above plans. During the three months ended March 31, 2007, 147,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. During the same period of 2006, 19,850 shares were awarded with a weighted average market value per share of $45.02. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. No deferred shares were granted under the above plans during the first quarter of 2007 or 2006. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. Additionally, certain key employees may be granted share equivalent units under the above plans. During the three months ended March 31, 2007, the Company granted 6,000 share equivalent units at market value at the date of grant of $39.04. No share equivalent units were granted during the first quarter of 2006. The market value of the restricted shares, deferred shares and share equivalent units is being charged to expense over the vesting periods through April 2010. The pre-tax compensation cost charged against income for these awards for the three months ended March 31 was $2.1 million in 2007 and $1.6 million in 2006.

Additionally, on a periodic basis, certain key officers are granted phantom shares under the ChoicePoint Inc. Deferred Compensation Plan. During the three months ended March 31, 2007, 117,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. The market value of the phantom shares is being charged to expense over the vesting periods through February 2010. The pre-tax compensation cost charged against income for these awards for the three months ended March 31, 2007 was $0.2 million. No phantom shares were granted during the first quarter of 2006.

A summary of the status of the Company’s restricted shares, deferred shares, phantom shares and share equivalent units as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2006	778,196	$41.88
Granted	270,000	39.04
Vested	(35,000)	38.50
Forfeited	(8,300)	45.14

Balance at March 31, 2007	1,004,896	$41.21

The fair value of shares vested during the quarter ended March 31 was $1.4 million in 2007 and $0.9 million in 2006.

As of March 31, 2007, there was approximately $11.0 million in total unrecognized compensation cost related to restricted shares, $8.5 million related to deferred shares, $4.4 million related to phantom shares, and $1.9 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.9 years for restricted shares, 3.1 years for deferred shares, 2.9 years for phantom shares, and 1.5 years for share equivalent units.

During the three months ended March 31, the Company recognized stock-based compensation expense of $5.6 million ($4.1 million net of taxes) in 2007 and $5.1 million ($3.7 million net of taxes) in 2006. For the first quarter of 2007, approximately $1.0 million of stock-based compensation expense was included in cost of revenue with the remaining $4.6 million of stock-based compensation expense included in selling, general and administrative expenses. These amounts include total stock option expense of $3.3 million ($2.7 million net of taxes) and expense for other stock based awards of $2.3 million ($1.4 million net of taxes). Approximately $1.0 million of stock-based compensation expense in the first quarter of 2006 is included in cost of revenue with the remaining $4.1 million included in selling, general and administrative expenses.

Under ChoicePoint’s stock incentive plans, employees may surrender stock based awards or shares to the Company in payment of minimum tax obligations due upon the exercise of options or upon the vesting of grants of other stock based awards. During the three months ended March 31, 2007 employees surrendered 341,224 options upon the exercise of stock options in payment of such minimum tax obligations. No options were surrendered during the three months ended March 31, 2006. Additionally, during the three months ended March 31, 2007 and 2006, employees surrendered 14,291 and 3,317 shares, respectively, to the Company upon the vesting of restricted shares in payment of such minimum tax obligations. The value of the awards was based on the market price on the date of surrender for an aggregate value of $13.8 million, or $38.75 per share, for the three months ended March 31, 2007 and $0.1 million, or $44.33 per share, for the three months ended March 31, 2006.

9.	Comprehensive Income

Comprehensive income and its components are presented in the Consolidated Statements of Shareholders’ Equity (unaudited). Total comprehensive income for the three months ended March 31, was as follows:

(In thousands)	2007	2006
Net income	$30,922	$30,609
Change in fair value of cash flow hedges, net of deferred taxes	(208)	257
Change in cumulative foreign currency translation adjustment	180	890

Comprehensive income	$30,894	$31,756

Accumulated other comprehensive income consists of the following:

(In thousands)	March 31, 2007	December 31, 2006
Cumulative foreign currency translation adjustment	$1,107	$927
Cash flow hedges	4	212
Other	79	79
Adoption of SFAS No. 158	3,383	3,383

Total	$4,573	$4,601

10.	Goodwill and Intangible Assets

A summary of the change in goodwill during the three months ended March 31, 2007, is as follows:

(In thousands)	December 31, 2006	Adjustments		Other Changes		March 31, 2007
Insurance Services	$87,181	$1,884	(a)	$—		$89,065
Screening and Authentication Services	313,434	—		—		313,434
Financial and Professional Services	142,014	—		—		142,014
Government Services	156,212	—		(118	)(b)	156,330
Marketing Services	99,622	—		—		99,622

Total	$798,463	$1,884		$(118)		$800,465

(a)	Of this amount, $1.3 million represents adjustments to the purchase price allocations of ePolicy and Steel Card, both of which were acquired in 2006. The remaining amount relates to final working capital adjustments associated with the acquisitions of Elios (also acquired in 2006) and Steel Card.

(b)	Effect of foreign currency translation on goodwill.

As of March 31, 2007 and December 31, 2006, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of March 31, 2007			As of December 31, 2006
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$54,578	$(33,848)	$20,730	$54,571	$(32,124)	$22,447
Purchased data files	16,320	(4,292)	12,028	16,320	(3,995)	12,325
Software	45,800	(24,225)	21,575	47,103	(22,513)	24,590
Non-compete agreements	14,207	(9,009)	5,198	14,207	(8,481)	5,726
Trademarks/trade names	16,083	—	16,083	16,076	—	16,076
Other intangible assets	9,713	(9,020)	693	9,713	(8,947)	766

Total	$156,701	$(80,394)	$76,307	$157,990	$(76,060)	$81,930

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the three months ended March 31, 2007 of $4.3 million, compared to $4.6 million for the comparable period of 2006. Estimated full-year amortization expense for the next five years is $17.1 million for 2007, $14.4 million for 2008, $12.6 million for 2009, $6.0 million for 2010 and $3.3 million for 2011.

11.	Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, ChoicePoint’s Board of Directors approved increases to the value of the Company’s buyback program up to the currently authorized total of $725 million. The Company may repurchase stock under the program from time to time through August 18, 2007.

During the three months ended March 31, 2007, the Company repurchased 2.3 million shares at an average cost of $38.80 per share. The Company has repurchased a total of 16.6 million shares for $642.9 million under the stock buyback program, leaving $82.1 million available for repurchase in the program as of March 31, 2007.

12.	Segment Disclosures

ChoicePoint’s continuing operations are focused on five primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services, Government Services and Marketing Services, which constitute its five reportable segments. See Note 1 for a description of each reportable segment. In January 2005, ChoicePoint acquired i2 Limited, with a location in Cambridge, United Kingdom, which generates a significant amount of its revenue from outside of the United States. During the three months ended March 31, 2007, less than 5% of the Company’s total revenue was generated outside of the United States. No customer represents more than 10% of total revenue. Revenues and operating income for the three months ending March 31, 2007 and 2006 for the five segments are presented below.

	Three months ended March 31, 2007		Three months ended March 31, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$125,282	$65,179	$112,326	$60,815
Screening and Authentication Services	61,438	10,067	61,845	14,238
Financial and Professional Services	26,272	3,050	25,962	2,451
Government Services	32,627	2,235	31,375	3,834
Marketing Services
Service revenue	17,200	1,197	21,875	4,002
Reimbursable expenses	4,859	—	6,726	—

Total Marketing Services	22,059	1,197	28,601	4,002
Corporate and shared (a)	—	(16,585)	—	(14,941)
Stock-based compensation (b)	—	(5,642)	—	(5,117)
Other expenses: (c) Accelerated depreciation	—	—	—	(5,463)
Other operating charges	—	(1,303)	—	(5,987)

Totals	$267,678	$58,198	$260,109	$53,832

Assets

(In thousands)	March 31, 2007	December 31, 2006
Insurance Services	$293,035	$274,029
Screening and Authentication Services	372,303	368,732
Financial and Professional Services	225,407	223,783
Government Services	237,571	239,537
Marketing Services	136,505	137,079
Unallocated & Other (d)	79,937	71,419
Assets Held for Sale	—	31,513

Total	$1,344,759	$1,346,092

Depreciation & Amortization

	Three Months Ended March 31,
(In thousands)	2007	2006
Insurance Services	$4,154	$2,998
Screening and Authentication Services	3,730	3,106
Financial and Professional Services	2,965	3,282
Government Services	3,409	4,166
Marketing Services	1,340	1,608
Unallocated & Other (d)	2,343	2,508
Accelerated Depreciation (c)	—	5,463

Total	$17,941	$23,131

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(b)	Stock-based compensation includes the following components:

	Three months ended March 31,
	2007	2006
Stock option expense	$3,349	$3,537
Restricted stock expense	2,293	1,580

Total	$5,642	$5,117

See Note 8 for a more complete description of stock-based compensation.

(c)	The Company recorded accelerated depreciation expense as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. See Note 5 for a description of other operating charges.

(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

13.	Employee Benefits

As a result of its spinoff from Equifax Inc. in 1997, the Company agreed to provide certain retiree health care and life insurance benefits for a defined group of eligible employees. No additional members have been added to this group since the spinoff. Health care and life insurance benefits are provided through a trust. These postretirement benefit plans are unfunded; however, the Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of each employee, net of the estimated amount of participant contributions. The following table presents the components of the net periodic benefit costs related to these plans.

	Three Months Ended March 31,
(In thousands)	2007	2006
Service cost	$13	$13
Interest cost on accumulated benefit obligation	316	337
Amortization of net gain	(60)	(18)
Amortization of prior service cost	(29)	(53)

Net periodic postretirement benefit expense	$240	$279

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. As of March 31, 2007 and December 31, 2006, the Company has recorded a liability of $22.3 million and $22.0 million, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets (unaudited).

14.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Statements of Financial Position of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the accumulated benefit obligation for other postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements effective for the years ending after December 15, 2008. This provision will not have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

15.	Commitments and Contingencies

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the court has not ruled on the pending motion. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, and the settling parties await the scheduling of a hearing for preliminary approval of the settlement. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

Fraudulent Data Access

ChoicePoint’s response to the fraudulent data access and other similar incidents described in the Company’s previous public filings is ongoing.

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

ChoicePoint has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds.

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

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California, Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The six named plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. On July 10, 2006, the U.S. District Court consolidated the Harrington case with the Wilson case, described below. The cases remain separate but are being handled as one case under the same judge.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act, and the three named plaintiffs purport to represent a national class of persons whose consumer reports, as defined in the FCRA, or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006, with respect to the claims of six of the nine plaintiffs. The Company is in settlement negotiations relating to the remaining claims.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the Consolidated Amended Complaint, which remains pending before the court. On November 21, 2006, the court entered an Order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its Order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the 11th Circuit Court of Appeals to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendant’s petition was denied. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a Motion for Reconsideration, which remains pending before the court. The Company intends to defend this lawsuit vigorously.

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

Introduction

For more than nine years, ChoicePoint Inc. (“ChoicePoint,” “we,” “our,” “us” or “the Company”) has transformed from a predominantly manually-driven and customer-focused asset base into the diversified, technology-driven, data-intensive business it is today. This transformation, coupled with focused execution, has enabled the Company to deliver strong growth in revenue, earnings and cash flows. Given our unique data, analytical and distribution capabilities, ChoicePoint is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while working diligently to protect personal privacy. For more information, visit the Company’s Web site at www.choicepoint.com.

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

During 2006, the Company announced its intent to divest various businesses, including its forensic DNA (“Bode”), shareholder services businesses (“EquiSearch”), and the businesses that collect bankruptcy, lien and judgment (“BLJ”) records and provide them on a wholesale, bulk basis. Additionally, in September 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business. See Note 6 for additional discussion of these businesses. These businesses are presented as discontinued operations consistent with the Company’s decision to sell these businesses. Historical information in the following discussions and tables has been reclassified to conform to the current presentation. As a result, and unless specifically stated, all discussions regarding the quarters ended March 31, 2007 and 2006 reflect results only from continuing operations.

During the first quarter of 2007, we completed the sales of Bode, BLJ, and substantially all of EquiSearch for total net proceeds of $27.9 million, which were consistent with prior estimates. We expect working capital settlements related to these sales to be finalized by the end of 2007.

Results of Operations –2007 vs. 2006 Consolidated Comparisons

Revenue

	Three Months Ended March 31,
(In thousands)	2007	2006	Change
Total revenue	$267,678	$260,109	3%
Reimbursable expenses per EITF 01-14	4,859	6,726

Service revenue	$262,819	$253,383	4%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under Emerging Issues Task Force Issue No. 01-14 (see Note 4 to the Consolidated Financial Statements).

Total revenue for the first quarter of 2007 increased 3%, or $7.6 million, to $267.7 million compared to the first quarter of 2006, primarily as a result of continued growth in the Insurance Services and Government Services segments, offset by weaker performance in the Marketing Services segment. See our discussion of revenues in the segment information below. First quarter consolidated internal revenue, which represents total revenue less incremental revenue from acquisitions, increased 2.0%, from $253.4 million for 2006 to $258.4 million for 2007 (excluding $4.5 million of incremental acquisition revenue in 2007).

Cost of Revenue

In the first quarter of 2007, cost of revenue was $140.8 million, or 53% of total revenue, as compared to $135.1 million, or 52% of revenue in the same period of 2006. The increase in cost of revenue as a percentage of total revenue is primarily due to decreased revenue in the Marketing Services segment related to the decline in the sub-prime mortgage market, and decreased revenue in the WorkPlace Solutions businesses in our Screening and Authentication Services segment. Accelerated depreciation expense of $5.5 million recorded in the first quarter of 2006 increased cost of revenue as a percentage of total revenue by approximately 210 basis points in the first quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $62.5 million, or 23% of total revenue, in the first quarter of 2007 from $58.5 million, or 22% of total revenue, in the first quarter of 2006. The increase in selling, general and administrative expenses as a percentage of total revenue is primarily due to the level of compensation costs recognized combined with increased selling costs our Screening and Authentication Services segment.

Other Operating Charges

Other operating charges include the following:

	Three Months ended March 31,
(in thousands)	2007	2006
Asset impairments	$—	$3,940
Lease abandonment and severance	736	1,265
Fraudulent data access related expense	567	782

Total other operating charges	$1,303	$5,987

The Company recorded other operating charges of $1.3 million ($0.8 million net of taxes) during the first quarter of 2007, that included $0.7 million ($0.5 million net of taxes) of severance and lease abandonment costs primarily related to the consolidation of facilities, and $0.6 million ($0.4 million net of taxes) for third party legal expenses related to the previously disclosed fraudulent data access.

The Company recorded other operating charges of $6.0 million ($3.8 million net of taxes) during the first quarter of 2006 that included $5.2 million ($3.3 million net of taxes) of asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms, and $0.8 million ($0.5 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access.

Operating Income

	Three Months Ended March 31,
(In thousands)	2007	2006	Change
Operating Income	$58,198	$53,832	8%
Operating Income as a percentage of service revenue	22.1%	21.2%
Operating Income as a percentage of total revenue	21.7%	20.7%

The Company’s operating income for the first quarter of 2007 was $58.2 million compared to $53.8 million for the same period of 2006. Operating income for the three months ended March 31, 2007 includes other operating charges of $1.3 million ($0.8 million net of taxes) that includes $0.7 million ($0.5 million net of taxes) of severance and lease abandonment costs primarily related to the consolidation of facilities, and $0.6 million ($0.4 million net of taxes) for third party legal expenses related to the previously disclosed fraudulent data access.

During the first quarter of 2006, the Company recorded other operating charges of $6.0 million ($3.8 million net of taxes) that included $5.2 million ($3.3 million net of taxes) of asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms, and $0.8 million ($0.5 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access. Additionally, during the first quarter of 2006, the Company recorded $5.5 million ($3.4 million net of taxes) of accelerated depreciation expense, included in cost of sales in connection with the consolidation of certain technology platforms.

Interest Expense, Net

Interest expense, net was $6.3 million for the first quarter of 2007, an increase from $2.2 million for the first quarter of 2006 due to higher average debt outstanding primarily associated with additional borrowings to fund the Company’s share repurchase program and higher interest rates.

Income Taxes

ChoicePoint’s effective tax rate was 38.0% for the quarter ended March 31, 2007, compared to 39.8% for the quarter ended March 31, 2006. The lower effective tax rate for the first quarter of 2007 is primarily due to a reduction in deferred state tax rates as a result of changes in the corporate structure of certain subsidiaries. Despite the lower effective tax rate in the first quarter of 2007, we continue to expect the overall effective tax rate for 2007 to be approximately 39%.

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company has a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the three months ended March 31, 2007, the Company recorded an additional $0.1 million in income tax expense for interest and penalties. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.1 million, which includes interest and penalties of $1.9 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended March 31, 2008.

Discontinued Operations

During the first quarter of 2007, as part of its previously announced plan to divest certain non-strategic or under-performing assets, the Company completed the sale of the Bode and BLJ businesses as well as substantially all of EquiSearch for total net proceeds of $27.9 million. The Company expects working capital settlements related to these sales to be finalized by the end of 2007. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,
(In thousands)	2007	2006
Total revenue	$3,844	$9,761

Loss from discontinued operations	$(1,627)	$(779)
Loss on sale of discontinued operations	(381)	—
Income tax benefit	763	311

Loss from discontinued operations, net of tax	$(1,245)	$(468)

Segment Information

The following table provides additional details of total revenue and operating income included in the Consolidated Statements of Operations (unaudited):

	Three months ended March 31, 2007		Three months ended March 31, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$125,282	$65,179	$112,326	$60,815
Screening and Authentication Services	61,438	10,067	61,845	14,238
Financial and Professional Services	26,272	3,050	25,962	2,451
Government Services	32,627	2,235	31,375	3,834
Marketing Services
Service revenue	17,200	1,197	21,875	4,002
Reimbursable expenses	4,859	—	6,726	—

Total Marketing Services	22,059	1,197	28,601	4,002
Corporate and shared (a)	—	(16,585)	—	(14,941)
Stock-based compensation (b)	—	(5,642)	—	(5,117)
Other expenses: (c)
Accelerated depreciation	—	—	—	(5,463)
Other operating charges	—	(1,303)	—	(5,987)

Totals	$267,678	$58,198	$260,109	$53,832

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.

(b)	Stock-based compensation includes the following components:

	Three months ended March 31,
	2007	2006
Stock option expense	$3,349	$3,537
Restricted stock expense	2,293	1,580

Total	$5,642	$5,117

See Note 8 to the Consolidated Financial statements for a more complete description of stock-based compensation.

(c)	The Company recorded accelerated depreciation expense as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. See Note 5 to the Consolidated Financial Statements for a description of other operating charges.

In the first quarter of 2007, Insurance Services’ total revenue increased 11.5% to $125.3 million, compared to $112.3 million in the first quarter of 2006. The increase in total revenue for the three-month period was primarily driven by continued solid demand for our auto products, improvement in the home insurance market and double digit revenue growth in Insurity and Claims Solutions. Internal revenue growth from the first quarter of 2006 to the first quarter of 2007 of 8.0% excludes $4.0 million of incremental acquisition revenue in 2007. Internal revenue growth for the first quarter of 2007 was led by double-digit internal revenue growth in our software and claims and fraud analytics businesses. Solid growth in our data services business, including an improvement in revenue in the home insurance market, also contributed to this growth.

Operating income increased 7% in the Insurance Services group to $65.2 million for the first quarter of 2007, compared to $60.8 million in the first quarter of 2006. Operating profit margin was 52.0% for the first quarter of 2007, compared to 54.1% in the same period of 2006. The operating margin in the first quarter of 2007 was impacted by increasing software sales in our product mix.

Screening and Authentication Services’ total revenue and internal revenue remained essentially flat at $61.4 million in the first quarter of 2007, compared to $61.8 million in the first quarter of 2006. The internal revenue decline of 1.4% excludes $0.5 million of incremental acquisition revenue in 2007. Double-digit internal revenue growth from our vital records, Bridger and MARI businesses was offset by negative internal revenue growth in our WorkPlace Solutions business due primarily to reduced hiring levels.

Operating income for Screening and Authentication Services for the first quarter of 2007 was $10.1 million, compared to $14.2 million for the same period of 2006, resulting in an operating profit margin of 16.4% for the first quarter of 2007 compared to 23.0% for the same period of 2006. This decrease is primarily due to the revenue decrease discussed above and increased selling and depreciation costs as we invested in additional middle market sellers and system enhancements to improve operating efficiency.

Financial and Professional Services’ total revenue and internal revenue was essentially flat at $26.3 million for the first quarter of 2007 compared to $26.0 million in the first quarter of 2006. These results reflect growth in newer retail products, and banking and financial customers, offset by slightly lower revenues in our mortgage-related Charles Jones business, a supplier of New Jersey title and property lien searches.

Operating income in the Financial and Professional Services segment was $3.1 million in the first quarter of 2007, compared with $2.5 million for the same period of 2006. Operating profit margin increased to 11.6% from 9.4% in the first quarter of 2006, primarily as a result of an increase in data revenue and the realizations of certain benefits of consolidating technology platforms in 2006.

Government Services’ total revenue and internal revenue for the first quarter of 2007 increased 4% to $32.6 million in the first quarter of 2007, compared to $31.4 million in the first quarter of 2006. Revenue in this segment was positively impacted by continued strong results in our software business and new product offerings, offset by negative growth in our data business due to reduced demand.

In the Government Services segment, operating income was $2.2 million for the first quarter of 2007, a decrease from $3.8 million for the comparable period of 2006. Operating profit margin in Government Services for the first quarter of 2007 was 6.9%, compared to 12.2% in 2006, due primarily to the impact of declining data revenue, which generally has a higher margin than the software business.

Marketing Services’ total first quarter revenue (which includes all of the Company’s revenue from reimbursable expenses) declined 23 percent to $22.1 million in 2007 from $28.6 million in 2006. Marketing Services’ service revenue for the first quarter of 2007 was $17.2 million compared to $21.9 million in 2006 due to significant reductions in spending in the sub-prime mortgage market, partially offset by increases in our insurance and retail banking verticals.

Operating income in Marketing Services was $1.2 million for the first quarter of 2007 compared with $4.0 million for the same period of 2006. First quarter 2007 operating profit margin (excluding reimbursable expenses), was 7.0% (5.4% of total revenue) compared to 18.3% in 2006 (14.0% of total revenue), a decrease resulting from the revenue decline discussed above and accruals for exposures relating to certain of our sub-prime mortgage customers.

Corporate and shared expenses totaled $16.6 million for the first quarter of 2007, or 6.3% of total service revenue, compared to $14.9 million, or 5.9% of total service revenue in the first quarter of 2006. We expect corporate and shared expenses to be 7%—8% of service revenue for the full year 2007.

Stock-based compensation expense of $5.6 million ($4.1 million net of taxes) was recorded during the first quarter of 2007. Approximately $1.0 million of stock-based compensation expense in the first quarter of 2007 is included in cost of revenue with the remaining $4.6 million included in selling, general and administrative expenses. These amounts include restricted stock expense of $2.3 million ($1.4 million net of taxes), and stock option expense of $3.3 million ($2.7 million net of taxes). During the first quarter of 2006, the Company recorded $5.1 million ($3.7 million net of taxes) of stock-based compensation expense, which includes restricted stock expense of $1.6 million ($1.0 million net of taxes) and stock option expense of $3.5 million ($2.7 million net of taxes). Approximately $1.0 million of stock-based compensation expense in the first quarter of 2006 is included in cost of revenue with the remaining $4.1 million included in selling, general and administrative expenses.

Cash Flow and Liquidity Review

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the Credit Facility and Receivables Facility (see Note 7 to the Consolidated Financial Statements), the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, share repurchases under its stock buyback program (see Note 7 to the Consolidated Financial Statements), scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2007 capital expenditures for continuing operations will be approximately $55-$65 million. Any material variance of the Company’s operating results could require the Company to obtain additional equity or debt financing. In addition, investments in business, products, or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available to us on favorable terms.

The Company uses cash generated to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock as discussed below. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future. The Company may desire to obtain additional long-term financing for other strategic reasons. We anticipate no significant difficulty in obtaining long-term financing based on favorable experiences in the debt market in the recent past and the Company’s consistent high level of cash flow. ChoicePoint may also utilize an existing line of credit for overnight borrowings; however, no such borrowings were outstanding at March 31, 2007.

On October 25, 2006, ChoicePoint entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions. The Credit Facility, including the line of credit, expires October 25, 2011. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At March 31, 2007, there was $350.0 million outstanding under the Credit Facility and no borrowings under the line of credit. In addition, approximately $10.0 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. At March 31, 2007, the interest rate on the Credit Facility was 5.7%.

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million, as amended in December 2006. Currently the Receivables Facility is payable in December 2007, but may be extended in one-year terms. The Company believes the Receivables Facility provides a low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $110.0 million at March 31, 2007 and $100.0 million at December 31, 2006. At March 31, 2007, the interest rate on the Receivables Facility was 5.6%.

At March 31, 2007, the Company had an aggregate of approximately $255 million of available capacity under the above-referenced facilities. Scheduled maturities of long-term debt subsequent to March 31, 2007 are as follows: $110.0 million in 2007 and $350.0 million in 2011.

Interest and tax payments totaling $8.9 million were made during the three months ended March 31, 2007.

Off-Balance Sheet Items

During the second quarter of 2006, the Company entered into a $12.5 million synthetic lease agreement for a new property. Under this synthetic lease agreement, a third-party lessor purchased the property and paid for the build-out of the property completed in December 2006. The $12.5 million synthetic lease expires in 2012. On December 8, 2006, the Company entered into a $25.2 million synthetic lease agreement for our headquarters building and a $46.2 million synthetic lease agreement for our data center facility. These agreements replaced the existing agreements that were due to expire in 2007 and 2008. The new lease agreements expire in 2012, at which time we have the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or sell the property ourselves (remarket). If the Company elects to remarket the properties, it must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at March 31, 2007 and the Company would have recorded additional depreciation expense of approximately $0.8 million ($0.5 million after tax) for the three months ended March 31, 2007 and $0.7 million ($0.4 million after tax) for the same period of 2006.

Derivatives

Derivative financial instruments at March 31, 2007 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At March 31, 2007, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Swap Agreements which relate to the Company’s synthetic leases mature in January 2012, and the Swap Agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2007, the aggregate fair value of the outstanding Swap Agreements was a liability of $0.2 million which has been recorded net of taxes in accumulated other comprehensive income in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 7 to the Consolidated Financial Statements).

During the first quarter of 2007, the Company de-designated and terminated its swap agreements with a combined notional amount of $67 million that existed at December 31, 2006, replacing them with the Swap Agreements discussed above. The interest rate swaps were being used to hedge the variability in expected future interest payments on $67 million of the Company’s LIBOR –based payments under its synthetic leases. The termination of the swap agreements was not material to the Company’s results of operations or cash flows.

Summary of Cash Activities

Net cash provided by operating activities of continuing operations increased $6.7 million to $42.0 million for the three months ended March 31, 2007 from $35.3 million for the first quarter of 2006. The increase in net cash provided by operating activities was driven primarily by improved working capital management and the timing of income tax payments.

Net cash provided by investing activities of continuing operations for the three months ended March 31, 2007 was $16.1 million and included $27.9 million net proceeds for the sale of our businesses as part of our previously-announced plan to divest certain non-strategic assets, offset by $11.5 million in capital expenditures. The Company did not invest in any new businesses in the first quarter of 2007. Net cash used by investing activities of $35.5 million in 2006 included $20.5 million for the acquisitions of Elios and Short Stop and higher capital expenditures of $15.0 million.

Net cash used in financing activities was $42.9 million during the three months ended March 31, 2007 due primarily to $90.1 million in cash payments for repurchase of Company stock as part of its stock buyback program and $5.0 million in purchases of Company stock for the Company’s employee benefit trust, offset by net borrowings of $35.0 million under the Credit Facility and $10.0 million under the Receivables Facility. During the comparable period of 2006, the Company used net cash in financing activities of $13.9 million that included net borrowings of $25.0 million under the Company’s previous credit facility and $50.0 million under the Receivables Facility, primarily used to fund the acquisitions of Elios and Short Stop and the repurchase of $98.8 million of Company stock. At March 31, 2007, funds remaining under the share repurchase program of $82.1 million may be used for the Company to repurchase its common stock from time to time through August 18, 2007.

Critical Accounting Policies

The Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), which require the Company to make estimates and assumptions that may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Purchase Price Allocation

Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of March 31, 2007, certain of the Company’s purchase price allocations were based on preliminary estimates that may be revised in future periods as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment Charges

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 10 to the Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine the estimated fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units, at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its last annual goodwill impairment review as of October 31, 2006 and no impairment charge was recorded as a result of this review. Assuming a 10% reduction in estimated annual cash flows in the 2006 annual impairment tests, the Company would have recorded impairment charges of approximately $6 million.

The Company is required to assess the other acquired intangible assets, such as purchased software, customer relationships and non-compete agreements, and tangible long-lived assets, such as property, plant and equipment, for impairment whenever indicators of impairment exist in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Management uses measurable operating performance criteria as well as qualitative measures to determine whether an indicator of impairment exists. If an indicator of impairment exists, the Company reviews and reevaluates the assumptions used, which are primarily identified from the Company’s budget and longer-term strategic plan, for assessing the recoverability of such assets. If the carrying amount of an asset is not recoverable, based upon the expected undiscounted future cash flows of the asset, an impairment loss equal to the excess of the carrying amount over the estimated fair value of the asset is recorded. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for property, equipment, data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates, such as future revenue growth, future operating margins, and future undiscounted cash flows. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

Software and Databases Developed for Internal Use

The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is calculated on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software and database costs, including hardware and data purchases, amounted to $3.3 million in the first quarter of 2007 and $9.0 million in the first quarter of 2006.

Postretirement Benefit Obligations

In connection with developing the Company’s projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions including a discount rate of 5.71% and an initial health care cost trend rate of approximately 9.33% as of December 31, 2006. A 0.25% decrease or increase in the discount rate (to 5.46% or 5.96%) would result in a change to the liability of approximately $400,000. Actual results could differ from these estimates.

Revenue Recognition

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of measurement for all share-based payment transactions with employees pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As of March 31, 2007, there was approximately $11.0 million in total unrecognized compensation cost related to restricted shares, $8.5 million related to deferred shares, $4.4 million related to phantom shares, and $1.9 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.9 years for restricted shares, 3.1 years for deferred shares, 2.9 years for phantom shares, and 1.5 years for share equivalent units. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Consolidated Balance Sheets of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the accumulated benefit obligation for other postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements effective for the years ending after December 15, 2008. This provision will not have a material effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the impact of our decision to discontinue certain services, the results of our re-credentialing of customer accounts, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining our data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets, privacy matters and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, ability to continue our long-term business strategy including growth through acquisition, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the discussion of Risk Factors in Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of March 31, 2007. The information below should be read in conjunction with Note 7 to the Consolidated Financial Statements.

In the fourth quarter of 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into the Credit Facility with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes. At March 31, 2007, there was $350 million outstanding under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At March 31, 2007, the interest rate on the Credit Facility was 5.7%. The Credit Facility contains covenants customary for facilities of this type. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The Credit Facility, including the line of credit, expires on October 25, 2011.

In 2001, as amended in 2006, the Company and certain of its subsidiaries entered into the Receivables Facility with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. Currently, the Receivables Facility is payable in December 2007, but may be extended in one-year terms. Net proceeds from the Receivables Facility were $110.0 million at March 31, 2007. At March 31, 2007, the interest rate on the Receivables Facility was 5.6%.

The Company has entered into four interest-rate Swap Agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility. At March 31, 2007, the total notional amount under these Swap Agreements was $283.9 million consisting of the $12.5 million, $25.2 million and $46.2 million swap agreements related to the synthetic lease agreements which mature in January 2012, and $200.0 million related to the Credit Facility, which matures in October 2011. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. As of March 31, 2007, an aggregate of $83.9 million was outstanding under the Company’s synthetic lease agreements, all of which were hedged with the Swap Agreements. As of March 31, 2007, $350.0 million was outstanding under the Company’s Credit Facility, $200.0 million of which was hedged with the Swap Agreements.

Based on the Company’s overall interest rate exposure at March 31, 2007, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $2.6 million, based on the Company’s current level of borrowing.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented less than 5% of its consolidated revenues from continuing operations during the three months ended March 31, 2007 and approximately 9% of consolidated long-lived assets at March 31, 2007.

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

For the three months ended March 31, 2007, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $0.9 million, and a change in net income (loss) of $0.3 million.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). The plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by ChoicePoint without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. ChoicePoint has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the court has not ruled on the pending motion. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, and the settling parties await the scheduling of a hearing for preliminary approval of the settlement. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

Fraudulent Data Access

ChoicePoint’s response to the fraudulent data access and other similar incidents described in the Company’s previous public filings is ongoing.

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

ChoicePoint has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, ChoicePoint did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds.

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

The Company is a defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the U.S. District Court for the Central District of California, Harrington, et al. v ChoicePoint, CV05-1294. The plaintiffs’ First Amended Consolidated Class Action Complaint against ChoicePoint Inc. and three subsidiaries alleges violations of the federal Fair Credit Reporting Act (“FCRA”) and certain California statutes. The six named plaintiffs purport to bring the lawsuit on behalf of a national class of persons about whom ChoicePoint provided a consumer report as defined in the FCRA to rogue customers, as well as five California classes of affected persons. Plaintiffs seek actual, statutory and exemplary damages and injunctive relief, attorneys’ fees and costs. On July 10, 2006, the U.S. District Court consolidated the Harrington case with the Wilson case, described below. The cases remain separate but are being handled as one case under the same judge.

On June 15, 2005, a similar purported class action lawsuit was filed against ChoicePoint Inc. in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. The plaintiffs allege violations of the FCRA, the DPPA, and Georgia’s Uniform Deceptive Trade Practices Act, and the three named plaintiffs purport to represent a national class of persons whose consumer reports, as defined in the FCRA, or personal or highly restricted personal information as defined in the DPPA was disclosed to third parties as a result of acts or omissions by ChoicePoint. Plaintiffs seek actual, statutory, and punitive damages, injunctive relief and fees and costs. On February 28, 2006, the court granted ChoicePoint’s motion to transfer the Wilson case to the U.S. District Court, Central District of California. The Company filed a motion for partial summary judgment on August 10, 2006. The court granted that motion on October 12, 2006, with respect to the claims of six of the nine plaintiffs. The Company is in settlement negotiations relating to the remaining claims.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A Consolidated Amended Complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the Consolidated Amended Complaint, which remains pending before the court. On November 21, 2006, the court entered an Order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its Order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the 11th Circuit Court of Appeals to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendant’s petition was denied. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against ChoicePoint and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of ChoicePoint stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a Motion for Reconsideration, which remains pending before the court. The Company intends to defend this lawsuit vigorously.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, the Company’s Board of Directors approved increases to the value of the Company’s buyback program up to the currently authorized total of $725 million. The Company may repurchase stock under the program from time to time through August 18, 2007. The following table sets forth information regarding the repurchase of the Company’s common stock during the quarter ended March 31, 2007 (amounts in thousands except per share amounts):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2007	330	$38.12	330	$159,581
February 1 through February 28, 2007	1,661	$38.95	1,550	$99,237
March 1 through March 31, 2007	510	$38.88	442	$82,076

Total first quarter	2,501	$38.82	2,322	$82,076

(a)	Includes 179 shares of the Company’s common stock that were repurchased in open market transactions by the trustees of the ChoicePoint Inc. 401(k) Profit Sharing Plan and the ChoicePoint Executive Benefits Trust.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Employment Agreement between the Company and Jeffrey J. Glazer dated February 1, 2007.*

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC. (Registrant)

May 9, 2007	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and Chief Executive Officer (Duly Authorized Officer)

May 9, 2007	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Employment Agreement between the Company and Jeffrey J. Glazer dated February 1, 2007.*

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.