Form 10-Q
period 2007-06-30
CHOICEPOINT INC
filed 2007-08-08
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.10 par value per share	75,154,027

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Service revenue	$263,977	$255,549	$526,796	$508,932
Reimbursable expenses	5,412	5,084	10,271	11,810

Total revenue	269,389	260,633	537,067	520,742

Costs and expenses:
Cost of revenue	138,967	131,343	279,815	266,439
Reimbursable expenses	5,412	5,084	10,271	11,810
Selling, general and administrative	64,428	60,095	126,898	118,563
Other operating charges (Note 5)	967	2,740	2,270	8,727

Total costs and expenses	209,774	199,262	419,254	405,539

Operating income	59,615	61,371	117,813	115,203
Interest expense	6,361	2,960	12,677	5,165

Income from continuing operations before income taxes	53,254	58,411	105,136	110,038
Provision for income taxes	20,771	23,006	40,486	43,556

Income from continuing operations	32,483	35,405	64,650	66,482
Income (loss) from discontinued operations, net of taxes (Note 6)	87	(542)	(1,158)	(1,010)

Net income	$32,570	$34,863	$63,492	$65,472

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.44	$0.42	$0.86	$0.78
Income (loss) from discontinued operations	0.00	(0.01)	(0.02)	(0.01)

Net income	$0.44	$0.41	$0.85	$0.77

Diluted:
Income from continuing operations	$0.43	$0.40	$0.84	$0.75
Income (loss) from discontinued operations	0.00	(0.01)	(0.02)	(0.01)

Net income	$0.43	$0.40	$0.83	$0.74

Weighted average shares – basic	74,298	84,977	74,892	85,425
Dilutive effect of stock options	1,554	2,759	1,674	2,807

Weighted average shares – diluted	75,852	87,736	76,566	88,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,544	$26,612
Accounts receivable, net of allowance for doubtful accounts of $6,847 in 2007 and $6,484 in 2006	236,149	222,856
Deferred tax assets	145	—
Other current assets	36,511	36,538
Assets of businesses held for sale (Note 6)	—	31,513

Total current assets	300,349	317,519

Property and equipment, net	61,393	68,167
Goodwill	802,638	798,463
Other acquisition intangible assets, net	72,442	81,930
Deferred tax assets	598	8,560
Other assets, net	82,832	71,453

Total assets	$1,320,252	$1,346,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$90,011	$100,011
Accounts payable	63,888	60,913
Accrued salaries and bonuses	15,289	24,811
Income taxes payable	23,527	5,833
Deferred income taxes	130	391
Other current liabilities	120,004	114,807
Liabilities of businesses held for sale (Note 6)	—	3,231

Total current liabilities	312,849	309,997

Long-term debt, less current maturities	335,019	315,028
Postretirement benefit obligations	21,110	20,818
Deferred tax liabilities	862	1,050
Other long-term liabilities	31,528	32,212

Total liabilities	701,368	679,105

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized—400,000; shares issued—93,105 in 2007 and 91,778 in 2006	9,310	9,178
Paid-in capital	530,726	500,859
Retained earnings	797,825	735,312
Accumulated other comprehensive income, net	9,758	4,601
Treasury stock, at cost, 19,407 shares in 2007 and 15,731 shares in 2006	(728,735)	(582,963)

Total shareholders’ equity	618,884	666,987

Total liabilities and shareholders’ equity	$1,320,252	$1,346,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Balance, December 31, 2006		$9,178	$500,859	$735,312	$4,601	$(582,963)	$666,987
Cumulative effect of adoption of FIN 48		—	—	(979)	—	—	(979)

Adjusted Balance, December 31, 2006		9,178	500,859	734,333	4,601	(582,963)	666,008
Net income	$63,492	—	—	63,492	—	—	63,492
Change in fair value of derivatives, net of deferred taxes of $1,977	2,967	—	—	—	2,967	—	2,967
Change in cumulative foreign currency translation adjustment	2,190	—	—	—	2,190	—	2,190

Comprehensive income	$68,649

Restricted and other stock plans, net		17	6,508	—	—	(1,942)	4,583
Common stock repurchased		—	—	—	—	(138,257)	(138,257)
Redemption of stock-based awards (Note 8)			(13,222)			(573)	(13,795)
Stock purchased for employee benefit trust		—	—	—	—	(5,000)	(5,000)
Proceeds from stock options exercised		115	14,849	—	—	—	14,964
Stock option expense		—	6,799	—	—	—	6,799
Tax benefit of stock options exercised		—	14,933	—	—	—	14,933

Balance, June 30, 2007		$9,310	$530,726	$797,825	$9,758	$(728,735)	$618,884

The accompanying notes are an integral part of this condensed consolidated financial statement.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$63,492	$65,472
Loss from discontinued operations, net of taxes	1,158	1,010

Income from continuing operations	64,650	66,482
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	36,134	40,556
Non-cash components of other operating charges	305	5,436
Compensation expense recognized under stock-based compensation plans	11,415	10,220
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(13,131)	(37,222)
Other current assets	139	10,979
Deferred income taxes	7,389	(3,860)
Estimated income taxes	15,317	4,854
Current liabilities, excluding debt and income taxes	(5,552)	(27,256)
Other long-term liabilities, excluding debt	(637)	(850)

Net cash provided by operating activities - continuing operations	116,029	69,339
Net cash (used in) provided by operating activities - discontinued operations	(2,490)	4,899

Cash flows from investing activities:
Proceeds from the disposition of discontinued operations	28,598	—
Acquisitions, net of cash acquired	(583)	(32,700)
Additions to property and equipment	(7,595)	(12,148)
Additions to other assets	(16,240)	(20,871)

Net cash provided by (used in) investing activities - continuing operations	4,180	(65,719)
Net cash used in investing activities - discontinued operations	(136)	(5,975)

Cash flows from financing activities:
Borrowings under Credit Facility	55,000	45,000
Payments on Credit Facility	(35,000)	(30,000)
Borrowings under Receivables Facility	55,000	50,000
Payments on Receivables Facility	(65,000)	—
Other debt, net	(9)	1,784
Settlement of derivatives	233	—
Repurchase of common stock	(138,257)	(98,838)
Redemption of stock-based awards (Note 8)	(13,795)	(293)
Purchase of stock held by employee benefit trust, net	(5,000)	—
Tax benefit of stock options exercised	14,933	1,691
Proceeds from exercise of stock options	14,964	11,751

Net cash used in financing activities - continuing operations	(116,931)	(18,905)

Effect of foreign currency exchange rates on cash and cash equivalents	280	362

Net increase (decrease) in cash and cash equivalents	932	(15,999)
Cash and cash equivalents, beginning of period	26,612	21,337

Cash and cash equivalents, end of period	$27,544	$5,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

During 2006, the Company announced its intent to divest various businesses, including its forensic DNA business (“Bode”), shareholder services businesses (“EquiSearch”), and the businesses that collect bankruptcy, lien and judgment (“BLJ”) records and provide them on a wholesale, bulk basis. Additionally, in September 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business. See Note 6 for additional discussion of these businesses. These businesses, all of which have been sold as of June 30, 2007, are presented as discontinued operations consistent with the Company’s decision to sell these businesses. Historical information in the following discussions and tables has been reclassified to conform to the current presentation.

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

The condensed consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the condensed consolidated financial statements have been eliminated. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of ChoicePoint as of June 30, 2007, the results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The adjustments have been of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K for the year ended December 31, 2006. The current period’s results are not necessarily indicative of results to be expected for a full year.

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

Revenue

ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $50.2 million as of June 30, 2007 and $45.5 million as of December 31, 2006. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our major business lines and for multiple-element arrangements:

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

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Condensed Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended June 30, pass-through expense was $207.8 million in 2007 and $205.5 million in 2006. For the six months ended June 30, pass-through expense was $422.5 million in 2007 and $413.4 million in 2006.

Reimbursable Expenses

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges included in the Company’s Marketing Services segment for the three months ended June 30 totaled $5.4 million in 2007 and $5.1 million in 2006 and have been presented as revenues and expenses in the corresponding Condensed Consolidated Statements of Operations (unaudited). For the six months ended June 30, reimbursable expenses were $10.3 million in 2007 and $11.8 million in 2006.

Income Taxes

ChoicePoint’s effective tax rate was 39.0% for the quarter ended June 30, 2007 and 38.5% for the six months ended June 30, 2007, compared to 39.4% for the quarter ended June 30, 2006 and 39.6% for the six months ended June 30, 2006. The lower effective tax rate in the first six months of 2007 compared to the first six months of 2006 is due to a reduction in deferred state tax rates as a result of changes in the corporate structure of certain subsidiaries in the first quarter of 2007, anticipated foreign tax credits, and the reinstatement of the Federal R&D tax credit at the end of 2006. At June 30, 2007, accrued income taxes increased to $23.5 million from $5.8 million at December 31, 2006, due to the tax provision for the six months ended June 30, 2007 and the timing of tax payments.

ChoicePoint and its subsidiaries file a consolidated federal income tax return in the U.S. federal jurisdiction, and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2003 and state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The Company had a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recorded an additional $0.1 million in income tax expense for interest and penalties during the three months ended June 30, 2007, and $0.3 million for the six months ended June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.1 million, which includes interest and penalties of $1.9 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended June 30, 2008.

5.	Other Operating Charges

Other operating charges include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Asset impairments	$26	$1,496	$305	$5,436
Lease abandonment and severance	2,442	272	2,899	1,537
Fraudulent data access related expense (benefit)	(1,501)	972	(934)	1,754

Total other operating charges	$967	$2,740	$2,270	$8,727

The Company recorded other operating charges of $2.3 million ($1.4 million net of taxes) during the first six months of 2007 that included $3.2 million ($2.0 million net of taxes) of asset impairment, lease abandonment and severance costs, primarily related to the consolidation of facilities and a net benefit of $0.9 million ($0.6 million net of taxes) due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

The Company recorded other operating charges of $8.7 million ($5.5 million net of taxes) during the first six months of 2006 that included $7.0 million ($4.4 million net of taxes) of asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms, and $1.8 million ($1.1 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access.

As of June 30, 2007, $7.6 million was accrued for obligations related to the above charges incurred to date that includes $3.9 million for legal and other fees associated with the fraudulent data access, and $3.7 million related to severance and lease abandonment costs.

6.	Discontinued Operations

During the first six months of 2007, as part of its previously announced plan to divest certain non-strategic or under-performing assets, the Company completed the sale of its Bode, BLJ, and Equisearch businesses for total net proceeds through June 30, 2007 of $28.6 million. The Company expects working capital settlements related to these sales to be finalized by December 31, 2007.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Total revenue	$45	$9,698	$3,889	$19,459

Loss from discontinued operations	$—	$(890)	$(1,627)	$(1,669)
Gain (loss) on sale of discontinued operations	137	—	(244)	—
Income tax (expense) benefit	(50)	348	713	659

Gain (loss) from discontinued operations, net of tax	$87	$(542)	$(1,158)	$(1,010)

7.	Debt and Other Financing

In the fourth quarter of 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes. At June 30, 2007, there was $335 million outstanding under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. At June 30, 2007, the interest rate on the Credit Facility was 5.8%. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At June 30, 2007, there were no borrowings outstanding under the line of credit, and approximately $10.0 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The Credit Facility contains covenants customary for facilities of this type. Such covenants include limitations, in certain circumstances, on the ability of the Company and its subsidiaries to (i) effect a change of control of the Company, (ii) incur certain types of liens, and (iii) transfer or sell assets. The Credit Facility also requires compliance with financial covenants, including (i) maximum funded debt to EBITDA and (ii) minimum interest coverage.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable, subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million on the sale of accounts receivable. Currently, the Receivables Facility is payable in June 2008, but may be extended for additional one-year terms. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a relatively low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $90.0 million at June 30, 2007, and $100.0 million at December 31, 2006. At June 30, 2007, the interest rate on the Receivables Facility was 5.6%.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at June 30, 2007 and the Company would have recorded additional depreciation expense of approximately $0.8 million ($0.5 million after tax) for the three months ended June 30, 2007 and $0.7 million ($0.4 million after tax) for the same period of 2006. For the six months ended June 30, 2007 and 2006, the Company would have recorded additional depreciation expense of approximately $1.6 million ($1.0 million after tax), and $1.3 million ($0.8 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivative financial instruments at June 30, 2007 consisted of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At June 30, 2007, the total notional amount under these Swap Agreements was $283.9 million. Of the total notional amount of the Swap Agreements are individual agreements for $12.5 million, $25.2 million and $46.2 million related to the synthetic lease agreements that became effective March 2007 and mature in January 2012. The final swap agreement for $200.0 million is related to the Credit Facility, became effective March 2007 and matures in October 2011. All of the Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company measures all derivatives at fair value and recognizes them in the Condensed Consolidated Balance Sheets (unaudited) as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. As of June 30, 2007, the aggregate fair value of the outstanding Swap Agreements was an asset of $5.1 million which has been recorded net of taxes in accumulated other comprehensive income in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

At June 30, 2007, the Company had an aggregate of approximately $290 million of available capacity under the above facilities. Scheduled maturities of long-term debt subsequent to June 30, 2007 are as follows: $90.0 million in 2008 and $335.0 million in 2011. Interest and tax payments made during the six months ended June 30 totaled $16.0 million in 2007 and $41.6 million ($40.9 million net of refunds) in 2006.

8.	Earnings Per Share and Stock-Based Compensation

Earnings Per Share – The Company has computed basic and diluted earnings per share using the treasury stock method. For both the three months and six months ended June 30, 2007 and 2006, outstanding options to purchase approximately 3.3 million and 2.6 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive.

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

The fair value of stock options granted in 2006 and 2007 was determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The term assumption was primarily based on the seven year contractual term of the options and historical data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level was based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The periodic expense was then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the periodic expense. The Company’s estimate of pre-vesting forfeitures was primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest.

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of SFAS 123(R). As of June 30, 2007, there was approximately $22.2 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.7 years.

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of June 30, 2007 and changes during the six months then ended is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	11,546	$31.51
Granted	1,190	38.46
Canceled/forfeited	(412)	43.12
Exercised	(1,796)	14.99

Outstanding, June 30, 2007	10,528	$34.66	5.0	$90,082

Exercisable, June 30, 2007	6,103	$29.91	4.3	$78,021

The aggregate intrinsic value of options exercised during the quarter ended June 30 was $3.5 million in 2007 and $1.1 million in 2006. For the six months ended June 30, the intrinsic value of options exercised was $41.0 million in 2007 and $6.8 million in 2006.

Other Stock-Based Awards—On a periodic basis, certain key officers, employees, and directors of the Company are granted restricted shares under the above plans. During the six months ended June 30, 2007, 173,100 shares were awarded with a weighted average market value at the date of grant of $38.95 per share. During the same period of 2006, 138,400 shares were awarded with a weighted average market value per share of $45.65. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. No deferred shares were granted under the above plans during the six months ended June 30, 2007. During the same period of 2006, 75,000 deferred shares were granted at a weighted average market price of $ 45.75 per share. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. Additionally, certain key employees may be granted share equivalent units under the above plans. During the six months ended June 30, 2007, the Company granted 32,240 share equivalent units at a weighted average market value at the date of grant of $38.27. During the same period of 2006, 23,786 share equivalent units were granted at a weighted average market value at the date of grant of $43.72. The market value of the restricted shares, deferred shares and share equivalent units is being charged to expense over the vesting periods through June 2010. The pre-tax compensation cost charged against income for these awards for the three months ended June 30 was $1.9 million in 2007 and $1.7 million in 2006. For the six months ended June 30, pre-tax compensation cost charged against income was $4.0 million in 2007 and $3.3 million in 2006.

Additionally, on a periodic basis, certain key officers are granted phantom shares under the ChoicePoint Inc. Deferred Compensation Plan. During the six months ended June 30, 2007, 117,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. The market value of the phantom shares is being charged to expense over the vesting periods through February 2010. The pre-tax compensation cost charged against income for these awards for the three months and six months ended June 30, 2007 was $0.4 million and $0.6 million respectively. No phantom shares were granted during the first six months of 2006.

A summary of the status of the Company’s restricted shares, deferred shares, phantom shares and share equivalent units as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2006	778,196	$41.88
Granted	322,340	38.92
Vested	(56,049)	40.04
Forfeited	(44,350)	43.80

Balance at June 30, 2007	1,000,137	$40.95

The fair value of shares vested during the quarter ended June 30 was $0.8 million in 2007 and $0.5 million in 2006. The fair value of shares vested during the six months ended June 30 was $2.2 million in 2007 and $1.4 million in 2006.

As of June 30, 2007, there was approximately $9.7 million in total unrecognized compensation cost related to restricted shares, $7.8 million related to deferred shares, $4.0 million related to phantom shares, and $2.4 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.8 years for restricted shares, 2.8 years for deferred shares, 2.6 years for phantom shares, and 1.5 years for share equivalent units.

During the three months ended June 30, the Company recognized stock-based compensation expense of $5.8 million ($4.4 million net of taxes) in 2007 and $5.1 million ($3.8 million net of taxes) in 2006. For the second quarter of 2007, approximately $1.1 million of stock-based compensation expense was included in cost of revenue with the remaining $4.7 million of stock-based compensation expense included in selling, general and administrative expenses. These amounts for the second quarter of 2007 include total stock option expense of $3.5 million ($2.9 million net of taxes) and expense for other stock based awards of $2.3 million ($1.4 million net of taxes). During the six months ended June 30, the Company recognized stock-based compensation expense of $11.4 million ($8.5 million net of taxes) in 2007 and $10.2 million ($7.5 million net of taxes) in 2006. For the six months ended June 30, 2007, approximately $2.1 million of stock-based compensation expense was included in cost of revenue with the remaining $9.3 million of stock-based compensation expense included in selling, general and administrative expenses. These amounts for the first six months of 2007 include total stock option expense of $6.8 million ($5.6 million net of taxes) and expense for other stock-based awards of $4.6 million ($2.8 million net of taxes).

Under ChoicePoint’s stock incentive plans, employees may surrender stock-based awards or shares of the Company’s common stock to the Company in payment of minimum tax obligations due upon the exercise of options or upon the vesting of grants of other stock based awards. During the six months ended June 30, 2007 employees surrendered 341,224 options upon the exercise of stock options in payment of such minimum tax obligations. No options were surrendered during the six months ended June 30, 2006. Additionally, during the six months ended June 30, 2007 and 2006, employees surrendered 14,832 and 6,634 shares, respectively, to the Company upon the vesting of restricted shares in payment of such minimum tax obligations. The value of the awards was based on the market price on the date of surrender for an aggregate value of $13.8 million, or $38.75 per share, for the six months ended June 30, 2007 and $0.3 million, or $43.96 per share, for the six months ended June 30, 2006.

9.	Comprehensive Income

Comprehensive income and its components for the six month period ended June 30, 2007 is presented in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited). Total comprehensive income for the six months ended June 30, was as follows:

(In thousands)	2007	2006
Net income	$63,492	$65,472
Change in fair value of cash flow hedges, net of deferred taxes	2,967	405
Change in cumulative foreign currency translation adjustment	2,190	4,599

Comprehensive income	$68,649	$70,476

Accumulated other comprehensive income consists of the following:

	June 30,	December 31,
(In thousands)	2007	2006
Cumulative foreign currency translation adjustment	$3,117	$927
Cash flow hedges	3,179	212
Other	79	79
Adoption of SFAS No. 158	3,383	3,383

Total	$9,758	$4,601

10.	Goodwill and Intangible Assets

A summary of the change in goodwill during the six months ended June 30, 2007, is as follows:

(In thousands)	December 31, 2006	Adjustments		Other Changes		June 30, 2007
Insurance Services	$87,181	$2,452	(a)	$—		$89,633
Screening and Authentication Services	313,434	169		—		313,603
Financial and Professional Services	142,014	—		—		142,014
Government Services	156,212	—		1,554	(b)	157,766
Marketing Services	99,622	—		—		99,622

Total	$798,463	$2,621		$1,554		$802,638

(a)	Of this amount, $1.3 million represents adjustments to the purchase price allocations of ePolicy and Steel Card, both of which were acquired in 2006. The remaining amount relates to final working capital adjustments associated with the acquisitions of Elios (also acquired in 2006) and Steel Card.
(b)	Effect of foreign currency translation on goodwill.

As of June 30, 2007 and December 31, 2006, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of June 30, 2007			As of December 31, 2006
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$54,139	$(35,408)	$18,731	$54,571	$(32,124)	$22,447
Purchased data files	16,320	(4,551)	11,769	16,320	(3,995)	12,325
Software	46,680	(26,234)	20,446	47,103	(22,513)	24,590
Non-compete agreements	14,207	(9,537)	4,670	14,207	(8,481)	5,726
Trademarks/trade names	16,178	—	16,178	16,076	—	16,076
Other intangible assets	9,713	(9,065)	648	9,713	(8,947)	766

Total	$157,237	$(84,795)	$72,442	$157,990	$(76,060)	$81,930

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the six months ended June 30, 2007 of $8.6 million, compared to $9.2 million for the comparable period of 2006. Estimated full-year amortization expense for the next five years is $17.1 million for 2007, $14.4 million for 2008, $12.6 million for 2009, $6.0 million for 2010 and $3.1 million for 2011.

11.	Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, ChoicePoint’s Board of Directors approved increases to the value of the Company’s buyback program up to a total of $725 million. On August 8, 2007, the Board of Directors further increased the value of the Company’s buyback program by $300 million to a total value of $1.025 billion. The Board of Directors also extended the buyback program an additional two years, through August 19, 2009.

During the three months ended June 30, 2007, the Company repurchased 1.2 million shares at an average cost of $40.99 per share. During the six months ended June 30, 2007, the Company repurchased 3.5 million shares at an average cost of $39.54 per share. The Company has repurchased a total of 17.8 million shares for $691.1 million under the stock buyback program, leaving $333.9 million available for repurchase in the program.

12.	Segment Disclosures

ChoicePoint’s continuing operations are focused on five primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services, Government Services and Marketing Services, which constitute its five reportable segments. See Note 1 for a description of each reportable segment. During the six months ended June 30, 2007, less than 5% of the Company’s total revenue was generated outside of the United States, and no customer represented more than 10% of total revenue. Revenues and operating income for the three months and six months ended June 30, 2007 and 2006 for the five segments are presented below.

	Three months ended June 30, 2007		Three months ended June 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$125,185	$62,727	$112,298	$60,039
Screening and Authentication Services	65,881	12,714	64,955	14,729
Financial and Professional Services	26,859	4,487	26,832	3,923
Government Services	30,739	952	32,324	2,851
Marketing Services
Service revenue	15,313	752	19,140	2,135
Reimbursable expenses	5,412	—	5,084	—

Total Marketing Services	20,725	752	24,224	2,135
Corporate and shared (a)	—	(15,277)	—	(14,463)
Stock-based compensation (b)	—	(5,773)	—	(5,103)
Other operating charges	—	(967)	—	(2,740)

Totals	$269,389	$59,615	$260,633	$61,371

	Six months ended June 30, 2007		Six months ended June 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$250,467	$127,906	$224,624	$120,854
Screening and Authentication Services	127,319	22,781	126,800	28,967
Financial and Professional Services	53,131	7,537	52,794	6,374
Government Services	63,366	3,187	63,699	6,685
Marketing Services
Service revenue	32,513	1,949	41,015	6,137
Reimbursable expenses	10,271	—	11,810	—

Total Marketing Services	42,784	1,949	52,825	6,137
Corporate and shared (a)	—	(31,862)	—	(29,404)
Stock-based compensation (b)	—	(11,415)	—	(10,220)
Other expenses: (c)
Accelerated depreciation	—	—	—	(5,463)
Other operating charges	—	(2,270)	—	(8,727)

Totals	$537,067	$117,813	$520,742	$115,203

Assets
(In thousands)	June 30, 2007	December 31, 2006
Insurance Services	$285,286	$274,029
Screening and Authentication Services	372,676	368,732
Financial and Professional Services	222,987	223,783
Government Services	240,728	239,537
Marketing Services	139,793	137,079
Unallocated & Other (d)	58,782	71,419
Assets Held for Sale	—	31,513

Total	$1,320,252	$1,346,092

Depreciation & Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Insurance Services	$4,657	$3,072	$8,810	$6,070
Screening and Authentication Services	3,763	3,231	7,494	6,337
Financial and Professional Services	2,976	3,025	5,941	6,307
Government Services	3,414	3,948	6,822	8,114
Marketing Services	1,257	1,695	2,598	3,303
Unallocated & Other (d)	2,126	2,454	4,469	4,962
Accelerated Depreciation (c)	—	—	—	5,463

Total	$18,193	$17,425	$36,134	$40,556

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	Stock-based compensation includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock option expense	$3,450	$3,424	$6,799	$6,961
Restricted stock expense	2,323	1,679	4,616	3,259

Total	$5,773	$5,103	$11,415	$10,220

See Note 8 for a more complete description of stock-based compensation.

(c)	The Company recorded accelerated depreciation expense as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. See Note 5 for a description of other operating charges.
(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

13.	Employee Benefits

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Service cost	$13	$13	$25	$27
Interest cost on accumulated benefit obligation	316	337	632	675
Amortization of net gain	(60)	(18)	(119)	(37)
Amortization of prior service cost	(29)	(53)	(57)	(106)

Net periodic postretirement benefit expense	$240	$279	$481	$559

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. As of June 30, 2007 and December 31, 2006, the Company has recorded a liability of $22.3 million and $22.0 million, respectively, which is included in other long-term liabilities in the Condensed Consolidated Balance Sheets (unaudited).

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Statements of Financial Position of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the accumulated benefit obligation for other postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements effective for the years ending after December 15, 2008. This provision did not have a material effect on the results of operations or financial position of the Company.

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

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. The Company has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the court has not ruled on the pending motion. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006 on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco; (3) and granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit, then, issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. To date, the Court of Appeals has not ruled on the issue. On June 13, 2007, the Texas intervenors filed a motion to stay asking that the District Court stay implementation of the settlement approval process until the Court of Appeals has had time to evaluate the appeal. On July 26, 2007, the District Court denied the Texas intervenors’ motion. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas (Taylor v. Acxiom Corporation), on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000 through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. A motion to stay proceedings in the Fresco litigation pending the outcome of the Texas court’s class certification determination in Taylor was also filed by such plaintiff. On July 26, 2007, the District Court for the Southern District of Florida denied the motion. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

Fraudulent Data Access

The Company’s response to the fraudulent data access and other similar incidents described in the Company’s previous public filings is ongoing.

The Company is involved in legal proceedings or investigations that relate to these matters. The Company is unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition, and liquidity and on the trading price of the Company’s common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial Company resources and executive time be devoted to defend these proceedings.

The Company has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires the Company to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, the Company did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds.

The Company has received a variety of inquiries and requests from state Attorneys General as a result of the fraudulent data access. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the potentially affected consumers identified to date. Effective June 5, 2007, the Company entered into an Assurance of Voluntary Compliance and Discontinuance (“AVC”) with the Attorneys General from 43 states and the District of Columbia. Terms of the AVC include: (a) a $500,000 payment for investigative costs, or for consumer education, local consumer aid funds, Attorneys General identity theft training, and/or for any other purpose authorized by state law, which payment is expressly not a penalty or fine; (b) on-going customer credentialing and audit requirements that do not materially differ from the Company’s current practices; (c) obtaining in 2008, 2010, and 2012, an assessment from a qualified, independent, third-party professional (the assessments that the Company must obtain to comply with the FTC Order satisfy this requirement); (d) undertaking certain record-keeping, monitoring and compliance activities that do not materially differ from the Company’s current practices; and (e) assurance that the Company will not misrepresent the manner or extent to which the Company maintains and protects the privacy, confidentiality, or security of any personally identifiable information collected from or about consumers.

The Company received notice from the SEC on May 12, 2005 that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in the Company’s stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents.

The Company was a Defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the United States District Court for the Central District of California, Harrington, et al. v ChoicePoint, CV05-1294. A similar purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. On July 10, 2006, the District Court consolidated the Wilson and Harrington cases. The court granted the Company’s motion for summary judgment on October 12, 2006. The Company entered into a settlement agreement with all of the plaintiffs on February 9, 2007, pursuant to which we settled all outstanding claims for a total of $117,500, and as a result, the case was dismissed on June 7, 2007.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending before the court. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United

States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss which is currently pending before the District Court. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of the Company’s stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a motion for reconsideration, which was denied on June 18, 2007. On July 12, 2007, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, which was docketed on July 16, 2007. The Company intends to defend this lawsuit vigorously.

On June 27, 2005, the Company was served with a shareholder derivative lawsuit. The initial lawsuit was filed in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action was subsequently transferred to Fulton County, and the Superior Court of Fulton County has consolidated both cases into a single action, In re ChoicePoint Inc. Derivative Litigation, 2005-CV-103219. Plaintiffs seek unspecified compensatory and exemplary damages, attorneys’ fees, costs and other relief. On January 12, 2006, the Company moved to dismiss and answered the consolidated amended complaint. The court granted the Company’s motion to dismiss and dismissed the complaint on June 8, 2006. On June 28, 2006, the plaintiffs appealed the dismissal of their complaint to the Georgia Court of Appeals. On July 5, 2007, the Georgia Court of Appeals affirmed the lower court’s dismissal of the action. As Plaintiffs did not file a motion for reconsideration or a petition to the Supreme Court of Georgia for writ of certiorari by the due date of July 16, 2007, the dismissal of plaintiffs’ complaint is final.

The Company’s investigations as well as those of law enforcement continue. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, in accordance with current state law requirements, and if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties in accordance with ChoicePoint policy. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

Other Litigation

The Company also is involved in other litigation from time to time in the ordinary course of its business. The Company provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimable. The Company does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of the Company. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

16. Subsequent Events

Reflecting ChoicePoint’s strategy to reduce its investment in non-core, less strategic assets, effective July 1, 2007, the Company contributed its Charles Jones subsidiary to a joint venture in which ChoicePoint has a 70% ownership interest. Charles Jones is the premier provider of judgment searches in their primary service area, New Jersey. The minority partner in the joint venture received a 30% ownership interest for its contributed assets. The new joint venture, which will be consolidated by ChoicePoint, is not expected to have a material impact on our consolidated operating results or financial condition in 2007.

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

During 2006, the Company announced its intent to divest various businesses, including its forensic DNA (“Bode”), shareholder services businesses (“EquiSearch”), and the businesses that collect bankruptcy, lien and judgment (“BLJ”) records and provide them on a wholesale, bulk basis. Additionally, in September 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business. See Note 6 for additional discussion of these businesses. These businesses are presented as discontinued operations consistent with the Company’s decision to sell these businesses. Historical information in the following discussions and tables has been reclassified to conform to the current presentation. As a result, and unless specifically stated, all discussions regarding the three months and six months ended June 30, 2007 and 2006 reflect results only from continuing operations.

During the first six months of 2007, we completed the sales of Bode, BLJ, and EquiSearch for total net proceeds of $28.6 million, which were consistent with prior estimates. We expect working capital settlements related to these sales to be finalized by December 31, 2007.

Results of Operations –2007 vs. 2006 Consolidated Comparisons

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2007	2006	Change	2007	2006	Change
Total revenue	$269,389	$260,633	3%	$537,067	$520,742	3%
Reimbursable expenses per EITF 01-14	5,412	5,084		10,271	11,810

Service revenue	$263,977	$255,549	3%	$526,796	$508,932	4%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under Emerging Issues Task Force Issue No. 01-14 (see Note 4 to the Condensed Consolidated Financial Statements).

Total revenue for the second quarter of 2007 increased 3%, or $8.8 million, to $269.4 million compared to the second quarter of 2006, primarily as a result of continued growth in the Insurance Services segment, offset by weaker performance in the Government Services and Marketing Services segments. See our discussion of revenues in the segment information below. Second quarter consolidated internal revenue, which represents service revenue less incremental revenue from acquisitions, increased 2.3%, from $255.5 million for 2006 to $261.4 million for 2007 (excluding $2.6 million of incremental acquisition revenue in 2007). For the first six months of 2007, total revenue increased 3% over the same period in 2006 driven by solid performance in the Insurance Services segment, offset by declines in the Marketing Services segment.

Cost of Revenue

In the second quarter of 2007, cost of revenue was $139.0 million, or 52% of total revenue, as compared to $131.3 million, or 50% of revenue in the same period of 2006. For the six months ended June 30, 2007 and 2006, cost of revenue was $279.8 million and $266.4 million, respectively, which represents 52% of total revenue for 2007 and 51% of total revenue for 2006. The increase in cost of revenue as a percentage of total revenue is primarily due to decreased revenue in the Marketing Services segment related to the decline in the sub-prime mortgage lending market, and decreased revenue in the iMap product line in our Government Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $64.4 million, or 24% of total revenue, in the second quarter of 2007 from $60.1 million, or 23% of total revenue, in the second quarter of 2006. For the first six months of 2007, selling general and administrative expenses increased to $126.9 million, or 24% of total revenue, from $118.6 million, or 23% of total revenue, for the first six months of 2006. The increase in selling, general and administrative expenses as a percentage of total revenue is primarily due to increased compensation costs combined with increased selling costs in our Screening and Authentication Services segment.

Other Operating Charges

Other operating charges include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Asset impairments	$26	$1,496	$305	$5,436
Lease abandonment and severance	2,442	272	2,899	1,537
Fraudulent data access related expense (benefit)	(1,501)	972	(934)	1,754

Total other operating charges	$967	$2,740	$2,270	$8,727

The Company recorded other operating charges of $2.3 million ($1.4 million net of taxes) during the first six months of 2007 that included $3.2 million ($2.0 million net of taxes) of asset impairment, lease abandonment and severance costs, primarily related to the consolidation of facilities and a net benefit of $0.9 million ($0.6 million net of taxes) due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

The Company recorded other operating charges of $8.7 million ($5.5 million net of taxes) during the first six months of 2006 that included $7.0 million ($4.4 million net of taxes) of asset impairment, severance and lease abandonment costs primarily associated with the consolidation of certain technology platforms, and $1.8 million ($1.1 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2007	2006	Change	2007	2006	Change
Operating Income	$59,615	$61,371	-3%	$117,813	$115,203	2%
Operating Income as a percentage of service revenue	22.6%	24.0%		22.4%	22.6%
Operating Income as a percentage of total revenue	22.1%	23.5%		21.9%	22.1%

The Company’s operating income for the second quarter of 2007 was $59.6 million compared to $61.4 million for the same period of 2006. The decline in operating income was primarily the result of lower revenues in the Marketing Services and Government Services segments discussed above, partially offset by reduced other operating charges.

Interest Expense, Net

Interest expense, net was $6.4 million for the second quarter of 2007, an increase from $3.0 million for the second quarter of 2006. For the six months ended June 30, 2007, interest expense was $12.7 million, an increase from $5.2 million in

2006. The increases were due to higher average debt outstanding primarily associated with additional borrowings to fund the Company’s share repurchase program and higher interest rates.

Income Taxes

ChoicePoint’s effective tax rate was 39.0% for the quarter ended and 38.5% for the six months ended June 30, 2007, compared to 39.4% for the quarter ended and 39.6% for the six months ended June 30, 2006. The lower effective tax rate in the first six months of 2007 compared to the first six months of 2006 is due to a reduction in deferred state tax rates as a result of changes in the corporate structure of certain subsidiaries in the first quarter of 2007, anticipated foreign tax credits, and the reinstatement of the Federal R&D tax credit at the end of 2006. We continue to expect the overall effective tax rate for 2007 to be approximately 39%.

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The Company had a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recorded an additional $0.1 million in income tax expense for interest and penalties during the three months ended June 30, 2007, and $0.3 million for the six months ended June 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.1 million, which includes interest and penalties of $1.9 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended June 30, 2008.

Discontinued Operations

During the first six months of 2007, as part of its previously announced plan to divest certain non-strategic or under-performing assets, the Company completed the sale of its Bode business, BLJ businesses, and Equisearch businesses for total net proceeds through June 30, 2007 of $28.6 million. The Company expects working capital settlements related to these sales to be finalized by December 31, 2007.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Total revenue	$45	$9,698	$3,889	$19,459

Loss from discontinued operations	$—	$(890)	$(1,627)	$(1,669)
Gain (loss) on sale of discontinued operations	137	—	(244)	—
Income tax (expense) benefit	(50)	348	713	659

Gain (loss) from discontinued operations, net of tax	$87	$(542)	$(1,158)	$(1,010)

Segment Information

The following table provides additional details of total revenue and operating income included in the Condensed Consolidated Statements of Operations (unaudited):

	Three months ended June 30, 2007		Three months ended June 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$125,185	$62,727	$112,298	$60,039
Screening and Authentication Services	65,881	12,714	64,955	14,729
Financial and Professional Services	26,859	4,487	26,832	3,923
Government Services	30,739	952	32,324	2,851
Marketing Services
Service revenue	15,313	752	19,140	2,135
Reimbursable expenses	5,412	—	5,084	—

Total Marketing Services	20,725	752	24,224	2,135
Corporate and shared (a)	—	(15,277)	—	(14,463)
Stock-based compensation (b)	—	(5,773)	—	(5,103)
Other operating charges	—	(967)	—	(2,740)

Totals	$269,389	$59,615	$260,633	$61,371

	Six months ended June 30, 2007		Six months ended June 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$250,467	$127,906	$224,624	$120,854
Screening and Authentication Services	127,319	22,781	126,800	28,967
Financial and Professional Services	53,131	7,537	52,794	6,374
Government Services	63,366	3,187	63,699	6,685
Marketing Services
Service revenue	32,513	1,949	41,015	6,137
Reimbursable expenses	10,271	—	11,810	—

Total Marketing Services	42,784	1,949	52,825	6,137
Corporate and shared (a)	—	(31,862)	—	(29,404)
Stock-based compensation (b)	—	(11,415)	—	(10,220)
Other expenses: (c)
Accelerated depreciation	—	—	—	(5,463)
Other operating charges	—	(2,270)	—	(8,727)

Totals	$537,067	$117,813	$520,742	$115,203

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	Stock-based compensation includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock option expense	$3,450	$3,424	$6,799	$6,961
Restricted stock expense	2,323	1,679	4,616	3,259

Total	$5,773	$5,103	$11,415	$10,220

See Note 8 to the Condensed Consolidated Financial statements for a more complete description of stock-based compensation.

(c)	The Company recorded accelerated depreciation expense as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. See Note 5 to the Condensed Consolidated Financial Statements for a description of other operating charges.

In the second quarter of 2007, Insurance Services’ total revenue increased 11.5% to $125.2 million, compared to $112.3 million in the second quarter of 2006. For the first six months of 2007, total revenue increased 11.5% to $250.5 million compared to $224.6 million for the first six months of 2006. Internal revenue growth from the second quarter of 2006 to the second quarter of 2007 of 9.3% excludes $2.5 million of incremental acquisition revenue in 2007. Internal revenue growth for the six months ended June 30, 2007 was 8.6% from the same period of 2006, and excludes $6.0 million of incremental acquisition revenue in 2007. Internal revenue growth for the second quarter of 2007 was led by double-digit internal revenue growth in our claims and fraud analytics businesses, high single digit internal revenue growth in our data services business and approximately 10% internal revenue growth in our software business.

Operating income increased 4% in the Insurance Services group to $62.7 million for the second quarter of 2007, compared to $60.0 million in the second quarter of 2006. Operating profit margin was 50.1% for the second quarter of 2007, compared to 53.5% in the same period of 2006. The operating margin in the second quarter of 2007 was impacted by increasing software sales in our product mix, new product development and acquisitions.

Screening and Authentication Services’ total revenue and internal revenue remained essentially flat at $65.9 million in the second quarter of 2007, compared to $65.0 million in the second quarter of 2006. The internal revenue growth of 1.2% for the second quarter of 2007 excludes $0.1 million of incremental acquisition revenue in 2007. For the first six months of 2007, total revenue increased slightly to $127.3 million from $126.8 million for the same period of 2006. Offset by internal revenue decline in the first quarter of 2007, internal revenue was flat for the first six months of 2007 and excludes $0.6 million of incremental acquisition revenue in 2007. Double-digit internal revenue growth from our vital records, Bridger and MARI businesses was offset by negative internal revenue growth in our WorkPlace Solutions business due primarily to the effects of reduced hiring levels at many of our customers, primarily in the retail sector, and the pricing impact of a recently implemented long-term agreement with a major customer.

Operating income for Screening and Authentication Services for the second quarter of 2007 was $12.7 million, compared to $14.7 million for the same period of 2006, resulting in an operating profit margin of 19.3% for the second quarter of 2007 compared to 22.7% for the same period of 2006. This decrease is primarily due to the revenue decrease discussed above and increased selling and depreciation costs as we invested in additional middle market sellers to expand our revenue base and system enhancements to improve operating efficiency. Operating income for Screening and Authentication Services improved sequentially from $10.1 million for the first quarter of 2007 with operating profit margin of 16.4%. This sequential improvement is due primarily to cost controls in our backgrounds business, and streamlining processes and consolidating facilities in our drug testing business.

Financial and Professional Services’ total revenue and internal revenue increased slightly to $26.9 million for the second quarter of 2007 compared to $26.8 million in the second quarter of 2006. For the first six months of 2007, total revenue and internal revenue was essentially flat at $53.1 million compared to $52.8 million for the same period of 2006. These results reflect growth in financial services customers, offset by declining revenues in our mortgage-related Charles Jones business, a supplier of title and property lien searches in the Northeast.

Operating income in the Financial and Professional Services segment was $4.5 million in the second quarter of 2007, compared with $3.9 million for the same period of 2006. Operating profit margin increased to 16.7% from 14.6% in the second quarter of 2006, reflecting primarily the benefits of consolidating technology platforms in 2006.

Government Services’ total revenue and internal revenue for the second quarter of 2007 decreased 4.9% to $30.7 million in the second quarter of 2007, compared to $32.3 million in the second quarter of 2006. For the first six months of 2007, total revenue and internal revenue was flat at $63.4 million compared to $63.7 million for the same period of 2006. Declines in revenue were a result of significant weakness in our iMap business as a result of declines in government spending and the continued negative impact from declining data sales despite continued strong results in our software business.

In the Government Services segment, operating income was $1.0 million for the second quarter of 2007, a decrease from $2.9 million for the comparable period of 2006. Operating profit margin in Government Services for the second quarter of 2007 was 3.1%, compared to 8.8% in 2006, due primarily to the impact of declining iMap revenue and the ramp-up of fusion centers.

Marketing Services’ total second quarter revenue (which includes all of the Company’s revenue from reimbursable expenses) declined 14 percent to $20.7 million in 2007 from $24.2 million in 2006. Marketing Services’ service revenue for the second quarter of 2007 was $15.3 million compared to $19.1 million in 2006. Revenue for the first six months of 2007 (which includes all of the Company’s revenue from reimbursable expenses) declined 19 percent to $42.8 million in 2007 from $52.8 million in 2006. Marketing Services’ service revenue for the first six months of 2007 was $32.5 million compared to $41.0 million in 2006. These decreases in 2007 are due to continuing reductions in spending in the sub-prime mortgage lending market.

Operating income in Marketing Services was $0.8 million for the second quarter of 2007 compared with $2.1 million for the same period of 2006. Second quarter 2007 operating profit margin (excluding reimbursable expenses), was 4.9% (3.6% of total revenue) compared to 11.2% in 2006 (8.8% of total revenue), a decrease resulting from the revenue decline discussed above.

Corporate and shared expenses totaled $15.3 million for the second quarter of 2007, or 5.8% of total service revenue, compared to $14.5 million, or 5.7% of total service revenue in the second quarter of 2006. For the six months ended June 30, 2007, corporate and shared expenses were $31.9 million, or 6.0% of total service revenue compared to $29.4 million, or 5.8% of total service revenue for the same period of 2006. We expect corporate and shared expenses to be approximately 7% of service revenue for the full year 2007.

Stock-based compensation expense of $5.8 million ($4.4 million net of taxes) was recorded during the second quarter of 2007. Approximately $1.1 million of stock-based compensation expense in the second quarter of 2007 is included in cost of revenue with the remaining $4.7 million included in selling, general and administrative expenses. These amounts include restricted stock expense of $2.3 million ($1.4 million net of taxes), and stock option expense of $3.5 million ($2.9 million net of taxes). During the second quarter of 2006, the Company recorded $5.1 million ($3.8 million net of taxes) of stock-based compensation expense, which includes restricted stock expense of $1.7 million ($1.1 million net of taxes) and stock option expense of $3.4 million ($2.7 million net of taxes). Approximately $0.9 million of stock-based compensation expense in the second quarter of 2006 is included in cost of revenue with the remaining $4.2 million included in selling, general and administrative expenses. For the first six months of 2007, stock-based compensation expense of $11.4 million ($8.5 million net of taxes) was recorded with approximately $2.1 million included in cost of revenue with the remaining $9.3 million included in selling, general and administrative expenses. These amounts include restricted stock expense of $4.6 million ($2.8 million net of taxes), and stock option expense of $6.8 million ($5.6 million net of taxes). During the first six months of 2006, the Company recorded $10.2 million ($7.5 million net of taxes) of stock-based compensation expense, which includes restricted stock expense of $3.3 million ($2.0 million net of taxes) and stock option expense of $7.0 million ($5.5 million net of taxes). Approximately $1.9 million of stock-based compensation expense in the first six months of 2006 is included in cost of revenue with the remaining $8.4 million included in selling, general and administrative expenses.

Cash Flow and Liquidity Review

Summary of Cash Activities

Net cash provided by operating activities of continuing operations increased $46.7 million to $116.0 million for the six months ended June 30, 2007 from $69.3 million for the first six months of 2006. The increase in net cash provided by operating activities for the first six months of 2007 was driven primarily by strong collection efforts, tight management of operating expenses and accounts payable, and timing differences associated with federal income tax payments.

Net cash provided by investing activities of continuing operations for the six months ended June 30, 2007 was $4.2 million and included $28.6 million net proceeds for the sale of our businesses as part of our previously-announced plan to divest certain non-strategic assets, offset by $23.8 million in capital expenditures. The Company did not invest in any new businesses in the first six months of 2007. Net cash used by investing activities of $65.7 million in 2006 included $32.7 million for the acquisitions of Elios, Short Stop, USCerts, and ePolicy, Inc. and higher capital expenditures of $33.0 million.

Net cash used in financing activities was $116.9 million during the six months ended June 30, 2007 due primarily to $138.3 million in cash payments for repurchase of Company stock as part of its stock buyback program, $5.0 million in purchases of Company stock for the Company’s employee benefit trust, and $10.0 million of net repayments under the Receivables Facility, offset by net borrowings of $20.0 million under the Credit Facility. During the comparable period of 2006, the Company used net cash in financing activities of $18.9 million that included net borrowings of $15.0 million under the Company’s previous credit facility and $50.0 million under the Receivables Facility, primarily used to fund the acquisitions of Elios, Short Stop, USCerts, and ePolicy and the repurchase of $98.8 million of Company stock. At June 30, 2007, funds remaining under the share repurchase program of $33.9 million may be used for the Company to repurchase its common stock from time to time through August 18, 2007.

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the Credit Facility and Receivables Facility (see Note 7 to the Condensed Consolidated Financial Statements), the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, share repurchases under its stock buyback program (see Note 11 to the Condensed Consolidated Financial Statements), scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2007 capital expenditures for continuing operations will be approximately $55-$65 million. Any material variance of the Company’s operating results could require the Company to obtain additional equity or debt financing. In addition, investments in business, products, or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available to us on favorable terms.

The Company uses cash generated to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future. The Company may desire to obtain additional long-term financing for other strategic reasons. We anticipate no significant difficulty in obtaining long-term financing based on favorable experiences in the debt market in the recent past and the Company’s consistent high level of cash flow. ChoicePoint may also utilize an existing line of credit for overnight borrowings; however, no such borrowings were outstanding at June 30, 2007.

On October 25, 2006, ChoicePoint entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions. The Credit Facility, including the line of credit, expires October 25, 2011. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At June 30, 2007, there was $335.0 million outstanding under the Credit Facility and no borrowings under the line of credit. In addition, approximately $10.0 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. At June 30, 2007, the interest rate on the Credit Facility was 5.8%.

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis an undivided interest in all eligible trade accounts receivable, subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million, as amended in December 2006. Currently the Receivables Facility is payable in June 2008, but may be extended for additional one-year terms. The Company believes the Receivables Facility provides a relatively low cost of financing and is an additional source of debt capital with diversification from other alternatives. Net proceeds from the Receivables Facility were $90.0 million at June 30, 2007 and $100.0 million at December 31, 2006. At June 30, 2007, the interest rate on the Receivables Facility was 5.6%.

At June 30, 2007, the Company had an aggregate of approximately $290 million of available capacity under the above-referenced facilities. Scheduled maturities of long-term debt subsequent to June 30, 2007 are as follows: $90.0 million in 2008 and $335.0 million in 2011.

Interest and tax payments made during the six months ended June 30 totaled $16.0 million in 2007 and $41.6 million ($40.9 million net of refunds) in 2006.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at June 30, 2007 and the Company would have recorded additional depreciation expense of approximately $0.8 million ($0.5 million after tax) for the three months ended June 30, 2007 and $0.7 million ($0.4 million after tax) for the same period of 2006. For the six months ended June 30, 2007 and 2006, the Company would have recorded additional depreciation expense of approximately $1.6 million ($1.0 million after tax), and $1.3 million ($0.8 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivatives

Derivative financial instruments at June 30, 2007 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At June 30, 2007, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Swap Agreements which relate to the Company’s synthetic leases mature in January 2012, and the Swap Agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2007, the aggregate fair value of the outstanding Swap Agreements was an asset of $5.1 million which has been recorded net of taxes in accumulated other comprehensive income in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 9 to the Condensed Consolidated Financial Statements).

Critical Accounting Policies

The Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), which require the Company to make estimates and assumptions that may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Condensed Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Purchase Price Allocation

Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of June 30, 2007, certain of the Company’s purchase price allocations were based on preliminary estimates that may be revised in future periods as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment Charges

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 10 to the Condensed Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine the estimated fair value of the respective assets. These assumptions may change in the future due to economic conditions or in connection with the sale or integration of the Company’s business units, at which time ChoicePoint may be required to record impairment charges for these assets. The Company completed its last annual goodwill impairment review as of October 31, 2006 and no impairment charge was recorded as a result of this review. Assuming a 10% reduction in estimated annual cash flows in the 2006 annual impairment tests, the Company would have recorded impairment charges of approximately $6 million.

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

Software and Databases Developed for Internal Use

The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is calculated on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software and database costs, including data purchases, amounted to $6.7 million for the first six months of 2007 and $6.2 million for the same period of 2006.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of measurement for all share-based payment transactions with employees pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As of June 30, 2007, there was approximately $9.7 million in total unrecognized compensation cost related to restricted shares, $7.8 million related to deferred shares, $4.0 million related to phantom shares, and $2.4 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.8 years for restricted shares, 2.8 years for deferred shares, 2.6 years for phantom shares, and 1.5 years for share equivalent units. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock-based compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Condensed Consolidated Balance Sheets of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the accumulated benefit obligation for other postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements effective for the years ending after December 15, 2008. This provision did not have a material effect on the results of operations or financial position of the Company.

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

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the impact of our decision to discontinue certain services, the results of any litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining our data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, specifically the direct marketing and public filings markets, privacy matters and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, ability to continue our long-term business strategy, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the discussion of Risk Factors in Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of June 30, 2007. The information below should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

In the fourth quarter of 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into the Credit Facility with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes. At June 30, 2007, there was $335 million outstanding under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At June 30, 2007, the interest rate on the Credit Facility was 5.8%. The Credit Facility contains covenants customary for facilities of this type. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The Credit Facility, including the line of credit, expires on October 25, 2011.

In 2001, as amended in 2006, the Company and certain of its subsidiaries entered into the Receivables Facility with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. Currently, the Receivables Facility is payable in June 2008, but may be extended for additional one-year terms. Net proceeds from the Receivables Facility were $90.0 million at June 30, 2007, and the interest rate on the Receivables Facility was 5.6%.

The Company has entered into four interest-rate Swap Agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility. At June 30, 2007, the total notional amount under these Swap Agreements was $283.9 million consisting of the $12.5 million, $25.2 million and $46.2 million swap agreements related to the synthetic lease agreements which mature in January 2012, and $200.0 million related to the Credit Facility, which matures in October 2011. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. As of June 30, 2007, an aggregate of $83.9 million was outstanding under the Company’s synthetic lease agreements, all of which were hedged with the Swap Agreements. As of June 30, 2007, $335.0 million was outstanding under the Company’s Credit Facility, $200.0 million of which was hedged with the Swap Agreements.

Based on the Company’s overall interest rate exposure at June 30, 2007, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $2.3 million, based on the Company’s current level of borrowing.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented less than 5% of its consolidated revenues from continuing operations during the six months ended June 30, 2007 and approximately 9% of consolidated long-lived assets at June 30, 2007.

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Condensed Consolidated Balance Sheets. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Condensed Consolidated Statements of Operations. The Company has not hedged translational foreign currency exposure.

For the six months ended June 30, 2007, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $1.7 million, and a change in net income of $0.5 million.

Item 4.	Controls and Procedures

As required by the Securities and Exchange Commission (the “SEC”), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. The Company has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. To date, the court has not ruled on the pending motion. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006 on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco; (3) and granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit, then, issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. To date, the Court of Appeals has not ruled on the issue. On June 13, 2007, the Texas intervenors filed a motion to stay asking that the District Court stay implementation of the settlement approval process until the Court of Appeals has had time to evaluate the appeal. On July 26, 2007, the District Court denied the Texas intervenors’ motion. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts provided will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas (Taylor v. Acxiom Corporation), on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000 through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. A motion to stay proceedings in the Fresco litigation pending the outcome of the Texas court’s class certification determination in Taylor was also filed by such plaintiff. On July 26, 2007, the District Court for the Southern District of Florida denied the motion. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

Fraudulent Data Access

The Company’s response to the fraudulent data access and other similar incidents described in the Company’s previous public filings is ongoing.

The Company is involved in legal proceedings or investigations that relate to these matters. The Company is unable at this time to predict the outcome of these actions. The ultimate resolution of these matters could have a material adverse impact on the Company’s financial results, financial condition, and liquidity and on the trading price of the Company’s common stock. Regardless of the merits and ultimate outcome of these lawsuits and other proceedings, litigation and proceedings of this type are expensive and will require that substantial Company resources and executive time be devoted to defend these proceedings.

The Company has entered into a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires the Company to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, the Company did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds.

The Company has received a variety of inquiries and requests from state Attorneys General as a result of the fraudulent data access. Generally, these state Attorneys General are requiring that all affected individuals in each of their respective states receive appropriate notice. The Company has mailed notices to the potentially affected consumers identified to date. Effective June 5, 2007, the Company entered into an Assurance of Voluntary Compliance and Discontinuance (“AVC”) with the Attorneys General from 43 states and the District of Columbia. Terms of the AVC include: (a) a $500,000 payment for investigative costs, or for consumer education, local consumer aid funds, Attorneys General identity theft training, and/or for any other purpose authorized by state law, which payment is expressly not a penalty or fine; (b) on-going customer credentialing and audit requirements that do not materially differ from the Company’s current practices; (c) obtaining in 2008, 2010, and 2012, an assessment from a qualified, independent, third-party professional (the assessments that the Company must obtain to comply with the FTC Order satisfy this requirement); (d) undertaking certain record-keeping, monitoring and compliance activities that do not materially differ from the Company’s current practices; and (e) assurance that the Company will not misrepresent the manner or extent to which the Company maintains and protects the privacy, confidentiality, or security of any personally identifiable information collected from or about consumers.

The Company received notice from the SEC on May 12, 2005 that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in the Company’s stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents.

The Company was a Defendant in a purported class action lawsuit that resulted from the consolidation of four previously filed class actions in the United States District Court for the Central District of California, Harrington, et al. v ChoicePoint, CV05-1294. A similar purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, Wilson v. ChoicePoint Inc., 1-05-CV-1604. On July 10, 2006, the District Court consolidated the Wilson and Harrington cases. The court granted the Company’s motion for summary judgment on October 12, 2006. The Company entered into a settlement agreement with all of the plaintiffs on

February 9, 2007, pursuant to which we settled all outstanding claims for a total of $117,500, and as a result, the case was dismissed on June 7, 2007.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005 and in the Northern District of Georgia on March 11, 2005, March 22, 2005 and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending before the court. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss which is currently pending before the District Court. The Company intends to defend this lawsuit vigorously.

On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of the Company’s stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a motion for reconsideration, which was denied on June 18, 2007. On July 12, 2007, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, which was docketed on July 16, 2007. The Company intends to defend this lawsuit vigorously.

On June 27, 2005, the Company was served with a shareholder derivative lawsuit. The initial lawsuit was filed in the Superior Court of Gwinnett County, Georgia, and alleges that some of the Company’s officers breached their fiduciary duties by engaging in insider trading and requests unspecified compensatory damages, attorneys’ fees, costs and other relief. On July 6, 2005, a second shareholder derivative lawsuit was filed in the Superior Court of Fulton County, Georgia alleging that some of the Company’s officers engaged in insider trading and that all of the board members breached their fiduciary duties by failing to adequately oversee the Company’s operations. The Gwinnett County action was subsequently transferred to Fulton County, and the Superior Court of Fulton County has consolidated both cases into a single action, In re ChoicePoint Inc. Derivative Litigation, 2005-CV-103219. Plaintiffs seek unspecified compensatory and exemplary damages, attorneys’ fees, costs and other relief. On January 12, 2006, the Company moved to dismiss and answered the consolidated amended complaint. The court granted the Company’s motion to dismiss and dismissed the complaint on June 8, 2006. On June 28, 2006, the plaintiffs appealed the dismissal of their complaint to the Georgia Court of Appeals. On July 5, 2007, the Georgia Court of Appeals affirmed the lower court’s dismissal of the action. As Plaintiffs did not file a motion for reconsideration or a petition to the Supreme Court of Georgia for writ of certiorari by the due date of July 16, 2007, the dismissal of plaintiffs’ complaint is final.

The Company’s investigations as well as those of law enforcement continue. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, in accordance with current state law requirements, and if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties in accordance with ChoicePoint policy. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

Other Litigation

The Company also is involved in other litigation from time to time in the ordinary course of its business. The Company provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimable. The Company does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of the Company. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

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

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, the Company’s Board of Directors approved increases to the value of the Company’s buyback program up to a total of $725 million. On August 8, 2007, the Board of Directors further increased the value of the Company’s buyback program by $300 million to a total value of $1.025 billion. The Board of Directors also extended the buyback program an additional two years, through August 19, 2009.

The following table sets forth information regarding the repurchase of the Company’s common stock during the quarter ended June 30, 2007 (amounts in thousands except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2007	—	—	—	$82,076
May 1 through May 31, 2007	1,175	$40.99	1,175	$33,902
June 1 through June 30, 2007	—	—	—	$33,902

Total second quarter	1,175	$40.99	1,175	$33,902

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 1, 2007 the Company held its regular Annual Meeting of Shareholders. The following matters were submitted to a vote of security holders:

a)	Votes cast or withheld regarding the election of three directors for terms expiring in 2008:

	FOR	WITHHELD
Ray M. Robinson	67,983,707	1,297,612
Derek V. Smith	64,315,152	4,966,167
M. Anne Szostak	63,335,939	5,945,380

b)	Amendments to the Articles of Incorporation and to the Amended and Restated Bylaws of the Company to provide for majority voting for directors in uncontested elections;

FOR	AGAINST	ABSTAIN
68,566,134	536,348	178,837

c)	Amendment to the ChoicePoint Inc. 2006 Omnibus Incentive Plan to increase the number of shares of the Company’s common stock available for grant thereunder from 1,500,000 shares to 2,700,000 shares:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
52,080,983	11,999,983	194,336	5,006,017

d)	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31,2007:

FOR	AGAINST	ABSTAIN
68,507,868	645,388	128,063

Item 5.	Other Information

On June 25, 2007, the Company entered into Amendment No. 9 to a Loan Agreement among ChoicePoint Financial Inc., as Borrower, the Company, as Performance Guarantor, several of the Company’s wholly owned subsidiaries as Originators, Three Pillars Funding LLC, as Lender, and SunTrust Capital Markets, Inc., as Administrator (the “Loan Agreement”). The amendment extended the term of the Loan Agreement from June 25, 2007 to June 23, 2008.

Item 6.	Exhibits

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Amendment No. 9 to the Loan Agreement, dated as of June 25, 2007.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.
(Registrant)

August 8, 2007	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and Chief Executive Officer (Duly Authorized Officer)

August 8, 2007	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Amendment No. 9 to the Loan Agreement, dated as of June 25, 2007.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.