Form 10-Q
period 2007-09-30
CHOICEPOINT INC
filed 2007-11-08
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.10 par value per share	71,535,929

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

INDEX

Page No.
Part I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Statements of Operations (unaudited) – Three Months Ended September 30, 2007 and 2006 and Nine Months Ended September 30, 2007 and 2006	3

Condensed Consolidated Balance Sheets (unaudited) – September 30, 2007 and December 31, 2006	4

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) – Nine Months Ended September 30, 2007	5

Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	35

Part II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Exhibit Index	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Service revenue	$265,154	$256,538	$784,358	$753,829
Reimbursable expenses	5,640	4,934	15,911	16,744

Total revenue	270,794	261,472	800,269	770,573

Costs and expenses:
Cost of revenue	139,673	135,215	416,220	397,346
Reimbursable expenses	5,640	4,934	15,911	16,744
Selling, general and administrative	63,999	58,286	187,817	173,324
Other operating charges (Note 5)	2,761	116,054	4,961	124,781

Total costs and expenses	212,073	314,489	624,909	712,195

Operating income (loss)	58,721	(53,017)	175,360	58,378
Interest expense	6,690	4,693	19,367	9,858

Income (loss) from continuing operations before income taxes	52,031	(57,710)	155,993	48,520
Provision for (benefit from) income taxes	19,773	(23,006)	59,794	19,013

Income (loss) from continuing operations	32,258	(34,704)	96,199	29,507
Loss from discontinued operations, net of taxes (Note 6)	(31,007)	(37,512)	(31,456)	(36,252)

Net income (loss)	$1,251	$(72,216)	$64,743	$(6,745)

Earnings per share (Note 8)
Basic:
Income (loss) from continuing operations	$0.44	$(0.43)	$1.30	$0.35
Loss from discontinued operations	(0.43)	(0.46)	(0.42)	(0.43)

Net income (loss)	$0.02	$(0.89)	$0.87	$(0.08)

Diluted:
Income (loss) from continuing operations	$0.44	$(0.43)	$1.27	$0.34
Loss from discontinued operations	(0.42)	(0.46)	(0.42)	(0.42)

Net income (loss)	$0.02	$(0.89)	$0.86	$(0.08)

Weighted average shares – basic	72,522	81,551	74,101	84,131
Dilutive effect of stock options and other share-based awards	1,307	—	1,609	2,560

Weighted average shares – diluted	73,829	81,551	75,710	86,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,487	$26,612
Accounts receivable, net of allowance for doubtful accounts of $7,014 in 2007 and $6,484 in 2006	245,017	222,856
Other current assets	37,625	36,538
Assets of businesses held for sale (Note 6)	11,848	31,513

Total current assets	331,977	317,519
Property and equipment, net	59,054	68,167
Goodwill	765,697	798,463
Other acquisition intangible assets, net	75,321	81,930
Deferred tax assets	18,776	8,560
Other assets, net	77,804	71,453

Total assets	$1,328,629	$1,346,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$—	$100,011
Accounts payable	58,937	60,913
Accrued salaries and bonuses	25,841	24,811
Income taxes payable	24,370	5,833
Deferred income taxes	2,522	391
Other current liabilities	127,476	114,807
Liabilities of businesses held for sale (Note 6)	2,512	3,231

Total current liabilities	241,658	309,997
Long-term debt, less current maturities	515,000	315,028
Postretirement benefit obligations	20,287	20,818
Deferred tax liabilities	874	1,050
Other long-term liabilities	33,720	32,212

Total liabilities	811,539	679,105
Minority interest	26,770	—
Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized—400,000; shares issued—93,296 in 2007 and 91,778 in 2006	9,330	9,178
Paid-in capital	543,254	500,859
Retained earnings	799,076	735,312
Accumulated other comprehensive income, net	7,492	4,601
Treasury stock, at cost, 23,009 shares in 2007 and 15,731 shares in 2006	(868,832)	(582,963)

Total shareholders’ equity	490,320	666,987

Total liabilities and shareholders’ equity	$1,328,629	$1,346,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Balance, December 31, 2006		$9,178	$500,859	$735,312	$4,601	$(582,963)	$666,987
Cumulative effect of adoption of FIN 48		—	—	(979)	—	—	(979)

Adjusted Balance, December 31, 2006		9,178	500,859	734,333	4,601	(582,963)	666,008

Net income	$64,743	—	—	64,743	—	—	64,743
Change in fair value of derivatives, net of deferred taxes of $900	(1,354)	—	—	—	(1,354)	—	(1,354)
Change in cumulative foreign currency translation adjustment	4,245	—	—	—	4,245	—	4,245

Comprehensive income	$67,634

Restricted and other stock plans, net		18	9,757	—	—	(2,475)	7,300
Common stock repurchased		—	—	—	—	(278,325)	(278,325)
Redemption of stock-based awards (Note 8)			(13,222)			(573)	(13,795)
Stock acquired for or distributed from employee benefit trust		—	1,203	—	—	(4,496)	(3,293)
Proceeds from stock options exercised		134	18,621	—	—	—	18,755
Stock option expense		—	9,801	—	—	—	9,801
Tax benefit of stock options exercised		—	16,235	—	—	—	16,235

Balance, September 30, 2007		$9,330	$543,254	$799,076	$7,492	$(868,832)	$490,320

The accompanying notes are an integral part of this condensed consolidated financial statement.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$64,743	$(6,745)
Loss from discontinued operations, net of taxes	31,456	36,252

Income from continuing operations	96,199	29,507
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	53,223	56,000
Non-cash components of other operating charges	505	120,158
Compensation expense recognized under stock-based compensation plans	17,101	16,437
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(20,748)	(31,200)
Other current assets	(1,645)	11,294
Deferred income taxes	13,084	(40,246)
Estimated income taxes	15,587	4,050
Current liabilities, excluding debt and income taxes	15,720	(1,058)
Other long-term liabilities	(1,982)	(1,212)

Net cash provided by operating activities—continuing operations	187,044	163,730
Net cash (used in) provided by operating activities—discontinued operations	(5,435)	4,434
Cash flows from investing activities:
Proceeds from the disposition of discontinued operations	28,598	18,000
Acquisitions, net of cash acquired	(863)	(59,389)
Additions to property and equipment	(13,562)	(15,160)
Additions to other assets	(23,371)	(29,237)

Net cash used in investing activities—continuing operations	(9,198)	(85,786)
Net cash used in investing activities—discontinued operations	(211)	(10,716)
Cash flows from financing activities:
Borrowings under Credit Facility	255,000	265,000
Payments on Credit Facility	(55,000)	(30,000)
Borrowings under Receivables Facility	55,000	100,000
Payments on Receivables Facility	(155,000)	(75,000)
Other debt, net	(4)	2
Settlement of derivatives	233	—
Repurchase of common stock	(278,325)	(331,750)
Redemption of stock-based awards (Note 8)	(13,795)	(292)
Purchase of stock held by employee benefit trust	(5,000)	—
Tax benefit of stock options exercised	16,235	2,304
Proceeds from exercise of stock options	18,755	13,511

Net cash used in financing activities—continuing operations	(161,901)	(56,225)
Net cash used in financing activities—discontinued operations	(5)	(18)

Effect of foreign currency exchange rates on cash and cash equivalents	581	473

Net increase in cash and cash equivalents	10,875	15,892
Cash and cash equivalents, beginning of period	26,612	21,337

Cash and cash equivalents, end of period	$37,487	$37,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

During 2006, the Company announced its intent to divest various businesses, including its forensic DNA business (“Bode”), shareholder services businesses (“EquiSearch”), and the businesses that collect bankruptcy, lien and judgment (“BLJ”) records and provide them on a wholesale, bulk basis. Additionally, in September 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business. These businesses, all of which have been sold as of September 30, 2007, are presented as discontinued operations. Additionally, in September 2007, the Company decided to divest its iMap business, which was previously included in the Government Services segment. The Company has met all the required criteria under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to classify its iMap business as held for sale and has therefore presented this business as discontinued operations at September 30, 2007. Historical information in the following discussions and tables has been reclassified to conform to the current presentation. See Note 6 for additional discussion of these businesses.

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

The Screening and Authentication Services group focuses on employment screenings, tenant screening, vital records and customer enrollment businesses. WorkPlace Solutions background screening products include instant on-line solutions, as well as comprehensive employment and background checks, drug testing and tenant screening. Many customers utilize ChoicePoint’s National Criminal File, a comprehensive database of criminal files that includes criminal conviction records across all 50 states. Formed in 2006, this segment now offers vendor screening, a one-stop solution that helps organizations manage risk and compliance requirements with third-party vendors. Other businesses in this segment include VitalChek®, an on-line service that enables consumers to order vital records, such as birth certificates, marriage licenses and death certificates over the Internet or telephone using credit cards, a service otherwise not available through most government agencies.

The Financial and Professional Services group provides public information solutions primarily to retail and commercial banking, mortgage lending and legal services industries. These services help companies with risk management, enhanced due diligence, verification and business credentialing, and allow companies to better mitigate financial and reputational risk and improve their processes and productivity.

The Government Services group provides information, analytics, and distribution solutions that support the missions of federal, state and local government and international law enforcement and other government agencies. By combining these proven solutions, Government Services is capable of overcoming information sharing issues that can threaten public safety.

The Marketing Services group is a leading provider of direct marketing and database solutions to the insurance and financial services industries. These solutions help businesses acquire and grow customer relationships through the integration of data, data management, analytics and marketing technologies.

2.	Basis of Presentation

The condensed consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions between entities included in the condensed consolidated financial statements have been eliminated. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of ChoicePoint as of September 30, 2007, the results of operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The adjustments have been of a normal recurring nature.

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

Revenue

ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $54.3 million as of September 30, 2007 and $45.5 million as of December 31, 2006. In addition to the general policy discussed above, the following are the specific revenue recognition policies for the Company’s major business lines and for multiple-element arrangements:

Information Services

Revenue for the P&C personal lines, public filing searches, employment background screening and drug testing, vital records and other services in the Screening and Authentication Services and the Financial and Professional Services segments is generally earned on a transactional basis and recognized as the services are delivered. Revenue from non-transaction-based arrangements such as subscription licenses and fixed fee arrangements is recognized over the period in which the customer is using the service. Provisions for bad debts are recognized during the period in which they are estimable, and provisions for volume discounts are recognized during the period in which they are applicable.

Marketing Services

Revenues in the Company’s teleservices, print and data fulfillment services are recognized when projects are completed and delivered (typically within one month) in accordance with contractual terms. Certain database management services in the Company’s Marketing Services segment represent hosting arrangements. The contracts for these services are in essence a periodic service agreement to provide database services to a specific customer. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”

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

Pass-through Expense

The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Condensed Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended September 30, pass-through expense was $206.0 million in 2007 and $200.1 million in 2006. For the nine months ended September 30, pass-through expense was $628.6 million in 2007 and $613.6 million in 2006.

Reimbursable Expenses

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges included in the Company’s Marketing Services segment for the three months ended September 30 totaled $5.6 million in 2007 and $4.9 million in 2006 and have been presented as revenues and expenses in the corresponding Condensed Consolidated Statements of Operations (unaudited). For the nine months ended September 30, reimbursable expenses were $15.9 million in 2007 and $16.7 million in 2006.

Income Taxes

ChoicePoint’s effective tax rate was 38.0% for the quarter ended September 30, 2007, and 38.3% for the nine months ended September 30, 2007, compared to 39.9% for the quarter ended September 30, 2006, and 39.2% for the nine months ended September 30, 2006. The lower effective tax rate in the first nine months of 2007 compared to the first nine months of 2006 was due to a reduction in the overall effective tax rate as a result of changes in the corporate structure of certain subsidiaries in the first quarter of 2007, anticipated foreign tax credits and the reinstatement of the Federal R&D tax credit at the end of 2006. At September 30, 2007, accrued income taxes increased to $24.4 million from $5.8 million at December 31, 2006, due to the tax provision for the nine months ended September 30, 2007, and the timing of tax payments. Tax payments made during the nine months ended September 30 totaled $13.9 million in 2007 and $54.3 million ($53.6 million net of refunds) in 2006.

ChoicePoint and its subsidiaries file a consolidated federal income tax return in the U.S. federal jurisdiction, and the separate legal entities file in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations by tax authorities for years before 2004 and state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The Company had a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recorded an additional $0.1 million in income tax expense for interest and penalties during the three months ended September 30, 2007, and $0.3 million for the nine months ended September 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.9 million, which includes interest and penalties of $2.2 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ending September 30, 2008.

5.	Other Operating Charges

Other operating charges include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Asset impairments	$200	$114,720	$505	$120,157
Lease abandonment, severance, and other expenses	2,448	411	5,277	1,948
Fraudulent data access related expense (benefit)	113	923	(821)	2,676

Total other operating charges	$2,761	$116,054	$4,961	$124,781

The Company recorded other operating charges of $5.0 million ($3.0 million net of taxes) during the first nine months of 2007 that included $5.8 million ($3.5 million net of taxes) of asset impairments, lease abandonment, severance and other costs, primarily related to the consolidation of facilities and a net benefit of $0.8 million ($0.5 million net of taxes) due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

The Company recorded other operating charges of $124.8 million ($75.1 million net of taxes) during the first nine months of 2006 that included $122.1 million ($73.4 million net of taxes) of asset impairments and severance associated with our Marketing Services segment, and $2.7 million ($1.6 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access.

As of September 30, 2007, $8.3 million was accrued for obligations related to the above charges incurred to date that includes $3.4 million for legal and other fees associated with the fraudulent data access, and $4.9 million related to severance and lease abandonment costs.

6.	Discontinued Operations

During the first nine months of 2007, as part of its previously announced plan to divest certain non-strategic or under-performing assets, the Company completed the sale of its Bode, BLJ and EquiSearch businesses for total net proceeds as of September 30, 2007 of $28.6 million. The Company expects working capital settlements related to these sales to be finalized by December 31, 2007.

In September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. The Company has met all the required criteria under SFAS 144 to classify its iMap business as held for sale and has therefore presented this business as discontinued operations.

The following amounts for the above businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Total revenue from discontinued operations	$2,262	$15,341	$13,743	$46,440

Loss from discontinued operations	$(49,763)	$(57,119)	$(50,212)	$(54,977)
Loss on sale of discontinued operations	(250)	(4,941)	(494)	(4,941)
Income tax benefit	19,006	24,548	19,250	23,666

Loss from discontinued operations, net of tax	$(31,007)	$(37,512)	$(31,456)	$(36,252)

In connection with the decision to divest its iMap business, the Company recorded a pre-tax charge of $48.8 million ($30.3 million after tax benefit) in the third quarter of 2007, to reflect the currently estimated net proceeds to be realized from selling the business.

During the third quarter of 2006, the Company recorded a pre-tax charge of $58.0 million ($34.9 million after tax benefit) of asset impairments related to its Bode, EquiSearch and BLJ businesses to reflect the estimated net proceeds then expected to be realized from selling those businesses.

At September 30, 2007, the Company has classified certain assets and liabilities associated with the iMap discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets in accordance with the guidance in SFAS 144. A total of $11.8 million of assets have been classified as assets of businesses held for sale and $2.5 million of liabilities have been classified as liabilities of businesses held for sale on the September 30, 2007 Condensed Consolidated Balance Sheets (unaudited).

The following table details the components of the assets and liabilities of businesses held for sale at September 30, 2007:

September 30, 2007
Accounts receivable, net of allowance for doubtful accounts of $33	$892
Other current assets	523
Property and equipment, net	1,398
Goodwill	8,393
Other acquisition intangible assets, net	338
Other assets, net	304

Total assets of businesses held for sale	11,848
Accounts payable	150
Other current liabilities	2,362

Total liabilities of businesses held for sale	2,512

Total net assets of business held for sale	$9,336

The Company reclassified certain assets and liabilities of certain businesses to assets and liabilities of businesses held for sale in the fourth quarter of 2006. The net assets of these businesses classified as assets held for sale on the Condensed

Consolidated Balance Sheet at December 31, 2006 was $28.3 million. The results of operations for these businesses are also classified as discontinued operations in 2006 and 2007.

7.	Debt and Other Financing

In the fourth quarter of 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes. At September 30, 2007, there was $515 million of outstanding borrowings under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. At September 30, 2007, the interest rate on the Credit Facility was 5.7%. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At September 30, 2007, there were no borrowings outstanding under the line of credit, and approximately $10.0 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The Credit Facility contains covenants customary for facilities of this type. Such covenants include limitations, in certain circumstances, on the ability of the Company and its subsidiaries to (i) effect a change of control of the Company, (ii) incur certain types of liens, and (iii) transfer or sell assets. The Credit Facility also requires compliance with financial covenants, including (i) maximum funded debt to EBITDA ratio and (ii) minimum interest coverage.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable, subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million on the sale of accounts receivable. Currently, the Receivables Facility is payable in June 2008, but may be extended for additional one-year terms. Due to certain contractual removal-of-accounts provisions, the Receivables Facility has been recorded as an on-balance sheet financing transaction in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company believes the Receivables Facility provides a relatively low cost of financing and is an additional source of debt capital with diversification from other alternatives. There were no borrowings under the Receivables Facility at September 30, 2007. Net proceeds from the Receivables Facility were $100.0 million at December 31, 2006.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at September 30, 2007, and the Company would have recorded additional depreciation expense of approximately $0.8 million ($0.5 million after tax) for the three months ended September 30, 2007, and $0.7 million ($0.4 million after tax) for the same period of 2006. For the nine months ended September 30, 2007 and 2006, the Company would have recorded additional depreciation expense of approximately $2.4 million ($1.5 million after tax), and $2.0 million ($1.2 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivative financial instruments at September 30, 2007, consisted of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At September 30, 2007, the total notional amount under these Swap Agreements was $283.9 million. Of the total notional amount of the Swap Agreements are individual agreements for $12.5 million, $25.2 million and $46.2 million related to the synthetic lease agreements that became effective in March 2007 and mature in January 2012. The final swap agreement for $200.0 million is related to the Credit Facility, became effective in March 2007 and matures in October 2011. All of the Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company measures all derivatives at fair value and recognizes them in the Condensed Consolidated Balance Sheets (unaudited) as an asset or liability depending on ChoicePoint’s rights or obligations under the applicable derivative contract. As of September 30, 2007, the aggregate fair value of the outstanding Swap Agreements was a liability of $2.1 million which has been recorded net of taxes in accumulated other comprehensive income in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties.

At September 30, 2007, the Company had an aggregate of approximately $200 million of available capacity under the above facilities. The scheduled maturity of long-term debt subsequent to September 30, 2007, is $515.0 million in 2011. Interest payments made during the nine months ended September 30 totaled $19.3 million in 2007 and $9.3 million in 2006.

8.	Earnings Per Share and Stock-Based Compensation

Earnings Per Share – The Company has computed basic and diluted earnings per share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. For the three months and nine months ended September 30, 2007 and 2006, outstanding options to purchase approximately 3.2 million and 3.3 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive.

Additionally, as a result of the reclassification of the Marketing Services segment from discontinued operations in the third quarter of 2006 to continuing operations in the fourth quarter of 2006, the Company reported a loss from continuing operations for the three months ended September 30, 2006. Accordingly, the share count used in the Company’s earnings per share calculation for the three months ended September 30, 2006 now excludes the effect of stock options and other share-based awards because such effect would be anti-dilutive.

Stock Options – On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Omnibus Plan”). Under the 2006 Omnibus Plan, as amended in May 2007, up to 2,700,000 shares of the Company’s common stock may be issued pursuant to awards granted thereunder, with limitations on specific kinds of awards that may be issued or transferred, or in payment of dividend equivalents paid with respect to such awards. A variety of discretionary awards for officers, directors and full-time employees of ChoicePoint, and others who render significant services are authorized under the 2006 Omnibus Plan, including incentive and non-qualified stock options, restricted shares, deferred shares, share equivalent units, tandem appreciation rights and/or free-standing appreciation rights, performance shares and performance units. The vesting of such awards may be conditioned upon either a specified period of service or the attainment of certain performance goals as determined by the Management Compensation and Benefits Committee of the Company’s Board of Directors. Option exercise prices are set at the closing price of ChoicePoint’s common stock on the New York Stock Exchange on the date of grant, and option terms do not exceed seven years.

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

The fair value of stock options granted in 2006 and 2007 was determined on the grant date using assumptions for the expected term, expected volatility, dividend yield and the risk-free interest rate. The term assumption was primarily based on the seven year contractual term of the options and historical data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level was based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The periodic expense was then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the periodic expense. The Company’s estimate of pre-vesting forfeitures was primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest.

As of September 30, 2007, there was approximately $18.3 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.6 years.

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of September 30, 2007, and changes during the nine months then ended is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	11,546	$31.51
Granted	1,190	38.46
Canceled/forfeited	(582)	43.06
Exercised	(1,987)	15.48

Outstanding, September 30, 2007	10,167	$34.81	4.8	$55,418
Exercisable, September 30, 2007	5,901	$30.19	4.2	$53,249

The aggregate intrinsic value of options exercised during the quarter ended September 30 was $3.4 million in 2007 and $1.1 million in 2006. For the nine months ended September 30, the intrinsic value of options exercised was $44.4 million in 2007 and $7.9 million in 2006.

Other Stock-Based Awards – On a periodic basis, certain key officers, employees, and directors of the Company are granted restricted shares under the above plans. During the nine months ended September 30, 2007, 173,100 shares were awarded with a weighted average market value at the date of grant of $38.95 per share. During the same period of 2006, 138,400 shares were awarded with a weighted average market value per share of $45.65. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. No deferred shares were granted under the above plans during the nine months ended September 30, 2007. During the same period of 2006, 75,000 deferred shares were granted at a weighted average market price of $ 45.75 per share. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. Additionally, certain key employees may be granted share equivalent units under the above plans. During the nine months ended September 30, 2007, the Company granted 32,240 share equivalent units at a weighted average market value at the date of grant of $38.27. During the same period of 2006, 23,786 share equivalent units were granted at a weighted average market value at the date of grant of $43.72. The market value of the restricted shares, deferred shares and share equivalent units is being charged to expense over the vesting periods through June 2010. The pre-tax compensation cost charged against income for these awards for the three months ended September 30 was $2.7 million in 2007 and $1.9 million in 2006. For the nine months ended September 30, pre-tax compensation cost charged against income was $7.3 million in 2007 and $5.2 million in 2006.

Additionally, on a periodic basis, certain key officers are granted phantom shares under the ChoicePoint Inc. Deferred Compensation Plan. During the nine months ended September 30, 2007, 117,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. The market value of the phantom shares is being charged to expense over the vesting periods through February 2010. The pre-tax compensation cost charged against income for these awards for the three months and nine months ended September 30, 2007 was $0.4 million and $1.0 million respectively. No phantom shares were granted during the first nine months of 2006.

A summary of the status of the Company’s restricted shares, deferred shares, phantom shares and share equivalent units as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2006	778,196	$41.88
Granted	322,340	38.92
Vested	(56,049)	40.04
Forfeited	(59,500)	43.24

Balance at September 30, 2007	984,987	$40.94

No shares vested during the three months ended September 30, 2007. The aggregate fair value of shares vested during the quarter ended September 30, 2006 was $0.4 million. The aggregate fair value of shares vested during the nine months ended September 30 was $2.2 million in 2007 and $1.8 million in 2006.

As of September 30, 2007, there was approximately $8.0 million in total unrecognized compensation cost related to restricted shares, $7.1 million related to deferred shares, $3.6 million related to phantom shares and $1.8 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.6 years for restricted shares, 2.6 years for deferred shares, 2.6 years for phantom shares and 1.1 year for share equivalent units.

A summary of the expense recognized for stock options and other stock-based awards during the three months and nine months ended September 30, 2007 and 2006, is presented below (in thousands):

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Stock Options	Other Stock- Based Awards	Total Stock-Based Compensation	Stock Options	Other Stock- Based Awards	Total Stock-Based Compensation
Cost of revenue	$931	$—	$931	$1,157	$—	$1,157
Selling, general and administrative expenses	2,071	2,684	4,755	3,127	1,933	5,060

Total expense	$3,002	$2,684	$5,686	$4,284	$1,933	$6,217
Expense net of tax	$2,516	$1,664	$4,180	$3,465	$1,198	$4,663

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Stock Options	Other Stock- Based Awards	Total Stock- Based Compensation	Stock Options	Other Stock- Based Awards	Total Stock- Based Compensation
Cost of revenue	$3,038	$—	$3,038	$3,036	$—	$3,036
Selling, general and administrative expenses	6,763	7,300	14,063	8,209	5,192	13,401

Total expense	$9,801	$7,300	$17,101	$11,245	$5,192	$16,437
Expense net of tax	$8,140	$4,525	$12,665	$8,927	$3,219	$12,146

Under ChoicePoint’s stock incentive plans, employees may surrender stock-based awards or shares of the Company’s common stock to the Company in payment of minimum tax obligations due upon the exercise of options or upon the vesting of grants of other stock based awards. During the nine months ended September 30, 2007 employees surrendered 341,224 options upon the exercise of stock options in payment of such minimum tax obligations. No options were surrendered during the nine months ended September 30, 2006. Additionally, during the nine months ended September

30, 2007 and 2006, employees surrendered 14,832 and 6,634 shares, respectively, to the Company upon the vesting of restricted shares in payment of such minimum tax obligations. The value of the awards was based on the market price on the date of surrender for an aggregate value of $13.8 million, or $38.75 per share, for the nine months ended September 30, 2007 and $0.3 million, or $43.96 per share, for the nine months ended September 30, 2006.

9.	Comprehensive Income

Comprehensive income and its components for the nine month period ended September 30, 2007, is presented in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited). Total comprehensive income for the nine months ended September 30, was as follows:

(In thousands)	2007	2006
Net income	$64,743	$(6,745)
Change in fair value of cash flow hedges, net of deferred taxes	(1,354)	255
Change in cumulative foreign currency translation adjustment	4,245	7,088

Comprehensive income	$67,634	$598

Accumulated other comprehensive income consisted of the following:

	September 30,	December 31,
(In thousands)	2007	2006
Cumulative foreign currency translation adjustment	$5,172	$927
Cash flow hedges	(1,142)	212
Other	79	79
Adoption of SFAS No. 158	3,383	3,383

Total	$7,492	$4,601

10.	Acquisitions

Effective July 1, 2007, the Company contributed the assets of its Charles Jones subsidiary to a new venture in which ChoicePoint retained a 70% ownership interest. Charles Jones is the premier provider of judgment searches in their primary service area, New Jersey. The minority partner in the venture received a 30% ownership interest for its contributed assets. The incremental fair value of the net assets contributed by the minority party, including goodwill of $18.8 million, is estimated to be approximately $27 million. These assets are included in the Company’s consolidated balance sheet and were allocated to the Financial and Professional Services segment. The allocation of the Company’s investment to the assets and liabilities of the joint venture is preliminary and subject to change based on the acquired asset valuations. The new venture, which will be consolidated by ChoicePoint, is not expected to have a material impact on our consolidated operating results or financial condition in 2007. Net income of the venture is allocated to each party based upon its respective ownership interest except during the first three years, when ChoicePoint will be allocated net income sufficient to support the distribution of certain minimum amounts defined in the agreement. The difference between the minimum amounts and the amounts ChoicePoint would receive based upon its ownership interest is not material to ChoicePoint’s consolidated net income. The minority partner also has the opportunity to earn additional ownership interest in future years based upon the performance of the business.

11.	Goodwill and Intangible Assets

A summary of the change in goodwill during the nine months ended September 30, 2007, is as follows:

(In thousands)	December 31, 2006	Adjustments		Other Changes		September 30, 2007
Insurance Services	$87,181	$2,467	(a)	$—		$89,648
Screening and Authentication Services	313,434	169		—		313,603
Financial and Professional Services	142,014	18,753	(b)	—		160,767
Government Services	156,212	(57,229	)(c)	3,074	(d)	102,057
Marketing Services	99,622	—		—		99,622

Total	$798,463	$(35,840)		$3,074		$765,697

(a)	Of this amount, $1.3 million represents adjustments to the purchase price allocations of ePolicy and Steel Card, both of which were acquired in 2006. The remaining amount relates to final working capital adjustments associated with the acquisitions of Elios (also acquired in 2006) and Steel Card.
(b)	Represents additional goodwill recorded related to the Charles Jones venture discussed in Note 10 above.
(c)	Represents $48.8 million of impairment and $8.4 million of goodwill reclassified to assets held for sale during the third quarter of 2007 related to our decision to divest the iMap business unit. Due to the decision to divest iMap, and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performed an impairment evaluation of its remaining Government Services reporting unit at September 30, 2007.
(d)	Effect of foreign currency translation on goodwill.

As of September 30, 2007 and December 31, 2006, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of September 30, 2007			As of December 31, 2006
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$48,530	$(31,352)	$17,178	$54,571	$(32,124)	$22,447
Purchased data files	22,427	(4,110)	18,317	16,320	(3,995)	12,325
Software	46,255	(27,468)	18,787	47,103	(22,513)	24,590
Non-compete agreements	13,657	(9,499)	4,158	14,207	(8,481)	5,726
Trademarks/trade names	16,278	—	16,278	16,076	—	16,076
Other intangible assets	9,713	(9,110)	603	9,713	(8,947)	766

Total	$156,860	$(81,539)	$75,321	$157,990	$(76,060)	$81,930

The Company recorded amortization expense related to these other acquisition intangibles (excluding indefinite life assets such as trademarks/trade names) for the nine months ended September 30, 2007, of $12.5 million, compared to $12.2 million for the comparable period of 2006. Estimated full-year amortization expense for the next five years is $15.6 million for 2007, $13.1 million for 2008, $11.5 million for 2009, $5.6 million for 2010 and $2.8 million for 2011.

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

During the three months ended September 30, 2007, the Company repurchased 3.6 million shares at an average cost of $38.66 per share. During the nine months ended September 30, 2007, the Company repurchased 7.1 million shares at an average cost of $39.09 per share. The Company has repurchased a total of 21.4 million shares for $831.2 million under the stock buyback program, leaving $193.8 million available for repurchase in the program.

13.	Segment Disclosures

ChoicePoint’s continuing operations are focused on five primary markets – Insurance Services, Screening and Authentication Services, Financial and Professional Services, Government Services and Marketing Services, which constitute its five reportable segments. See Note 1 for a description of each reportable segment. During the nine months ended September 30, 2007, less than 5% of the Company’s total revenue was generated outside of the United States, and no customer represented more than 10% of total revenue. Revenues and operating income (loss) for the three months and nine months ended September 30, 2007 and 2006 for the five segments are presented below.

	Three months ended September 30, 2007		Three months ended September 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income (Loss)
Insurance Services	$129,211	$65,032	$116,118	$60,594
Screening and Authentication Services	64,556	13,237	66,832	15,740
Financial and Professional Services	26,488	3,030	25,530	3,044
Government Services	30,579	3,268	28,969	2,400
Marketing Services
Service revenue	14,320	495	19,089	2,834
Reimbursable expenses	5,640	—	4,934	—

Total Marketing Services	19,960	495	24,023	2,834
Corporate and shared (a)	—	(17,894)	—	(15,358)
Stock-based compensation (b)	—	(5,686)	—	(6,217)
Other operating charges	—	(2,761)	—	(116,054)

Totals	$270,794	$58,721	$261,472	$(53,017)

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$379,678	$192,938	$340,742	$181,448
Screening and Authentication Services	191,875	36,018	193,632	44,707
Financial and Professional Services	79,619	10,567	78,324	9,418
Government Services	86,353	5,211	81,027	5,277
Marketing Services
Service revenue	46,833	2,444	60,104	8,971
Reimbursable expenses	15,911	—	16,744	—

Total Marketing Services	62,744	2,444	76,848	8,971
Corporate and shared (a)	—	(49,756)	—	(44,762)
Stock-based compensation (b)	—	(17,101)	—	(16,437)
Other expenses: (c)
Accelerated depreciation	—	—	—	(5,463)
Other operating charges	—	(4,961)	—	(124,781)

Totals	$800,269	$175,360	$770,573	$58,378

Assets

(In thousands)	September 30, 2007	December 31, 2006
Insurance Services	$292,506	$274,029
Screening and Authentication Services	374,264	368,732
Financial and Professional Services	256,248	223,783
Government Services	174,632	239,537
Marketing Services	140,213	137,079
Unallocated & Other (d)	78,918	71,419
Assets Held for Sale	11,848	31,513

Total	$1,328,629	$1,346,092

Depreciation & Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Insurance Services	$4,502	$4,023	$13,313	$10,093
Screening and Authentication Services	3,759	3,373	11,252	9,710
Financial and Professional Services	2,966	3,122	8,907	9,429
Government Services	3,092	2,900	9,213	8,981
Marketing Services	1,254	1,658	3,851	4,961
Unallocated & Other (d)	2,218	2,401	6,687	7,363
Accelerated Depreciation (c)	—	—	—	5,463

Total	$17,791	$17,477	$53,223	$56,000

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	Stock-based compensation includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock option expense	$3,002	$4,284	$9,801	$11,245
Restricted stock expense	2,684	1,933	7,300	5,192

Total	$5,686	$6,217	$17,101	$16,437

See Note 8 for a more complete description of stock-based compensation.

(c)	The Company recorded accelerated depreciation expense as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. See Note 5 for a description of other operating charges.
(d)	Unallocated & Other includes certain corporate items and eliminations that are not allocated to the segments.

14.	Employee Benefits

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$13	$13	$38	$40
Interest cost on accumulated benefit obligation	316	337	948	1,012
Amortization of net gain	(60)	(18)	(179)	(55)
Amortization of prior service cost	(29)	(53)	(86)	(159)

Net periodic postretirement benefit expense	$240	$279	$721	$838

ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. As of September 30, 2007 and December 31, 2006, the Company has recorded a liability of $22.2 million and $22.0 million, respectively, which is included in other long-term liabilities in the Condensed Consolidated Balance Sheets (unaudited).

15.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2008. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Statements of Financial Position of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the accumulated benefit obligation for other postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements effective for the years ending after December 15, 2008. The Company’s measurement date is currently November 30, and therefore the adoption of this measurement provision will not impact the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company has not yet made a determination to adopt the fair value option of SFAS 159 on its financial statements.

16.	Commitments and Contingencies

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. The Company has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco; and (4) granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. To date, the Court of Appeals has not ruled on the issue. On June 13, 2007, the Texas intervenors filed a motion to stay asking that the District Court stay implementation of the settlement approval process until the Court of Appeals has had time to evaluate the appeal. On July 26, 2007, the District Court denied the Texas intervenors’ motion. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The Court has not yet issued a ruling. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas (Taylor v. Acxiom Corporation) on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000, through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. A motion to stay proceedings in the Fresco litigation pending the outcome of the Texas court’s class certification determination in Taylor was also filed by such plaintiff. On July 26, 2007, the United States District Court for the Southern District of Florida denied the motion. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

Fraudulent Data Access

The Company’s response to the 2004 fraudulent data access and other similar incidents described in the Company’s previous public filings is ongoing.

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

In 2006, the Company entered into a settlement with the Federal Trade Commission (the “FTC”) regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires the Company to obtain, commencing in 2006, and thereafter every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, the Company did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds.

The Company has received a variety of inquiries and requests from state Attorneys General as a result of the fraudulent data access. Generally, these state Attorneys General required that all affected individuals in each of their respective states receive appropriate notice. The Company mailed notices to the potentially affected consumers identified. Effective June 5, 2007, the Company entered into an Assurance of Voluntary Compliance and Discontinuance (“AVC”) with the Attorneys General of 43 states and the District of Columbia.

The Company received notice from the Securities and Exchange Commission (the “SEC”) on May 12, 2005, that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in the Company’s stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005, and in the Northern District of Georgia on March 11, 2005, March 22, 2005, and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending before the court. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss which is currently pending before the District Court. The Company intends to defend this lawsuit vigorously.

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

The Company’s investigations as well as those of law enforcement continue. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, in accordance with current state law requirements, and in accordance with ChoicePoint policy, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

For ten years, ChoicePoint Inc. (“ChoicePoint,” “we,” “our,” “us” or “the Company”) has transformed from a predominantly manually-driven and customer-focused asset base into the diversified, technology-driven, data-intensive business it is today. This transformation, coupled with focused execution, has enabled the Company to deliver strong growth in revenue, earnings and cash flows. Given our unique data, analytical and distribution capabilities, ChoicePoint is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. Serving the needs of business, government, non-profit organizations and individuals, ChoicePoint works to create a safer and more secure society through the responsible use of information while working diligently to protect personal privacy. For more information, visit the Company’s Web site at www.choicepoint.com.

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

During 2006, the Company announced its intent to divest various businesses, including its forensic DNA business (“Bode”), shareholder services businesses (“EquiSearch”), and the businesses that collect bankruptcy, lien and judgment (“BLJ”) records and provide them on a wholesale, bulk basis. Additionally, in September 2006, the Company announced the sale of Priority Data Systems, a comparative rating software solutions business. These businesses, all of which have been sold as of September 30, 2007, are presented as discontinued operations. Additionally, in September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. The Company has met all the required criteria issued under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”), to classify its iMap business as held for sale and has presented this business as discontinued operations. See Note 6 to the condensed consolidated financial statements for additional discussion of these businesses. Historical information in the following discussions and tables has been reclassified to conform to the current presentation. As a result, and unless specifically stated, all discussions regarding the three months and nine months ended September 30, 2007 and 2006 reflect results only from continuing operations.

During the first nine months of 2007, we completed the sales of Bode, BLJ, and EquiSearch for total net proceeds of $28.6 million, which were consistent with prior estimates. We expect working capital settlements related to these sales to be finalized by December 31, 2007.

Results of Operations –2007 vs. 2006 Consolidated Comparisons

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2007	2006	Change	2007	2006	Change
Total revenue	$270,794	$261,472	4%	$800,269	$770,573	4%
Reimbursable expenses per EITF 01-14	5,640	4,934		15,911	16,744

Service revenue	$265,154	$256,538	3%	$784,358	$753,829	4%

Service revenue, or core revenue, excludes revenue from reimbursable expenses that are required to be included in total revenue under Emerging Issues Task Force Issue No. 01-14 (see Note 4 to the Condensed Consolidated Financial Statements).

Total revenue for the third quarter of 2007 increased 4%, or $9.3 million, to $270.8 million compared to the third quarter of 2006, led by the Insurance Services and Government Services segments, offset primarily by declines in the Marketing Services segment. See our discussion of revenue in the segment information below. Third quarter consolidated internal revenue, which represents service revenue less incremental revenue from acquisitions, increased 2.3%, from $256.5 million in 2006 to $262.4 million in 2007 (excluding $2.8 million of incremental acquisition revenue in 2007). For the first nine months of 2007, total revenue increased 4% over the same period in 2006 led by a strong 11% growth in the Insurance Services segment and 7% growth in the Government Services segment. Internal revenue declined in the Screening and Authentication Services, Financial and Professional Services, and Marketing Services segments due primarily to macroeconomic conditions faced by our customers which directly impact these segments. For a discussion of the reasons for the increase in total revenue, see our discussion of total revenue in the segment information below.

Cost of Revenue

In the third quarter of 2007 and 2006, cost of revenue was $139.7 million and $135.2 million respectively, which represented a consistent 52% of total revenue for both periods. For the nine months ended September 30, 2007 and 2006, cost of revenue was $416.2 million and $397.3 million, respectively, which represented 52% of total revenue for each 2007 and 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $64.0 million, or 24% of total revenue, in the third quarter of 2007 from $58.3 million, or 22% of total revenue, in the third quarter of 2006. For the first nine months of 2007, selling general and administrative expenses increased to $187.8 million, or 23% of total revenue, from $173.3 million, or 22% of total revenue, for the first nine months of 2006. For the three and nine month periods ended September 30, 2007, the increase in selling, general and administrative expenses was primarily due to increased compensation costs combined with increased selling costs in our Screening and Authentication Services segment. Additional costs associated with the consolidation of our Charles Jones joint venture also contributed to the increase for the three month period ended September 30, 2007.

Other Operating Charges

Other operating charges include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Asset impairments	$200	$114,720	$505	$120,157
Lease abandonment, severance, and other expenses	2,448	411	5,277	1,948
Fraudulent data access related expense (benefit)	113	923	(821)	2,676

Total other operating charges	$2,761	$116,054	$4,961	$124,781

The Company recorded other operating charges of $5.0 million ($3.0 million net of taxes) during the first nine months of 2007 that included $5.8 million ($3.5 million net of taxes) of asset impairment, lease abandonment, severance and other costs, primarily related to the consolidation of facilities and a net benefit of $0.8 million ($0.5 million net of taxes) due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

The Company recorded other operating charges of $124.8 million ($75.1 million net of taxes) during the first nine months of 2006 that included $122.1 million ($73.4 million net of taxes) of asset impairments and severance associated with our Marketing Services segment, and $2.7 million ($1.6 million net of taxes) for third party expenses related to the previously disclosed fraudulent data access.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2007	2006	Change	2007	2006	Change
Operating income	$58,721	$(53,017)	211%	$175,360	$58,378	200%
Operating income as a percentage of service revenue	22.1%	-20.7%		22.4%	7.7%
Operating income as a percentage of total revenue	21.7%	-20.3%		21.9%	7.6%

The Company’s operating income for the third quarter of 2007 was $58.7 million compared to an operating loss of $53.0 million for the same period of 2006. For the nine months ended September 30, 2007 and 2006, operating income was $175.4 million and $58.4 million respectively. Operating income results for the three months and nine months ended September 30, 2007 and 2006 were reduced by other operating charges discussed above.

Interest Expense, Net

Interest expense, net was $6.7 million for the third quarter of 2007, an increase of $2.0 million from $4.7 million for the third quarter of 2006. For the nine months ended September 30, 2007, interest expense, net was $19.4 million, an increase of $9.5 million from $9.9 million in 2006. The increase in interest expense, net for the three months and nine months ended September 30, 2007 was primarily due to higher average debt outstanding primarily associated with additional borrowings to fund the Company’s share repurchase program and higher average interest rates.

Income Taxes

ChoicePoint’s effective tax rate was 38.0% for the quarter ended September 30, 2007, and 38.3% for the nine months ended September 30, 2007, compared to 39.9% for the quarter ended September 30, 2006 and 39.2% for the nine months ended September 30, 2006. The lower effective tax rate in the first nine months of 2007 compared to the first nine months of 2006 is due to a reduction in the overall effective tax rate as a result of changes in the corporate structure of certain subsidiaries in the first quarter of 2007, anticipated foreign tax credits and the reinstatement of the Federal R&D tax credit at the end of 2006. We expect the overall effective tax rate from continuing operations for 2007 to be in the mid 38% range.

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The Company had a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recorded an additional $0.1 million in income tax expense for interest and penalties during the three months ended September 30, 2007, and $0.3 million for the nine months ended September 30, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.9 million, which includes interest and penalties of $2.2 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ending September 30, 2008.

Discontinued Operations

During the first nine months of 2007, as part of its previously announced plan to divest certain non-strategic or under-performing assets, the Company completed the sale of its Bode, BLJ and EquiSearch businesses for total net proceeds as of September 30, 2007 of $28.6 million. The Company expects working capital settlements related to these sales to be finalized by December 31, 2007.

In September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. The Company has met the criteria to classify this business as discontinued operations.

The following amounts for the above businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Total revenue from discontinued operations	$2,262	$15,341	$13,743	$46,440

Loss from discontinued operations	$(49,763)	$(57,119)	$(50,212)	$(54,977)
Loss on sale of discontinued operations	(250)	(4,941)	(494)	(4,941)
Income tax benefit	19,006	24,548	19,250	23,666

Loss from discontinued operations, net of tax	$(31,007)	$(37,512)	$(31,456)	$(36,252)

In connection with the decision to divest its iMap business, the Company recorded a pre-tax charge of $48.8 million ($30.3 million after tax benefit) in the third quarter of 2007 to reflect the currently estimated net proceeds to be realized from selling the business.

During the third quarter of 2006, the Company recorded a pre-tax charge of $58.0 million ($34.9 million after tax benefit) of asset impairments related to its Bode, EquiSearch, and BLJ businesses to reflect the estimated net proceeds then expected to be realized from selling those businesses.

At September 30, 2007, the Company has classified certain assets and liabilities associated with the iMap discontinued operation as assets of businesses held for sale and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets (unaudited) in accordance with the guidance in SFAS 144. A total of $11.8 million of assets have been classified as assets of businesses held for sale and $2.5 million of liabilities have been classified as liabilities of businesses held for sale on the September 30, 2007 Condensed Consolidated Balance Sheet.

Segment Information

The following table provides additional details of total revenue and operating income included in the Condensed Consolidated Statements of Operations (unaudited):

	Three months ended September 30, 2007		Three months ended September 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$129,211	$65,032	$116,118	$60,594
Screening and Authentication Services	64,556	13,237	66,832	15,740
Financial and Professional Services	26,488	3,030	25,530	3,044
Government Services	30,579	3,268	28,969	2,400
Marketing Services
Service revenue	14,320	495	19,089	2,834
Reimbursable expenses	5,640	—	4,934	—

Total Marketing Services	19,960	495	24,023	2,834
Corporate and shared (a)	—	(17,894)	—	(15,358)
Stock-based compensation (b)	—	(5,686)	—	(6,217)
Other operating charges	—	(2,761)	—	(116,054)

Totals	$270,794	$58,721	$261,472	$(53,017)

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$379,678	$192,938	$340,742	$181,448
Screening and Authentication Services	191,875	36,018	193,632	44,707
Financial and Professional Services	79,619	10,567	78,324	9,418
Government Services	86,353	5,211	81,027	5,277
Marketing Services
Service revenue	46,833	2,444	60,104	8,971
Reimbursable expenses	15,911	—	16,744	—

Total Marketing Services	62,744	2,444	76,848	8,971
Corporate and shared (a)	—	(49,756)	—	(44,762)
Stock-based compensation (b)	—	(17,101)	—	(16,437)
Other expenses: (c)
Accelerated depreciation	—	—	—	(5,463)
Other operating charges	—	(4,961)	—	(124,781)

Totals	$800,269	$175,360	$770,573	$58,378

(a)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(b)	Stock-based compensation includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock option expense	$3,002	$4,284	$9,801	$11,245
Restricted stock expense	2,684	1,933	7,300	5,192

Total	$5,686	$6,217	$17,101	$16,437

See Note 8 to the Condensed Consolidated Financial statements for a more complete description of stock-based compensation.

(c)	The Company recorded accelerated depreciation expense as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. See Note 5 to the Condensed Consolidated Financial Statements for a description of other operating charges.

In the third quarter of 2007, Insurance Services’ total revenue increased 11.3% to $129.2 million, compared to $116.1 million in the third quarter of 2006. For the first nine months of 2007, total revenue increased 11.4% to $379.7 million compared to $340.7 million for the first nine months of 2006. Internal revenue growth from the third quarter of 2006 to the third quarter of 2007 of 11.0% excludes $0.4 million of incremental acquisition revenue in 2007. Internal revenue growth for the nine months ended September 30, 2007 was 9.4% from the same period of 2006, and excludes $6.8 million of incremental acquisition revenue in 2007. Internal revenue growth for the third quarter of 2007 was led by approximately 20% internal revenue growth in our software business, approximately 13% internal revenue growth in our claims and fraud analytics business, and 9% internal revenue growth in our data services business. This growth in total revenue for the three months and nine months ended September 30, 2007, resulted from continued strong demand for our core underwriting, claims, and compliance solutions as well as growing success among our new product initiatives.

Operating income increased 7% in the Insurance Services group to $65.0 million for the third quarter of 2007, compared to $60.6 million in the third quarter of 2006. Operating profit margin improved slightly to 50.3% for the third quarter of 2007, compared to 50.1% in the second quarter of 2007. Operating profit margin decreased from 52.2% in the third quarter of 2006. This decrease is primarily due to changes in our product mix and costs associated with new product development. For the nine months ended September 30, operating income increased 6% to $192.9 million in 2007, compared to $181.4 million in 2006. Operating profit margin decreased to 50.8% for the nine months ended September 30, 2007, compared to 53.3% for the same period of 2006. This decrease is due to changes in product mix and new product development discussed above.

Screening and Authentication Services’ total revenue and internal revenue both decreased by 3.4% to $64.6 million in the third quarter of 2007, compared to $66.8 million in the third quarter of 2006. For the first nine months of 2007, total revenue decreased slightly to $191.9 million from $193.6 million for the same period of 2006. Internal revenue decreased by 1.2% for the first nine months of 2007, compared to the first nine months of 2006, excluding $0.6 million of incremental acquisition revenue in 2007. Double-digit internal revenue growth from our vital records and Bridger businesses was offset by negative internal revenue growth in our employment-related screening business due largely to reduced hiring levels by our customers, primarily in the retail sector, and, to a lesser extent, the pricing impact of a previously disclosed long-term agreement with a major customer.

Operating income for Screening and Authentication Services for the third quarter of 2007 was $13.2 million, compared to $15.7 million for the same period of 2006. Operating profit margin improved to 20.5% for the third quarter of 2007, compared to 19.3% in the second quarter of 2007 due to cost savings initiatives. Operating profit margin in the third quarter of 2007 decreased from 23.6% for the third quarter of 2006, primarily due to the impact of the revenue decrease discussed above. Operating income and operating profit margin for Screening and Authentication Services improved sequentially from the second quarter of 2007, from $12.7 million and 19.3% respectively. Operating income for the nine months ended September 30, 2007, was $36.0 million, a decrease from $44.7 million for the same period of 2006. Operating profit margin was 18.8% for the nine months ended September 30, 2007, compared to 23.1% for the same period of 2006. The decrease in operating income and operating profit margin for the nine months ended September 30, 2007, compared to the same period in the prior year is primarily due to the impact of the revenue decrease discussed above, offset by continued cost improvement efforts.

Financial and Professional Services’ total revenue increased slightly to $26.5 million for the third quarter of 2007, compared to $25.5 million in the third quarter of 2006. For the first nine months of 2007, total revenue was $79.6 million compared to $78.3 million for the same period of 2006. Total revenue includes the impact of our Charles Jones joint venture, which was effective July 1, 2007. Excluding $2.4 million of incremental revenue associated with the Charles Jones joint venture, internal revenue of $24.1 million declined 5.7 percent during the third quarter of 2007, as compared to the same period of the prior year, as growth in our public filings business was offset by declining revenues from our financial services customers.

Operating income in the Financial and Professional Services segment was $3.0 million in the third quarter of 2007, unchanged from the same period of 2006. Operating profit margin was 11.4% for the third quarter of 2007 compared to 16.7% in the second quarter of 2007 as the severe drop-off in the mortgage and deal financing markets negatively impacted our Charles Jones and BIS business units. Operating profit margin decreased from 11.9% in the third quarter of 2006, as a result of the consolidation of the Charles Jones joint venture. Excluding the unfavorable impact of $0.5 million related to the Charles Jones joint venture, operating profit margin would have been 14.7% for the third quarter of 2007. Operating income was $10.6 million for the nine months ended September 30, 2007, an increase from $9.4 million for the same period of 2006. Operating profit margin increased to 13.3% for the first nine months of 2007 compared to 12.0% for the same period of 2006 as the increase in revenue for the nine months ended 2007 was offset by an increase in costs in the third quarter of 2007 due to the consolidation of the Charles Jones joint venture.

Excluding the results of our iMap business, which is now included in discontinued operations, Government Services’ total revenue and internal revenue for the third quarter of 2007 increased 5.6% to $30.6 million in the third quarter of 2007, compared to $29.0 million in the third quarter of 2006. For the first nine months of 2007, total revenue and internal revenue increased to $86.4 million, compared to $81.0 million for the same period of 2006. The increase in revenue for the three months and nine months ended September 30, 2007 compared to 2006 was led by double digit revenue growth in our software business, offset by decreases in our data business.

In the Government Services segment, operating income was $3.3 million for the third quarter of 2007, an increase from $2.4 million for the same period of 2006. Operating profit margin in Government Services for the third quarter of 2007 was 10.7%, compared to 8.3% in 2006, due primarily to the increase in revenue discussed above, offset by the impact of Fusion centers. Operating income for the nine months ended September 30, 2007 was $5.2 million in 2007, a slight decrease from $5.3 million for the same period of 2006. Operating profit margin in Government Services for the first nine months of 2007 was 6.0%, compared to 6.5% for the same period of 2006, a decrease due to the continued ramp-up of Fusion centers.

Marketing Services’ total third quarter revenue (which includes all of the Company’s revenue from reimbursable expenses) declined 17% to $20.0 million in 2007 from $24.0 million in 2006. Marketing Services’ service revenue for the third quarter of 2007 was $14.3 million compared to $19.1 million for the same period of 2006. Revenue for the first nine months of 2007 (which includes all of the Company’s revenue from reimbursable expenses) declined 18% to $62.7 million in 2007 from $76.8 million in 2006. Marketing Services’ service revenue for the first nine months of 2007 was $46.8 million compared to $60.1 million in 2006. These decreases in 2007 are primarily due to continuing reductions in spending by our customers in the sub-prime mortgage lending market.

Operating income for Marketing Services was $0.5 million for the third quarter of 2007 compared with $2.8 million for the same period of 2006. Third quarter 2007 operating profit margin (excluding reimbursable expenses), declined to 3.5% (2.5% of total revenue), compared to 14.8% in the third quarter of 2006 (11.8% of total revenue). Operating income was $2.4 million for the first nine months of 2007, compared with $9.0 million for the same period of 2006. Operating profit margin (excluding reimbursable expenses), declined to 5.2% (3.9% of total revenue) for the nine months ended September 30, 2007, compared to 14.9% for the same period in 2006 (11.7% of total revenue). These decreases result from the revenue declines discussed above.

Corporate and shared expenses totaled $17.9 million for the third quarter of 2007, or 6.7% of total service revenue, compared to $15.4 million, or 6.0% of total service revenue in the third quarter of 2006. For the nine months ended September 30, 2007, corporate and shared expenses were $49.8 million, or 6.3% of total service revenue compared to $44.8 million, or 5.9% of total service revenue for the same period of 2006. We expect corporate and shared expenses to be 6—7% of service revenue for the full year 2007.

Stock-based compensation—A summary of the expense recognized for stock options and other stock-based awards during the three months and nine months ended September 30, 2007 and 2006, is presented below (in thousands):

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Stock Options	Other Stock- Based Awards	Total Stock-Based Compensation	Stock Options	Other Stock- Based Awards	Total Stock-Based Compensation
Cost of revenue	$931	$—	$931	$1,157	$—	$1,157
Selling, general and administrative expenses	2,071	2,684	4,755	3,127	1,933	5,060

Total expense	$3,002	$2,684	$5,686	$4,284	$1,933	$6,217
Expense net of tax	$2,516	$1,664	$4,180	$3,465	$1,198	$4,663

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Stock Options	Other Stock- Based Awards	Total Stock- Based Compensation	Stock Options	Other Stock- Based Awards	Total Stock- Based Compensation
Cost of revenue	$3,038	$—	$3,038	$3,036	$—	$3,036
Selling, general and administrative expenses	6,763	7,300	14,063	8,209	5,192	13,401

Total expense	$9,801	$7,300	$17,101	$11,245	$5,192	$16,437
Expense net of tax	$8,140	$4,525	$12,665	$8,927	$3,219	$12,146

Cash Flow and Liquidity Review

Summary of Cash Activities

Net cash provided by operating activities from continuing operations increased $23.3 million to $187.0 million for the nine months ended September 30, 2007 from $163.7 million for the first nine months of 2006. The increase in net cash provided by operating activities for the first nine months of 2007 primarily reflect lower federal tax payments and strong collection efforts.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2007 was $9.2 million and included $28.6 million of net proceeds for the sale of our businesses as part of our previously-announced plan to divest certain non-strategic assets, offset by $36.9 million in capital expenditures. The Company did not use cash to invest in any new businesses in the first nine months of 2007. Net cash used by investing activities of $85.8 million in the first nine months of 2006 included $59.4 million for the acquisitions of Elios, Short Stop, USCerts, ePolicy, Inc., Insuratec and Steel Card, and capital expenditures of $44.4 million.

Net cash used in financing activities was $161.9 million during the nine months ended September 30, 2007 due primarily to $278.3 million in cash payments for the repurchase of Company stock as part of its stock buyback program, $5.0 million in purchases of Company stock for the Company’s employee benefit trust, and $100.0 million of net repayments under the Receivables Facility (as defined below), offset by net borrowings of $200.0 million under the Company’s $600 million unsecured credit facility (the “Credit Facility”). During the comparable period of 2006, the Company used net cash in financing activities of $56.2 million that included net borrowings of $235.0 million under the Company’s previous credit facility and $25.0 million under the Receivables Facility, primarily used to fund the acquisitions of Elios, Short Stop, USCerts, ePolicy, Insuratec and Steel Card, and the repurchase of $331.8 million of Company stock. At September 30, 2007, funds remaining under the share repurchase program of $193.8 million may be used for the Company to repurchase its common stock from time to time through August 19, 2009.

Capital Resources

The Company’s sources of cash liquidity include, but are not limited to, cash and cash equivalents on hand, cash from continuing operations, amounts available under the Credit Facility and Receivables Facility (see Note 7 to the Condensed Consolidated Financial Statements), the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, share repurchases under its stock buyback program (see Note 12 to the Condensed Consolidated Financial Statements), scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2007 capital expenditures for continuing operations will be approximately $50-$60 million. Any material variance of the Company’s operating results could require the Company to obtain additional equity or debt financing. In addition, investments in business, products, or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available to us on favorable terms.

The Company uses cash generated to invest in growing the business, to fund acquisitions and operations and to repurchase its common stock. Therefore, no cash dividends have been paid, and the Company does not anticipate paying any cash dividends on its common stock in the near future. The Company may desire to obtain additional long-term financing for other strategic reasons. We anticipate no significant difficulty in obtaining long-term financing based on favorable experiences in the debt market in the recent past and the Company’s consistent high level of cash flow. ChoicePoint may also utilize an existing line of credit for overnight borrowings; however, no such borrowings were outstanding at September 30, 2007.

On October 25, 2006, ChoicePoint entered into the $600 million Credit Facility with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions. The Credit Facility, including the line of credit, expires October 25, 2011. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At September 30, 2007, there was $515.0 million of borrowings outstanding under the Credit Facility and no borrowings under the line of credit. In addition, approximately $10.0 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. At September 30, 2007, the interest rate on the Credit Facility was 5.7%.

The Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby the Company may sell on a continuous basis an undivided interest in all eligible trade accounts receivable, subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million, as amended in December 2006. Currently the Receivables Facility is payable in June 2008, but may be extended for additional one-year terms. The Company believes the Receivables Facility provides a relatively low cost of financing and is an additional source of debt capital with diversification from other alternatives. There were no borrowings under the Receivables Facility at September 30, 2007, and $100.0 million of borrowings at December 31, 2006.

At September 30, 2007, the Company had an aggregate of approximately $200 million of available capacity under the above-referenced facilities. The scheduled maturity of long-term debt subsequent to September 30, 2007 is $515.0 million in 2011.

Interest and tax payments made during the nine months ended September 30 totaled $33.2 million in 2007 and $63.6 million ($62.8 million net of refunds) in 2006.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at September 30, 2007 and the Company would have recorded additional depreciation expense of approximately $0.8 million ($0.5 million after tax) for the three months ended September 30, 2007 and $0.7 million ($0.4 million after tax) for the same period of 2006. For the nine months ended September 30, 2007 and 2006, the Company would have recorded additional depreciation expense of approximately $2.4 million ($1.5 million after tax), and $2.0 million ($1.2 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivatives

Derivative financial instruments at September 30, 2007 consist of four interest rate swap agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At September 30, 2007, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Swap Agreements which relate to the Company’s synthetic leases mature in January 2012, and the Swap Agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 2007, the aggregate fair value of the outstanding Swap Agreements was a liability of $2.1 million which has been recorded net of taxes in accumulated other comprehensive income in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (see Note 9 to the Condensed Consolidated Financial Statements).

Critical Accounting Policies

The Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions that may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Condensed Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Purchase Price Allocation

Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of September 30, 2007, certain of the Company’s purchase price allocations were based on preliminary estimates that may be revised in future periods as estimates and assumptions are finalized. The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Impairment Charges

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 11 to the Condensed Consolidated Financial Statements). In assessing the recoverability of these intangible assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine the estimated fair value of the respective assets. Assumptions critical to our fair value estimates are: i) the present value factors used in determining the fair value of the reporting units, ii) projected average revenue growth rates used in the reporting unit models and iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are re-evaluated at each testing date and are impacted by economic conditions, particularly the lack of liquidity in the credit markets, including the sub-prime lending market and the private equity markets, which impacts our Marketing Services and Financial & Professional Services segments, the sale or integration of the Company’s reporting units, and expectations of management. These assumptions may change in the future based on period specific facts and circumstances. The Company completed its last annual goodwill impairment review as of October 31, 2006.

The Company is required to assess the other acquired intangible assets, such as purchased software, customer relationships and non-compete agreements, and tangible long-lived assets, such as property, plant and equipment, for impairment whenever indicators of impairment exist in accordance with SFAS 144. Management uses measurable operating performance criteria as well as qualitative measures to determine whether an indicator of impairment exists. If an indicator of impairment exists, the Company reviews and reevaluates the assumptions used, which are primarily identified from the Company’s budget and longer-term strategic plan, for assessing the recoverability of such assets and adjusts them as necessary. Also, in connection with selling and integrating certain business operations, the Company has historically recorded asset impairment charges for property, equipment, data and software assets that will no longer be used. Inherent in the assumptions used in impairment analyses are certain significant management judgments and estimates, such as future revenue growth, future operating margins, and future undiscounted cash flows. The Company periodically reviews and reevaluates these assumptions and adjusts them as necessary.

The Company recorded other operating charges of $48.8 million ($30.3 million net of taxes) to recognize asset impairments related to our iMap business in discontinued operations (see Note 6 to the accompanying Condensed Consolidated Financial Statements), to reflect the estimated net proceeds to be realized from selling this business. Although the Company has reduced the carrying value of iMap to reflect such proceeds, a transaction has not yet been consummated and the Company has not entered into any definitive agreement to sell the business. Based upon existing market dynamics, prospective purchasers—either strategic or financial buyers – will establish their own valuations for the business. The Company cannot at this time establish with certainty the fair value for the iMap business since the Company has not executed a definitive purchase agreement. Competition for the acquisition of the business, the uniqueness of the business, the interest rate environment, macro economic factors and many other considerations all impact the ultimate valuation to be realized. Based upon existing facts and circumstances, the Company cannot conclude that an additional impairment of these assets exists as of September 30, 2007. However the Company does not expect an additional impairment, if any, to have a significant impact on its financial position, results of operations or cash flows. As the process to sell progresses toward consummation, the Company will have additional information to enable it to reflect a charge, if impairment is probable, and will disclose and reflect such charge at that time.

Software and Databases Developed for Internal Use

The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is calculated on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstance suggest a possible impairment may exist in accordance with SFAS 144. Amortization of capitalized software and database costs, including data purchases, amounted to $10.5 million for the first nine months of 2007 and $8.0 million for the same period of 2006.

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

Revenue Recognition

Certain of the Company’s revenues are accounted for under the percentage of completion method and some of its software revenues are allocated to each element of a transaction based upon its fair value as determined by vendor specific objective evidence. The Company estimates the percentage of completion on contracts and determines the software revenue allocation method based on assumptions and estimates that require judgment. Changes in estimates to complete and revisions to the fair value used in the allocation of software revenue elements could result in a change in the timing of revenue recognition. Management believes its method and related assumptions, which have been consistently applied, to be reasonable. See Note 4 to the Condensed Consolidated Financial Statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of measurement for all share-based payment transactions with employees pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As of September 30, 2007, there was approximately $8.0 million in total unrecognized compensation cost related to restricted shares, $7.1 million related to deferred shares, $3.6 million related to phantom shares, and $1.8 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.6 years for restricted shares, 2.6 years for deferred shares, 2.6 years for phantom shares, and 1.1 years for share equivalent units. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock-based compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2008. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) which requires recognition in the Statements of Financial Position of the over- or under-funded status of defined pension and other postretirement plans, measured as the difference between the fair value of plan assets and the accumulated benefit obligation for other postretirement benefit plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements effective for the years ending after December 15, 2008. The Company’s measurement date is currently November 30, and therefore the adoption of this measurement provision will not impact the results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to elect to carry certain financial instruments at fair value with corresponding changes in fair value reported in the results of operations. The election to carry an instrument at fair value is made at the individual contract level and can be made only at origination or inception of the instrument, or upon the occurrence of an event that results in a new basis of accounting. The election is irrevocable. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company has not yet made a determination to adopt the fair value option of SFAS 159 on its financial statements.

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the impact of our decision to discontinue certain services, the results of litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, maintaining our data supply, maintaining secure systems including personal privacy systems, ability to minimize system interruptions, ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, privacy matters and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, ability to continue our long-term business strategy, ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the discussion of Risk Factors in Item 1.A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of September 30, 2007. The information below should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

In the fourth quarter of 2006, ChoicePoint, through one of its wholly owned subsidiaries, entered into the Credit Facility with a group of banks to refinance its existing credit facility, fund share repurchases and for general corporate purposes. At September 30, 2007, there was $515 million outstanding under the Credit Facility. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to EBITDA ratio. At September 30, 2007, the interest rate on the Credit Facility was 5.7%. The Credit Facility contains covenants customary for facilities of this type. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The Credit Facility, including the line of credit, expires on October 25, 2011.

In 2001, as amended in 2006, the Company and certain of its subsidiaries entered into the Receivables Facility with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable subject to limitations. Currently, the Receivables Facility is payable in June 2008, but may be extended for additional one-year terms. There were no proceeds from the Receivables Facility outstanding at September 30, 2007.

The Company has entered into four interest-rate Swap Agreements entered into to reduce the impact of changes in the benchmark interest rate (LIBOR) on the LIBOR-based payments on the Company’s synthetic leases and Credit Facility. At September 30, 2007, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million and $46.2 million swap agreements related to the synthetic lease agreements which mature in January 2012, and $200.0 million related to the Credit Facility, which matures in October 2011. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. As of September 30, 2007, an aggregate of $83.9 million was outstanding under the Company’s synthetic lease agreements, all of which were hedged with the Swap Agreements. As of September 30, 2007, $515.0 million of borrowings was outstanding under the Company’s Credit Facility, $200.0 million of which was hedged with the Swap Agreements.

Based on the Company’s overall interest rate exposure at September 30, 2007, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $3.2 million, based on the Company’s current level of borrowing.

Foreign Currency Exchange Rate Risk

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented less than 5% of its consolidated revenues during the nine months ended September 30, 2007 and approximately 10% of consolidated long-lived assets at September 30, 2007.

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

For the nine months ended September 30, 2007, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $2.4 million, and a change in net income of $0.8 million.

Item 4. Controls and Procedures

As required by the Securities and Exchange Commission (the “SEC”), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. The Company has joined with the other defendants in a motion for judgment on the pleadings as to the plaintiffs’ “obtaining” claim. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco; and (4) granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. To date, the Court of Appeals has not ruled on the issue. On June 13, 2007, the Texas intervenors filed a motion to stay asking that the District Court stay implementation of the settlement approval process until the Court of Appeals has had time to evaluate the appeal. On July 26, 2007, the District Court denied the Texas intervenors’ motion. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The Court has not yet issued a ruling. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas (Taylor v. Acxiom Corporation) on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000, through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. A motion to stay proceedings in the Fresco litigation pending the outcome of the Texas court’s class certification determination in Taylor was also filed by such plaintiff. On July 26, 2007, the United States District Court for the Southern District of Florida denied the motion. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

Fraudulent Data Access

The Company’s response to the 2004 fraudulent data access and other similar incidents described in the Company’s previous public filings is ongoing.

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

In 2006, the Company entered into a settlement with the Federal Trade Commission (the “FTC”) regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access which occurred in 2004. The terms of the settlement called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain one-time and on-going customer credentialing activities such as additional certifications and site visits, and undertaking additional obligations relating to information security. The settlement also requires the Company to obtain, commencing in 2006, and thereafter every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order. As part of this settlement, the Company did not admit to the truth of, or liability for, any of the matters alleged by the FTC. In 2005, the Company recorded a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the FTC settlement that represents the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, and a $4.0 million charge for additional obligations under the order offset by $11.0 million of insurance proceeds.

The Company has received a variety of inquiries and requests from state Attorneys General as a result of the fraudulent data access. Generally, these state Attorneys General required that all affected individuals in each of their respective states receive appropriate notice. The Company mailed notices to the potentially affected consumers identified. Effective June 5, 2007, the Company entered into an Assurance of Voluntary Compliance and Discontinuance (“AVC”) with the Attorneys General of 43 states and the District of Columbia.

The Company received notice from the Securities and Exchange Commission (the “SEC”) on May 12, 2005, that it is conducting an investigation into the circumstances surrounding any possible identity theft, trading in the Company’s stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents.

On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005, and in the Northern District of Georgia on March 11, 2005, March 22, 2005, and March 24, 2005. By court order the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending before the court. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss which is currently pending before the District Court. The Company intends to defend this lawsuit vigorously.

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

The Company’s investigations as well as those of law enforcement continue. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, in accordance with current state law requirements, and in accordance with ChoicePoint policy, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

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

The following table sets forth information regarding the repurchase of the Company’s common stock during the quarter ended September 30, 2007 (amounts in thousands except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2007	—	—	—	$33,902
August 1 through August 31, 2007	2,500	$38.65	2,500	$237,296
September 1 through September 30, 2007	1,123	$38.69	1,123	$193,834

Total third quarter	3,623	$38.66	3,623	$193,834

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

CHOICEPOINT INC. (Registrant)

November 8, 2007	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and Chief Executive Officer
(Duly Authorized Officer)

November 8, 2007	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.