Form 10-K
period 2007-12-31
CHOICEPOINT INC
filed 2008-02-29
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007: $2,687,531,404 (based on the closing sale price of the Registrant’s Common Stock on June 29, 2007 as reported on the New York Stock Exchange).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 67,860,285 shares of Common Stock, par value $.10 per share, outstanding as of February 18, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of ChoicePoint Inc.’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the risks discussed below under “Item 1A. Risk Factors”, and the following important factors: the results of our ongoing review of fraudulent data access and other events, the risk that the proposed merger between the Company and a wholly owned subsidiary of Reed Elsevier Group plc will not be consummated within the time frame disclosed by the Company or at all, the results of litigation or government proceedings, the risk that the terms of the proposed settlement of our class action securities litigation will not be completed or approved by the court or that any court approval will be successfully challenged on appeal, demand for the Company’s services, product development, maintaining acceptable margins, the continued revenue decline from customers in the sub-prime mortgage lending industry, maintaining our data supply, maintaining secure systems including personal privacy systems, our ability to minimize system interruptions, our ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, privacy matters and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, our ability to continue our long-term business strategy, the implementation of plans to divest the software business of our Government Services segment, including unanticipated losses realized in connection with any such sales, our ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

PART I

Item 1.	Business

Overview

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation incorporated in 1997 (“ChoicePoint,” “we,” “us” or the “Company”), is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. The Company provides businesses and non-profit organizations with technology, software, information and marketing services, all intended to help manage economic risks, as well as identify business opportunities.

In December 2007, the Company decided to divest the software portion of its Government Services segment (“i2”). Additionally, in September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. In connection with the Company’s decision to divest i2, the Company has combined the remaining components of its Government Services segment with its Financial and Professional Services segment. This newly formed segment has been renamed the Business Services segment and now includes virtually all of the Company’s businesses involved in the sale of public information not regulated under the Fair Credit Reporting Act (the “FCRA”) to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation.

During 2006, the Company announced its intent to divest the Bode Labs, EquiSearch and BLJ businesses, which it later sold during 2007. Additionally, in September 2006, the Company sold its Priority Data Systems business, a comparative rating software solutions business in the Insurance Services segment, to the parent company of AMS Services.

The Company has met all the required criteria under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to classify the i2 and iMap businesses as held for sale and has therefore presented these businesses as discontinued operations at December 31, 2007. The results of these discontinued operations in prior years have been reclassified to conform to the 2007 classification. See Note 5 to the consolidated financial statements for the year ended December 31, 2007, included in Item 8 of this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for additional discussion of these businesses. ChoicePoint’s continuing operations are focused on four primary markets—Insurance Services, Screening and Authentication Services, Business Services and Marketing Services.

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

The Business Services group provides public information solutions primarily to banking, professional services, and government customers. These services help companies and government agencies with risk management, enhanced due diligence, verification and business credentialing, and allow companies and government agencies to better mitigate financial and reputational risk and improve their processes and productivity.

The Marketing Services group is a leading provider of direct marketing and database solutions primarily to the insurance and financial services industries. These solutions help businesses acquire and grow customer relationships through the integration of data, data management, analytics and marketing technologies.

ChoicePoint’s strategic vision is to help our customers mitigate economic risk by leveraging our unique market knowledge and competencies while driving profitable growth through market strength. The Company is continuing to expand its data distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in business markets, pursuing strategic alliances, developing and enhancing key technological capabilities, developing new products and services and maintaining solid financial performance.

The Proposed Merger with Reed Elsevier

On February 20, 2008, ChoicePoint entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reed Elsevier Group plc (“Reed Elsevier”) and Deuce Acquisition Inc., a wholly owned subsidiary of Reed Elsevier. The transaction has a total value of approximately $4.1 billion, based on consideration of $50.00 per share and the assumption of approximately $600 million of net debt.

Reed Elsevier and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, that the Company will (i) conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the closing of the merger (the “Closing”), (ii) not engage in certain types of transactions during such period, and (iii) cause a special shareholder meeting to be held by the Company to approve and adopt the Merger Agreement. The Company’s Board of Directors has unanimously adopted the Merger Agreement and approved the merger and the other transactions contemplated by the Merger Agreement and has unanimously resolved to recommend to the Company’s shareholders that they approve the Merger Agreement.

The merger is not subject to Reed Elsevier’s receipt of financing and Reed Elsevier’s shareholders are not required to approve the merger. Each party’s obligation to effect the merger is subject to the fulfillment of customary conditions, including, among others, (i) approval of the Merger Agreement by the Company’s shareholders, (ii) the absence of any injunction or order prohibiting the Closing, (iii) the expiration or termination of the Hart-Scott-Rodino waiting period and receipt of other regulatory approvals, (iv) subject to materiality qualifications, the accuracy of representations and warranties of the other party, and (v) material compliance of the other party with its covenants.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain circumstances, the Company is required to pay Reed Elsevier a termination fee of $100 million and an expense reimbursement of up to $15 million. The transaction is expected to close following the satisfaction of all closing conditions, which is currently expected to occur by the end of the summer of 2008.

Historical Revenue by Service Group

The following table reflects the revenue generated by each of ChoicePoint’s four primary service groups, and from the royalty and divested and discontinued product lines, from 2005 through 2007 and the percentage contribution by each group to ChoicePoint’s service revenue for each such year. For operating income and total assets for each service group at and for the years ended December 31, 2007, 2006 and 2005, please see Note 14 to the Consolidated Financial Statements.

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	%	Amount	%	Amount	%
(In thousands)
Insurance Services	$505,587	53%	$454,458	49%	$402,853	44%
Screening and Authentication Services	252,849	26	257,088	27	242,054	27
Business Services	142,169	15	145,415	16	169,630	19
Marketing Services	59,973	6	79,714	8	91,529	10
Royalty	—	—	—	—	2,398	—

Service revenue—continuing operations	960,578	100%	936,675	100%	908,464	100%
Reimbursable expenses	21,377		22,878		28,056

Total revenue—continuing operations	981,955		959,553		936,520
Divested and discontinued	91,202		133,622		121,394

Total revenue—continuing and discontinued operations	$1,073,157		$1,093,175		$1,057,914

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

Effective January 31, 2007, the Company sold EquiSearch Services Inc., which provides asset recovery services.

Effective February 9, 2007, ChoicePoint sold the assets comprising its bankruptcy, liens and judgments business.

Effective February 28, 2007 ChoicePoint sold The Bode Technology Group, Inc., which provides DNA laboratory testing services.

Effective July 1, 2007, the Company entered into a joint venture with Data Trace Information Services LLC (“Data Trace”), pursuant to which Data Trace contributed its assets and the Company contributed the assets of its subsidiary Charles Jones LLC, a supplier of title and property lien searches, to a newly-formed entity.

On February 5, 2008, the Company acquired Optimal Decisions Group Pty Ltd., an Australian firm that develops and deploys advanced analytics and software to the insurance industry.

See also the discussion of the Company’s proposed merger with Reed Elsevier under “Proposed Merger with Reed Elsevier”, above.

Products and Customers

As indicated above, the Company operates through four primary service groups: Insurance Services, Screening and Authentication Services, Business Services and Marketing Services. A description of the products and services offered by each service group is provided above under “Overview”. Revenue from the sale of motor vehicle records (“MVR”) in our Insurance Services segment generated approximately $112 million, or 10.5% of total revenue, in 2007 and $110 million, or $10.1% of total revenue, in 2006. MVR revenue did not exceed 10% of consolidated revenue in 2005. The Company’s business is not materially seasonal.

ChoicePoint’s customer base includes substantially all domestic insurance companies, many of the nation’s largest employers, non-profit organizations, small businesses, financial institutions, consumers and certain local, state and federal government agencies. None of the Company’s customers represented more than 10% of the Company’s total revenue in 2007.

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

Historical Revenue by Geographical Area

Total revenue from continuing and discontinued operations and long-lived assets by geographic area for the years ended December 31, 2007, 2006, and 2005 are as follows:

Continuing Operations:	2007		2006		2005
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
(In thousands)
United States	$981,723	100%	$959,292	100%	$936,296	100%
Foreign	232	—	261	—	224	—

Total Revenue	$981,955	100%	$959,553	100%	$936,520	100%

Discontinued Operations:	2007		2006		2005
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
(In thousands)
United States	$52,393	57%	$95,803	72%	$93,749	77%
Foreign	38,809	43%	37,819	28%	27,645	23%

Total Revenue	$91,202	100%	$133,622	100%	$121,394	100%

Continuing Operations:	2007		2006		2005
(In thousands)	Long-Lived Assets	% of Total	Long-Lived Assets	% of Total	Long-Lived Assets	% of Total
United States	$794,865	100%	$938,376	91%	$1,109,950	93%
Foreign	—	—	90,197	9%	80,788	7%

Total Long-Lived Assets	$794,865	100%	$1,028,573	100%	$1,190,738	100%

The decrease in foreign long-lived assets in 2007 is due to the inclusion of i2’s foreign long-lived assets in Assets of businesses held for sale in the Consolidated Balance Sheets at December 31, 2007.

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

For Business Services, its competitors are the LexisNexis service of Reed Elsevier (“LexisNexis”), First Data Corporation, Acxiom Corporation, The First American Corporation and Merlin Information Services.

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

Sources of Supply

ChoicePoint’s operations depend upon information derived from a wide variety of automated and manual sources. External sources of data include public filings, federal, state and other governmental authorities, other information companies and online search systems. ChoicePoint has no reason to anticipate the termination of any significant relationships with data suppliers. However, the loss of access to its data sources could have a material adverse affect on the Company’s business, financial position and results of operations. Some suppliers are also competitors, which may make the Company vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. In addition, material changes in state or federal laws regulating or prohibiting the distribution of certain data or public filings were to occur, the Company’s business, financial position and results of operations could be materially adversely affected. In the event that such a termination occurs, the Company believes that it could acquire the data from other sources; however, such termination could have a material adverse effect on the Company’s financial position or results of operations.

ChoicePoint currently maintains databases that contain information provided and used by insurance underwriters. The information comprising these databases is not owned by ChoicePoint, and the participating organizations could discontinue contributing information to the databases. If this were to occur, the Company’s financial position and results of operations would be materially adversely affected. ChoicePoint believes, however, that such an event is unlikely because contributors to the databases depend upon the aggregated information in such databases to conduct their business operations. In addition, events described under the caption “Fraudulent Data Access” in “Item 3—Legal Proceedings”, may affect relationships with data suppliers, which could have a material adverse effect on the Company’s financial position and results of operations.

Employees

As of December 31, 2007, ChoicePoint employed approximately 5,000 persons, none of whom were unionized and the majority of whom were employed in the United States. ChoicePoint believes that its relations with its employees are good.

Proprietary Matters

ChoicePoint owns a number of trademarks, service marks and trade names that ChoicePoint believes are important to its business. Except for the ChoicePoint trademark and logo, however, the Company is not dependent upon any single trademark, service mark or trade name or group of trademarks, service marks or trade names. The current typical duration for federal trademark registrations is ten years, but each trademark registration generally may be renewed an unlimited number of times as long as the trademark continues to be used in commerce by the owner of the trademark. Additional trademarks, service marks and trade names used in the Company’s business are registered and maintained in the United States. These include ChoicePoint® , the ChoicePoint logo, ScreenNow®, Current Carrier, VitalChek, i2®, the i2 logo, Analyst’s Notebook®, AutoTrackXP®, TrueID®, ChoiceTrust® and C.L.U.E., each of which are registered trademarks of ChoicePoint Asset Company LLC, a wholly owned subsidiary of the Company.

ChoicePoint owns a number of patents and patent applications that ChoicePoint believes are important to its business. However, the Company is not dependent upon any single patent or patent application. The current typical duration for patent registrations is 20 years from the date of filing, subject to continuous maintenance payments. ChoicePoint currently maintains a patent portfolio with a focus in four primary business areas. These business areas are related to insurance services, biometric identification, mortgage fraud services and background screening services.

Regulation

Because the Company’s business involves the distribution of certain personal, public and non-public data to businesses and governmental entities that make eligibility, service and marketing decisions based on such data, certain of its products and services are subject to regulation under federal, state and local laws in the United States and, to a lesser extent, foreign countries. Examples of such regulation include the FCRA, which regulates the use of consumer report information, the Gramm-Leach-Bliley Act (the “GLB Act”), which regulates the use of non-public personal financial information held by financial institutions and applies indirectly to companies that provide services to financial institutions, the Drivers Privacy Protection Act (the “DPPA”), which restricts the public disclosure, use and resale of personal information contained in state department of motor vehicle records, the Health Insurance Portability and Accountability Act, which restricts the public disclosure of patient information and applies indirectly to companies that provide services to healthcare-related businesses, and various other federal, state and local laws and regulations.

These laws generally restrict the use and disclosure of personal information and provide consumers certain rights to know the manner in which their personal information is being used, to challenge the accuracy of such information and/or to prevent the use and disclosure of such information. In certain instances, these laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as obligations to provide notification of security breaches in certain circumstances. Failure to comply with these regulations may result in the imposition of civil and criminal penalties, including fines.

Where You Can Find More Information

ChoicePoint files and furnishes annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials ChoicePoint files or furnishes with the SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as ChoicePoint that file electronically with the SEC at http://www.sec.gov. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge on or through its Internet site, located at www.choicepoint.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information on the Company’s Internet site is not incorporated by reference into this Form 10-K.

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

Risks Related to Our Business

Our business, operations, and reputation could be materially adversely affected by a failure to comply with the Stipulated Order.

In February 2006, we reached a settlement with the Federal Trade Commission (“FTC”) resolving an FTC investigation into our compliance with federal laws governing consumer information security and related issues, including certain fraudulent data access incidents. The resulting Stipulated Final Judgment and Order for Civil Penalties, Permanent Injunction, and Other Equitable Relief (the “Stipulated Order”), required us to pay a $10 million civil penalty and a consumer redress payment of $5 million. Our failure to adequately comply with the Stipulated Order could lead to further civil penalties, which could adversely affect our business, operations and reputation. The Stipulated Order also required us to institutionalize a number of information security, verification and credentialing, audit and compliance, reporting and record retention practices. We are also required to obtain every two years until 2026, an assessment from a qualified, independent third-party professional to ensure that our information security program meets the standards of the Stipulated Order. We have implemented certain operational enhancements and are pursuing additional measures designed to comply with the Stipulated Order.

We rely on relatively few customers for a significant portion of our revenues and profits and we have few long-term customer agreements. Our failure to renew agreements with major customers or enter into agreements with new customers could have a material adverse effect on our financial condition and results of operations.

Many of our businesses, including our Insurance Services service group, receive a large portion of their revenue from relatively few customers. These major customers are relatively large enterprises, such as insurance companies, banks and retailers. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. In addition, we have few long-term agreements with our customers. Although management believes that the quality of our products and services should permit us to maintain good relationships with our customers, we may not be able to do so. Any loss of a significant number of major customers would have a material adverse effect on our business, financial position, and results of operations.

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

A downturn in the insurance industry or the economy generally could harm our financial condition and results of operations.

For the year ended December 31, 2007, approximately 53% of our service revenue was derived from our Insurance Services segment. A downturn in the insurance industry could result in a decline in revenue from this business and have a material adverse effect on our financial condition and results of operations. An additional 26% of our service revenue for the year ended December 31, 2007, was derived from our Screening and Authentication Services service group, the success of which largely depends on our customers’ hiring activity. We experienced decreased hiring activity during 2007 among certain customers of this business, particularly those in the retail industry. A general economic downturn could result in our customers further delaying or decreasing their hiring activity, leading to reduced demand for the products and services offered by our Screening and Authentication Services business. A softening of demand for information services offered by our other businesses caused by a weakening of the economy generally may result in decreased revenues or lower growth rates.

A portion of our business depends on government contracts, which are subject to immediate termination, and the termination of these contracts could have a negative impact on our financial condition and results of operations.

Our customers include federal, state and local governments. Government business is subject to many unique risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies, and the imposition of budgetary restraints. A loss of government contract revenues also could have a material adverse effect on our business, financial position and results of operations.

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

We rely extensively upon data from external sources to maintain our proprietary and non-proprietary databases, and our operations depend upon information derived from a wide variety of automated and manual sources. Data is obtained from public filings, information companies, governmental authorities, competitors, and customers. Agreements with data suppliers are generally short-term agreements. The loss of data supply sources could have a material adverse effect on our business, financial position and results of operations. Some suppliers are also competitors, which may make us vulnerable to unpredictable price increases and may cause some suppliers not to renew certain agreements. However, such a termination could have a material adverse effect on our business, financial position, and results of operations if we were unable to arrange for substitute sources in a timely manner or at all.

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

Many of the markets in which we operate are highly competitive, and are expected to remain highly competitive. In each of the markets served, we compete on the basis of price, quality, customer service and product and service selection. Our competitive position in various market segments depends upon the relative strength of competitors in the segment and the resources devoted to competing in that segment. Due to their size, certain competitors may be able to allocate greater resources to a particular market segment than we can. As a result, these competitors may be in a better position to anticipate and respond to changing customer preferences, emerging technologies and market trends. In addition, new competitors and alliances may emerge to take market share away. We may be unable to maintain or strengthen our competitive position in our market segments, especially against larger competitors. We may incur additional costs to upgrade systems in order to compete (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). If we fail to successfully compete, our business, financial position and results of operations may be adversely affected.

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

Our direct marketing products and services are subject to certain risks.

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

To the extent new government regulations require us to change our current products and services, our business and results of operations could be adversely affected.

Because personal, public and non-public information is used to search our databases and access the databases of others, we are subject to a certain amount of government regulation. Such regulation affects how our business is conducted and, in some cases, subjects us to the possibility of future lawsuits arising from our products and services. Both our core businesses and our newer initiatives are affected by government regulation, including those in the following significant regulatory areas:

•	use of data by consumer reporting agencies. Examples in the U.S. include the FCRA, as amended by the Fair and Accurate Credit Transactions Act, and state equivalents;

•

state insurance restrictions on the use of credit based insurance scores and other insurance laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•

privacy and security laws and regulations that limit the use and disclosure of personally identifiable information or require security procedures, including, but not limited to, the provisions of the GLB Act; the FCRA; the DPPA; identity theft, file freezing, security breach notification and similar state privacy laws;

•	the application or extension of consumer protection laws, including, laws governing the use of the Internet and telemarketing; and

•	laws and regulations applicable to operations in other countries, for example, the European Union’s Privacy Directive and the Foreign Corrupt Practices Act.

To a limited extent, foreign government regulation also influences our activities and those of our current and prospective customers, as well as their expectations and needs in relation to our products and services.

These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates and government regulators believe the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, particularly social security numbers, department of motor vehicle data and dates of birth. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. In particular, a number of congressional leaders are calling for hearings and proposing legislative responses in light of increasing concerns over identity theft. Changes in applicable legislation or regulations that restrict our ability to collect, monitor and disseminate information subject to privacy protection could result in decreased demand for and profitability of our products and services and therefore have a material adverse affect on our business, financial position and results of operations. In addition, changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing could also lead to reduced demand for our products and services.

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

Risks Related to the Pending Merger with Reed Elsevier

The pending merger with Reed Elsevier Group plc may create uncertainty for our customers, employees and business partners.

On February 20, 2008, we entered into an Agreement and Plan of Merger with Reed Elsevier and a wholly owned subsidiary of Reed Elsevier pursuant to which such subsidiary would merge with ChoicePoint and ChoicePoint would survive as a wholly owned subsidiary of Reed Elsevier. The merger is subject to regulatory approval, approval by ChoicePoint’s shareholders and other customary terms and conditions, and is currently expected to close by the end of the summer of 2008. While the merger is pending, customers may delay or defer decisions to purchase our products and services and existing customers may experience uncertainty about our products and services. This may adversely affect our ability to gain new customers and retain existing customers, which could adversely affect our business and results of operations. Current employees may experience uncertainty about their post-merger roles with Reed Elsevier, and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with ChoicePoint following the merger. Other parties with which we have or are pursuing relationships, such as data providers and business partners, may defer further arrangements with us.

We will incur significant transaction and merger-related costs in connection with the merger.

We have already incurred and will incur transaction fees and other costs related to the merger, and expect to incur significant costs associated with completing the merger, which cannot be estimated accurately at this time. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our business. Also, speculation regarding the likelihood of the closing of the merger could increase the volatility of the market price of our common stock, and pendency of the merger could make it difficult to effect other significant transactions, to the extent opportunities arise to engage in such transactions. We will incur these costs, as well as face the disruptions to our business and the harm to our relationships with subscribers, employees and business partners discussed above, even if the merger is not completed. Moreover, under specified circumstances, we may be required to pay a termination fee of $100 million and reimbursement of expenses up to $15 million to Reed Elsevier in connection with a termination of the merger agreement.

The merger with Reed Elsevier is subject to various approvals and may not occur.

Our agreement to merge with a subsidiary of Reed Elsevier is subject to customary closing conditions, including obtaining shareholder approval and governmental approvals, including under applicable antitrust laws, and the accuracy of the representations and warranties, and compliance with the covenants, made by us in the Merger Agreement. If these conditions are not satisfied, the merger may not be completed in the anticipated time frame or at all. A failure to complete the merger may result in a decline in the market price of our common stock and an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

ChoicePoint’s principal executive offices consist of 206,000 square feet of office space and an adjacent data center consisting of 200,000 square feet, in Alpharetta, Georgia, a suburb of Atlanta. ChoicePoint leases another building in Alpharetta consisting of 93,950 square feet. As of December 31, 2007, ChoicePoint maintained approximately 44 other offices in the United States, three offices in the United Kingdom and one office in Canada. These offices, all of which are leased, contain a total of approximately 844,000 square feet of space. Through ChoicePoint Precision Marketing LLC, ChoicePoint owns two buildings in Peoria, Illinois representing approximately 145,000 square feet of space. The Company ordinarily leases office space of the general commercial type for conducting its business.

In connection with a venture entered into in July 2007, ChoicePoint acquired approximately 24,000 square feet of additional office space in West Orange, Lawrenceville and New Brunswick, New Jersey.

Item 3.	Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

Fresco Litigation.  A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco; and (4) granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. On September 24, 2007, the Court of Appeals issued an Order declining jurisdiction of the Texas Interveners’ Motion to Intervene and finding that it did have jurisdiction to decide permissibility of the preliminary approval Order’s injunction against pursuing related proceedings in other Courts. The Court denied the Fresco Plaintiffs’ Motion to Dismiss and Motion for Sanctions with respect to the Texas Interveners’ Motion to Stay. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The Court has not yet issued a ruling. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

Taylor Litigation.  On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas, Taylor v. Acxiom Corporation, on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000, through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

Fraudulent Data Access

The Company’s response to the 2004 fraudulent data access and other similar incidents requiring notification of consumers is ongoing. The Company is involved in legal proceedings that relate to these matters. Regardless of the merits and ultimate outcome of this litigation, proceedings of this type are expensive and will require substantial Company resources and executive time. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, in accordance with current state law requirements, and in accordance with ChoicePoint policy, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

FTC and State Attorneys General Investigations.  In February 2006, the Company reached a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access that occurred in 2004. As part of the settlement, the Company was required to submit a report to the FTC within 180 days of the settlement evidencing compliance with the terms of the settlement. On February 20, 2008, the Company received a letter from the FTC notifying the Company that after reviewing such report, the Enforcement Division of the FTC was not recommending any enforcement action to the FTC. The settlement requires the Company to obtain every two years until 2026, an assessment from a qualified, independent third-party professional to ensure that the Company’s information security program meets the standards of the settlement. Effective June 5, 2007, the Company also entered into an Assurance of Voluntary Compliance and Discontinuance with the Attorneys General of 43 states and the District of Columbia.

SEC Investigation.  The Company received notice from the SEC on May 12, 2005, that it was conducting an investigation into the circumstances surrounding any possible identity theft, trading in the Company’s stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents. On January 18, 2008, the staff of the SEC notified the Company by letter that the staff had completed its investigation and was not recommending any enforcement action by the SEC.

In re ChoicePoint Inc. Securities Litigation.  On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005, and in the Northern District of Georgia on March 11, 2005, March 22, 2005, and March 24, 2005. By court order, the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending before the court. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss which is currently pending before the District Court.

On January 15, 2008, the Company entered into a Letter of Understanding pursuant to which the parties to the litigation would, subject to notice to the class, court approval and certain other conditions, settle all claims. The Company and the other defendants do not admit to any liability by the Company or such defendants. Under the terms of the Letter of Understanding, the Company will pay $10 million to the plaintiffs, subject to court approval. The Company anticipates filing a definitive settlement agreement with the U.S. District Court for the Northern District of Georgia by March 31, 2008. The Company anticipates that the settlement as outlined in the Letter of Understanding will have no effect on the Company’s financial results as the Company had previously reserved funds to pay for the portion of the settlement amount not covered by insurance.

Mellott Litigation.    On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of the Company’s stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a motion for reconsideration, which was denied on June 18, 2007. On July 12, 2007, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, which was docketed on July 16, 2007.

On November 21, 2007, a Settlement Agreement was signed by all parties to the litigation and filed with the District Court. Pursuant to the Settlement Agreement, the parties agreed to the following equitable relief: (a) Plan participants will retain the right through December 31, 2010, to diversify freely out of the Company’s matching contribution made in the Company’s common stock; (b) the Company’s matching contribution will be at least 25% for three years; (c) the Company will continue its current investment education program for three years; and (d) the Company will post language on its intranet site for three years that will advise participants to give careful consideration of the benefits of a well-balanced and diversified investment portfolio. In addition, the Company agreed to pay $10,000 to the named plaintiff, attorneys’ fees and costs in the amount of $100,000, costs of settlement notices to the class as well as costs of settlement administration, and costs to retain an independent fiduciary for settlement review and approval on behalf of Plan participants. On December 6, 2007, the Company filed a Joint Motion for Preliminary Approval of the Class Action Settlement with the District Court and on December 11, 2007, the Company filed its Joint Motion to Stay Appeal Pending Review and Approval of Settlement with the District Court.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders by the Company during the quarter ended December 31, 2007.

Item X.	Executive Officers of the Registrant

Set forth below is certain biographical information with respect to each executive officer of the Company as of February 28, 2008:

Name and Position	Age	Executive Officer Since
Derek V. Smith, Chairman and Chief Executive Officer	53	1997
Douglas C. Curling, President and Chief Operating Officer	53	1997
David T. Lee, Executive Vice President and Chief Business Officer	48	1997
Steven W. Surbaugh, Executive Vice President and Chief Administrative Officer	58	2002
David E. Trine, Chief Financial Officer	47	2000
Carol A. DiBattiste, General Counsel and Chief Privacy Officer	56	2005
Jeffrey J. Glazer, Senior Vice President	59	2005
David W. Davis, Corporate Secretary and Senior Vice President, Government Affairs	55	2003
John M. Mongelli, Corporate Treasurer and Vice President, Investor Relations	44	2005

Derek V. Smith has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a Director of the Company since May 1997. He served as President of the Company from May 1997 until April 2002.

Douglas C. Curling has served as President of the Company since April 2002 and as Chief Operating Officer of the Company since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1997 until May 1999.

David T. Lee has served as Chief Business Officer since October 2005 and as Executive Vice President of the Company since May 1999. He served as Senior Vice President from 1997 until May 1999.

Steven W. Surbaugh has served as Executive Vice President and Chief Administrative Officer since October 2005. He served as Chief Financial Officer from April 2002 until October 2005. Prior to April 2002, he was a partner with Arthur Andersen LLP, where he most recently served as the partner-in-charge of the real estate, financial services and not-for-profit audit practices in the Atlanta, Georgia office.

David E. Trine has served as Chief Financial Officer since October 2005. He served as Treasurer from 2000 to October 2005 and as Vice President—Corporate Controller from 1999 to October 2005. He served as Vice President—Finance and Accounting of the Company from 1997 until May 1999.

Carol A. DiBattiste has served as General Counsel and Chief Privacy Officer since September 2006. From April 2005 to September 2006, she served as Chief Credentialing, Compliance and Privacy Officer. Prior to joining ChoicePoint, from 2004 to 2005 she served as the Deputy Administrator for the Transportation Security Administration (“TSA”), Department of Homeland Security, and from 2003 to 2004, she served as the Chief of Staff for the TSA. From 2001 to 2003 Ms. DiBattiste was a partner at the law firm Holland and Knight LLP and from 1999 to 2001, she served as the Under Secretary of the United States Air Force. Ms. DiBattiste currently serves as a director of Alpha Security Group Corporation and the National Center for Victims of Crime.

Jeffrey J. Glazer has served as Senior Vice President since April 2005. Prior to his election as Senior Vice President, Mr. Glazer served as Vice President of the Insurance Services group since 1997.

David W. Davis has served as Corporate Secretary since December 2003 and Senior Vice President, Government Affairs of the Company since June 2006. From December 2003 until June 2006, he served as Vice President, Government Affairs. From 2001 to January 2003, he served as Chief of Staff for the Office of Senator Kay Bailey Hutchison. From 1994 to 2001, Mr. Davis served as Military Legislative Assistant and Deputy Chief of Staff for Senator Hutchison.

John M. Mongelli has served as Corporate Treasurer since October 2005 and as Vice President, Investor Relations since 2000. Prior to joining ChoicePoint, Mr. Mongelli held a variety of financial leadership positions with The Coca-Cola Company and its affiliates.

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

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol “CPS.” As of February 18, 2008, there were 67.9 million common shares outstanding and ChoicePoint common stock was held by 2,766 shareholders of record.

Quarterly Stock Performance

ChoicePoint common stock first traded on August 8, 1997, at a price of $8.94—adjusted for a two-for-one stock split effective November 24, 1999, a three-for-two split effective March 7, 2001 and a four-for-three split effective June 6, 2002. Shown below are high and low sale prices for each quarter of 2006 and 2007.

	High	Low
First Quarter 2006	$46.85	$40.98
Second Quarter 2006	45.98	40.80
Third Quarter 2006	41.92	30.50
Fourth Quarter 2006	40.05	34.09

First Quarter 2007	$40.10	$36.95
Second Quarter 2007	44.29	37.19
Third Quarter 2007	44.08	35.49
Fourth Quarter 2007	41.40	35.31

ChoicePoint Stock Performance Graph

The following graph compares the cumulative total return from December 31, 2002, through December 31, 2007, on ChoicePoint common stock with the S&P Midcap 400 Index and the S&P 400 Diversified Commercial & Professional Services Index assuming an original $100 investment and reinvestment of any dividends.

Dividend Payments

The Company did not pay cash dividends during the two most recent fiscal years and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to invest in growing the business and to fund acquisitions and operations. Pursuant to the terms of the Merger Agreement, the Company may not pay dividends without the prior written consent of Reed Elsevier.

Stock Buyback Program

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, the Company’s Board of Directors approved increases to the value of the buyback program up to a total of $725 million. On August 8, 2007, the Board of Directors further increased the value of the Company’s buyback program by $300 million to a total value of $1.025 billion. The Board of Directors also extended the buyback program an additional two years, through August 19, 2009. On January 29, 2008, the Company’s Board of Directors further increased the value of the Company’s buyback program by $300 million up to a total value of $1.325 billion.

The following table sets forth information on the Company’s common stock buyback program activity for the quarter ended December 31, 2007 (amounts in thousands except per share amounts):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1 through October 31, 2007	162	$38.55	162	$187,597
November 1 through November 30, 2007	2,095	$38.26	2,095	107,441
December 1 through December 31, 2007	1,784	$36.39	1,784	42,514

Total fourth quarter	4,041	$37.45	4,041	$42,514	(a)

(a)	Including the additional value authorized in January 2008, the dollar value remaining to repurchase shares under the program is $342,514.

Item 6.	Selected Financial Data

Financial Highlights (a)

	Years Ended December 31,
	2007	2006	2005	2004	2003
(In thousands, except per share and employee data)
Service revenue	$960,578	$936,675	$908,464	$824,306	$720,657
Reimbursable expenses	21,377	22,878	28,056	34,280	45,395

Total revenue	981,955	959,553	936,520	858,586	766,052
Operating income (b)	131,794	106,590	222,317	225,897	172,154
Stock option expense	(11,575)	(14,669)	—	—	—
Other charges (b)	(91,698)	(123,035)	(28,773)	—	(30,942)
Income from continuing operations	62,989	55,416	131,806	138,005	104,164
Earnings per share from continuing operations, diluted	$0.85	$0.65	$1.44	$1.51	$1.16
Total assets	1,214,850	1,346,092	1,462,976	1,287,476	1,021,284
Debt	610,000	415,039	130,057	50,100	52,029
Total shareholders’ equity	309,922	663,647	1,020,874	983,659	790,495
Employees (full-time equivalents)	4,900 (c)	5,100	5,000	4,600	3,700

(a)	All financial information excludes discontinued operations.
(b)

Operating income includes other charges that management excludes in its assessments of operating results. These charges of $91.7 million recorded in 2007 were primarily due to asset impairments of $86.0 million in the Marketing Services segment, severance, lease abandonment, other asset impairments and third-party expenses related to the previously disclosed fraudulent data access. The charges of $117.6 million recorded in 2006 were primarily due to asset impairments of $99.4 million in the Marketing Services segment, other asset impairments, expenses related to the fraudulent data access, and severance and lease abandonment charges associated with the centralization of functions and consolidation of certain technology platforms. In addition, other charges during 2006 include approximately $5.5 million of accelerated depreciation expense. The charges of $28.8 million in 2005 relate primarily to the fraudulent data access. The charges of $30.9 million in 2003 include $21.4 million of asset impairments, $4.4 million of severance, and $5.2 million of lease abandonment charges.

(c)	Includes 410 employees in businesses that are classified as discontinued operations at December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading provider of identification and credential verification services. The Company provides businesses and non-profit organizations with technology, software, information and marketing services, all intended to help manage economic risks, as well as identify business opportunities.

ChoicePoint’s strategic vision is to help its customers mitigate economic risk by leveraging our unique market knowledge and competencies while driving profitable growth through market strength. The Company is continuing to expand its data distribution, data gathering and technological capabilities, and believes that it is positioned to offer a variety of new products to a diverse set of industries. The Company intends to accomplish its goals by expanding its presence in business markets, pursuing strategic alliances, developing and enhancing key technological capabilities, developing new products and services and maintaining solid financial performance.

In December 2007, the Company decided to divest i2, the software portion of its former Government Services segment. Additionally, in September 2007, the Company decided to divest its iMap business which was previously included as part of the former Government Services segment. In connection with the Company’s decision to divest i2, the Company combined the remaining components of its Government Services segment with its Financial and Professional Services segment. This newly-formed segment has been renamed the Business Services segment and now includes virtually all of the Company’s businesses involved in the sale of non-FCRA regulated public information to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation.

During 2006, the Company announced its intent to divest its Bode Labs, EquiSearch and bankruptcy, liens and judgments (“BLJ”) businesses, all of which were sold during 2007. Additionally, in September 2006, the Company sold its Priority Data Systems business, a comparative rating software solutions business in the Insurance Services segment, to the parent company of AMS Services.

For all periods presented, the Bode, EquiSearch, BLJ, Priority Data, iMap and i2 businesses are presented as discontinued operations consistent with the Company’s decision to sell these businesses. Consequently, the results of these discontinued operations for such completed fiscal years are reflected in the Company’s Consolidated Statements of Income as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Consolidated Statements of Cash Flows. The results of Bode, EquiSearch, BLJ, Priority Data, iMap and i2 in all prior periods presented has been reclassified to conform to the 2007 classification. As a result, and unless specifically stated, all discussions regarding the years ended December 31, 2007, 2006, and 2005 reflect results only from continuing operations.

	2007	Change	2006	Change	2005
(In thousands)
Service revenue	$960,578	3%	$936,675	3%	$908,464
Reimbursable expenses per EITF 01-14	21,377		22,878		28,056

Total revenue	$981,955	2%	$959,553	2%	$936,520

Proposed Merger with Reed Elsevier

On February 20, 2008, ChoicePoint entered into the Merger Agreement previously described in Item 1. The transaction has a total value of approximately $4 billion, based on an offer of $50.00 per share and the assumption of approximately $600 million of net debt. The acquisition is subject to ChoicePoint shareholder approval, regulatory approval and certain other customary conditions. For further information on the Merger, see Item 1.—“Business—Proposed Merger with Reed Elsevier”. Also see Item 1A.—“Risk Factors—Risks Related to the Pending Merger with Reed Elsevier.”

Comparison of 2007 with 2006 Consolidated Results

Revenue

Total revenue grew 2%, or $22.4 million, to $982.0 million in 2007. Service revenue, which excludes revenue from reimbursable expenses per EITF 01-14, (see Note 3 to the Consolidated Financial Statements), grew 3%, or $23.9 million, to $960.6 million in 2007. Revenue growth in 2007 was driven by consistent strong growth in our Insurance Services products, including the introduction of several new products in this segment and favorable trends in this market, offset by cyclical weakness in hiring and the credit markets, which directly impacted customers of our other businesses. Internal revenue (which excludes $11.9 million of 2007 revenue from acquisitions) increased 1% from 2006 to 2007.

Cost of Service Revenue

In 2007, cost of service revenue was $514.7 million, or 53.6% of service revenue, as compared to $501.0 million, or 53.5% of service revenue in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $222.4 million, or 23.1% of service revenue in 2007, from $211.5 million, or 22.6% of service revenue, in 2006.

Other Operating Charges

Other operating charges for the years ended December 31, 2007 and 2006, include the following:

	Year Ended December 31,
	2007	2006
(In thousands)
Asset impairments—Marketing Services segment	$85,983	$99,400
Asset impairments—other segments	857	10,720
Lease abandonment, severance and other expenses	5,503	3,943
Fraudulent data access related expense (benefit)	(645)	3,509

Total other operating charges	$91,698	$117,572

Of the total other operating charges of $91.7 million recorded in 2007, the Company recorded a non-cash charge of $86.0 million ($53.4 million after tax benefit) to reduce the carrying value of goodwill and other assets in its Marketing Services segment to reflect the estimated fair value of this business. The decline in revenue from our customers in the sub-prime mortgage lending market, together with our assessment that this market will likely remain depressed for at least the near term, were the primary reasons for recording the adjustment to the carrying value of this reporting segment. In addition, the Company recorded other operating charges of $5.7 million ($3.5 million net of taxes) during 2007 that included $6.4 million ($3.9 million net of taxes) of asset impairments, lease abandonment, severance and other costs, primarily related to the consolidation of facilities and a net benefit of $0.6 million ($0.4 million net of taxes) due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

During 2006, the Company recorded other operating charges of $117.6 million. Of total other operating charges recorded in 2006, $99.4 million represents the net impairment charge on the Company’s Marketing Services segment. This net charge consists of a $110.0 million charge recorded in the third quarter of 2006, offset by the reversal of anticipated selling costs of $10.6 million recorded in the fourth quarter of 2006. The Company announced its intent to divest the Marketing Services segment in the second quarter of 2006 as part of a strategic review. Based on indicative bids received, the Company recorded the $110.0 million charge to reduce the carrying value of this business to reflect the estimated net proceeds expected to be realized. The $10.6 million reversal of anticipated selling costs was recognized during the fourth quarter of 2006 after the Company announced its intent to retain the Marketing Services segment. In addition, as part of the strategic review, the Company recorded additional impairment, lease abandonment and severance charges totaling $14.7 million primarily related to the centralization of functions and consolidation of certain technology platforms. Also, an additional $3.5 million was recorded for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s SEC filings. At December 31, 2007, $7.8 million was accrued for obligations related to the above charges incurred to date that includes $3.3 million for legal and other fees associated with the fraudulent data access, and $4.5 million related to severance and lease abandonment costs.

The Company’s management excludes other operating charges in its assessments of operating results because they are not reflective of the Company’s ongoing operating performance and, in the case of expenses related to the fraudulent data access and consolidation of operating platforms, are expected to be limited in duration and decreasing over time.

Operating Income

Operating income increased 24%, or $25.2 million, from $106.6 million in 2006 to $131.8 million in 2007. The increase in operating income from 2006 to 2007 is primarily a result of the following:

•

a $25.9 million decrease in other operating charges. See the discussion above in “—Comparison of 2007 with 2006 Consolidated Resuts—Other Operating Charges” for additional information on these charges, and

•	an offset of $5.5 million of accelerated depreciation recorded in the first quarter of 2006.

Operating income excluding these charges would have been $223.5 million in 2007 and $229.6 million in 2006. Improvements in operating income in our Insurance Services segment were more than offset by decreases in operating income in the Screening and Authentication Services and Marketing Services segments.

Interest Expense, Net

Interest expense increased $11.1 million to $27.0 million in 2007 from $15.9 million in 2006 due to higher average debt outstanding, primarily associated with the Company’s share buyback program. Interest payments totaling $26.8 million were made in 2007. Future interest payments will depend on future levels of borrowings.

Income Taxes

ChoicePoint’s 2007 effective tax rate for continuing operations was 39.9%, an increase from 38.9% in 2006. The higher overall effective tax rate in 2007 is primarily due to an increase in state income taxes and the impact of nondeductible compensation related expenses in 2007 as compared to 2006. Tax payments totaling $26.4 million ($23.4 million net of refunds) were made in 2007. Future tax payments will depend on future operating results.

Discontinued Operations

As discussed above, the Company has decided to dispose of certain businesses and, as such has reclassified the operations and cash flows of these businesses as discontinued operations in accordance with generally accepted accounting principles in the United States (“GAAP”). The results of these discontinued operations in prior years have been reclassified to conform to the 2007 classification. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2007, 2006, and 2005, respectively:

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Total revenue	$91,202	$133,622	$121,393
Income (loss) from discontinued operations before income taxes	(49,509)	(53,062)	14,830
Income tax (provision) benefit	18,944	14,568	(5,980)

Income (loss) from discontinued operations, net of tax	$(30,565)	$(38,494)	$8,850

During 2007, in connection with the decision to divest its iMap business, the Company recorded a pre-tax charge of $57.7 million ($35.6 million after tax benefit) to reflect the currently estimated net proceeds to be realized from selling the business. Additionally, the decline in revenue in these operations is primarily due to the disposal of the Bode, EquiSearch and BLJ businesses in the first quarter of 2007.

During 2006, the Company recorded a pre-tax charge of $67.5 million ($41.8 million after tax benefit) for asset impairments related to its Bode, EquiSearch and BLJ businesses to reflect the estimated net proceeds then expected to be realized from selling those businesses. Of this amount, $47.0 million related to the BLJ businesses, $10.6 million related to the Bode business and $9.9 million related to the EquiSearch business. In addition, included in the loss from discontinued operations in 2006 is a $5.0 million ($3.1 million net of tax benefit) loss on the sale of Priority Data.

At December 31, 2007, the Company has classified certain assets and liabilities associated with the discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Consolidated Balance Sheets in accordance with the guidance in SFAS 144. A total of $146.6 million of assets have been classified as assets of businesses held for sale and $31.5 million of liabilities have been classified as liabilities of businesses held for sale on the December 31, 2007 Consolidated Balance Sheet.

Comparison of 2006 with 2005 Consolidated Results

Revenue

Total revenue grew 2%, or $23.0 million, to $959.6 million in 2006. Service revenue, which excludes revenue from reimbursable expenses per EITF 01-14, (see Note 3 to the Consolidated Financial Statements), grew 3%, or $28.2 million, to $936.7 million in 2006. Revenue growth in 2006 was driven by consistent growth in our Insurance Services products and strong performances in our background screening and vital records businesses in our Screening and Authentication Services segment. Revenue growth is also attributable to six 2006 acquisitions and the full year impact of three 2005 acquisitions. This revenue growth was offset slightly by declines in our online public filings and real estate-related services in our Business Services segment and the lower spending by larger clients in the mortgage industry in our Marketing Services segment. Internal revenue (which excludes $10.7 million of revenue from acquisitions) increased 2% from 2005 to 2006.

Cost of Service Revenue

In 2006, cost of service revenue was $501.0 million, or 53% of service revenue, as compared to $473.9 million, or 52% of service revenue in 2005. The increase in cost of service revenue as a percentage of service revenue is primarily due to the recognition of stock option expense of $4.0 million during 2006 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006, and $5.5 million of accelerated depreciation expense recorded in the first quarter of 2006 in connection with the consolidation of certain technology platforms.

Selling, General and Administrative Expenses

SG&A expenses increased to $211.5 million, or 23% of service revenue in 2006, from $183.5 million, or 20% of service revenue, in 2005. The increase in SG&A expenses as a percentage of service revenue is primarily due to the recognition of $10.7 million of additional stock option expense as a result of the adoption of SFAS 123(R) on January 1, 2006.

Other Operating Charges

Other operating charges for the years ended December 31, 2006 and 2005, include the following:

	Year Ended December 31,
	2006	2005
(In thousands)
Asset impairments—Marketing Services segment	$99,400	$—
Asset impairments—other segments	10,720	—
Lease abandonment, severance and other expenses	3,943	1,472
Fraudulent data access related expense	3,509	27,301

Total other operating charges	$117,572	$28,773

During 2006, the Company recorded other operating charges of $117.6 million. Of total other operating charges recorded in 2006, $99.4 million represents the net impairment charge on the Company’s Marketing Services segment. This net charge consists of a $110.0 million charge recorded in the third quarter of 2006, offset by the reversal of anticipated selling costs of $10.6 million recorded in the fourth quarter of 2006. The Company announced its intent to divest the Marketing Services segment in the second quarter of 2006 as part of a strategic review. Based on indicative bids received, the Company recorded the $110.0 million charge to reduce the carrying value of this business to reflect the estimated net proceeds expected to be realized. The $10.6 million reversal of anticipated selling costs was recognized during the fourth quarter of 2006 after the Company announced its intent to retain the Marketing Services segment. In addition, as part of the strategic review, the Company recorded additional impairment, lease abandonment and severance charges totaling $14.7 million primarily related to the centralization of functions and consolidation of certain technology platforms. Also, an additional $3.5 million was recorded for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s SEC filings. At December 31, 2006, $9.6 million was accrued for obligations related to the above charges incurred to date that includes $7.1 million for legal and other fees associated with the fraudulent data access, and $2.5 million related to severance and lease abandonment costs.

During 2005, the Company recorded other operating charges of $28.8 million that included a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the settlement reached with the FTC in January 2006, $19.3 million ($11.9 million net of taxes) for specific legal expenses and other professional fees related to the fraudulent data access and $1.5 million ($0.9 million net of taxes) for lease abandonment charges related to the consolidation of two facilities. The terms of the settlement agreement with the FTC called for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain onetime and ongoing customer credentialing activities, such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order.

The $8.0 million charge for the FTC settlement consisted of the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, a $4.0 million charge for additional obligations under the order, offset by the $11.0 million recovery of these fees received from the Company’s insurance carrier during the first quarter of 2006. A total of $28.7 million, which includes the $19.0 million for the FTC settlement, was recorded as an other current liability in the December 31, 2005 Consolidated Balance Sheet. The $11.0 million insurance receivable related to the FTC settlement was included in other current assets in the December 31, 2005 Consolidated Balance Sheet.

The Company’s management excludes other operating charges in its assessments of operating results.

Operating Income

Operating income decreased 52%, or $115.7 million, from $222.3 million in 2005 to $106.6 million in 2006. The decrease in operating income from 2005 to 2006 is primarily a result of the following:

•

an $88.8 million increase in other operating charges. See the discussion above in “Comparison of 2006 with 2005 Consolidated Results—Other Operating Charges” for additional information on these charges.

•

$14.7 million of stock option expense recognized as a result of the adoption of SFAS 123(R) on January 1, 2006. Of this amount, $4.0 million was recorded as cost of revenue and $10.7 million was recorded as SG&A expenses.

•	$5.5 million of accelerated depreciation recorded in the first quarter of 2006.

Operating income excluding these charges would have been $229.6 million in 2006 and $251.1 million in 2005. Operating income in our Insurance Services segment improved primarily due to increased revenues and product mix. The improvements in operating income in our Insurance Services segment were offset by decreases in operating income in the Business Services segment and Marketing Services segment. The Company continued to see margin pressures in commodity products in the Business Services segment. Operating income in our Marketing Services segment decreased as a result of the decrease in revenue. Operating income in the Company’s Screening and Authentication Services segment remained relatively flat as strong margins in the smaller screening businesses were offset by weakened operating leverage in our WorkPlace Solutions business.

Interest Expense, Net

Interest expense increased $11.4 million to $15.9 million in 2006 from $4.5 million in 2005 due to higher average debt outstanding, primarily associated with the Company’s share buyback program and higher interest rates. Interest payments totaling $15.6 million were made in 2006.

Income Taxes

ChoicePoint’s 2006 effective tax rate for continuing operations was 38.9%, a decrease from 39.5% in 2005. The higher effective tax rate in 2005 was primarily due to the previously discussed settlement with the FTC. The $10.0 million civil penalty paid to the FTC was non-deductible for federal income tax purposes. Tax payments totaling $75.2 million ($74.1 million net of refunds) were made in 2006.

Financial Results by Segment

Insurance Services

The Insurance Services group, our largest core business and most profitable segment, provides data, analytics, software and business information services to P&C personal and commercial insurance carriers. For the past ten consecutive years, Insurance Services has provided the Company with double-digit revenue growth, and has achieved 11% total revenue growth over 2006. Our Insurance Services group constituted over 50% of our total consolidated revenue in 2007 and over 80% of our segment operating income. In 2007, internal revenue growth, excluding $6.8 million of incremental acquisition revenue, was 10%. Operating income for Insurance Services in 2007 increased $18.3 million, or 8%, from 2006 due to increased revenue, offset slightly by the continued high level of investments in new product initiatives. This increase is primarily due to changes in product mix and investments in new product initiatives. Operating margins remained strong at 51.1% for 2007 compared to 52.8% for 2006.

•

Our Personal Lines products continued strong unit driven growth, achieving just over 8% growth in total revenue and internal revenue in 2007 from 2006. Our flagship Personal Lines Data Services business benefitted both from strong trends in the core products such as Credit, as well as increased transaction volumes with new product initiatives such as Current Carrier and Data Pre-fill. Additionally, our InsurQuote and InsurView new analytic product initiative achieved increased revenues in 2007. Our Commercial Lines C.L.U.E. product is progressing such that we expect to launch the product during the latter part of 2008.

•

Our Insurity business, which makes up 18% of segment revenues, posted nearly 13% internal growth during 2007 compared to 2006, and achieved 30.5% operating profit margin in 2007. This growth was due to increased sales in our personal lines software business, and software enhancements sought by Insurity’s commercial clients.

•

Our Claims & Fraud Analytics business makes up 5% of segment revenues. Internal revenue grew 25% during 2007, with increased transactions from new customers signed in our accident report business, and strong growth in analytics where existing customers have expanded the use of our products in 2007.

Screening & Authentication Services

During 2007, the Screening & Authentication Services segment provided 26% of our total revenue. Strong performances in our authentication services like Bridger and VitalChek were offset by continued negative internal revenue growth in our employment-related screening business, due primarily to reduced hiring levels by our customers, primarily in the retail sector, and to a lesser extent, the pricing impact of a long-term agreement with a major customer. Our VitalChek business continues to benefit from a healthy travel environment, and achieved 14% internal revenue growth for 2007. Bridger has experienced tremendous success with its XG product offering and posted nearly 21% internal revenue growth for 2007. The segment experienced 2% internal revenue declines for the year ended December 31, 2007, compared to the year ended December 31, 2006, which excludes $0.6 million of incremental revenue from the full year impact of 2006 acquisitions. Screening & Authentication Services’ 2007 operating income decreased $10.5 million, or 18%, from 2006. Operating margins declined to 18.4% for 2007, compared to 22.2% for 2006 due primarily to the revenue decrease discussed above.

Despite the external pressures, our customer retention and new customer acquisitions in our background screening business remain strong, as we have greater than a 90% retention rate among our top 150 customers, who make up more than 70% of our background screening revenues. As the economic backdrop for this business has slowed, we are aggressively managing costs by increasing efficiencies and lowering our overall costs by closing four offices and continuing our re-platforming efforts; we are pursuing the middle market, an area that should represent higher margins than in our traditional large employer base; and we are ramping up new products such as our I-9 product which provides expedited employment eligibility information, our vendor screening offering and our international market expansion which focuses on providing services to our existing multinational customers.

Business Services

The Business Services segment, which provides public information to the banking, mortgage, professional services and government markets, posted a revenue decline of $3.2 million from $145.4 million in 2006 to $142.2 million in 2007. Despite some success with our ProID and ProCheck offerings, our customers felt the impact of the mortgage and credit market problems where our banking and financial services customers are under significant pressure to delay or decrease costs. Our on-demand business due diligence products suffered as the merger and acquisition transaction market remained relatively quiet. The results in 2007 include the impact of our Charles Jones joint venture, which was effective July 1, 2007. This venture continued to experience reduced revenues in the fourth quarter of 2007 due to declines in its mortgage-related business. Excluding the impact of $4.5 million of revenue for the Charles Jones joint venture, internal revenue declined 5 percent during 2007, as compared to the same period of 2006. Operating margins in the segment of 4.8% improved slightly in 2007 as compared to 4.3% in 2006.

Marketing Services

Marketing Services saw a continuation of negative revenue trends in 2007. For 2007, Marketing Services’ service revenue declined 25% from 2006 and total revenue (service revenue plus reimbursable expenses) declined 21% from the prior year. The Marketing Services businesses are continuing to feel the impact of problems in the sub-prime mortgage lending and financial services markets, where our customers in these markets have reduced or delayed their spending. This reduction in spending by our customers was the primary driver behind the previously discussed impairment charge of $86.0 million ($53.4 million after tax) associated with this segment. Full year operating income decreased $10.0 million, from $12.4 million in 2006 to $2.4 million in 2007. Operating margin (as a percentage of service revenue) also declined to 4.0% for 2007 compared to 15.6% for 2006 (3.0% and 12.1% of total revenue, respectively) as a result of the revenue decrease.

Corporate Costs

Corporate and shared expenses totaled $69.4 million, or 7.2% of service revenue, for the year ended December 31, 2007, compared to $64.0 million, or 6.8% of service revenue in 2006. The increase in corporate costs as a percentage of service revenue in 2007 over 2006 is primarily the result of higher incentive accruals. Corporate and shared expenses benefit all segments and include the following:

	Year Ended December 31,
	2007	2006
(In thousands)
Group Centers	$47,641	$45,312
Third-Party Legal, Audit, and Tax Costs	7,080	9,805
Incentive Compensation/Benefits	13,276	9,691
Other	1,357	(806)

Total Corporate and Shared Expenses	$69,354	$64,002

Group centers include functions such as finance, accounting, audit, legal, credentialing, executives, facilities, purchasing, marketing, human resources and select technology costs. Total employee headcount related to these functions was 191 at December 31, 2007 and 194 at December 31, 2006.

Cash Flow and Liquidity Review

Liquidity and Capital Resources

The Company’s sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the Company’s $600 million unsecured credit facility (the “Credit Facility”) and the Company’s Receivables Facility, as defined below (see Note 6 to the Consolidated Financial Statements), the issuance of equity securities and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments, and interest and tax obligations for the next 12 months. We currently estimate 2008 capital expenditures will be approximately $45 – $55 million for continuing operations. Any material variance of operating results could require us to obtain additional equity or debt financing. In addition, investments in business, products, or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available to us on favorable terms.

The Company uses cash generated to invest in growing the business, to fund acquisitions and operations, and to repurchase its common stock (See Note 9 to the Consolidated Financial Statements). Therefore, no cash dividends have been paid, and we do not anticipate paying any cash dividends on our common stock in the near future. Pursuant to the terms of the Merger Agreement, the Company may not pay dividends on its common stock without the prior written consent of Reed Elsevier. As discussed below, the Company obtained additional long-term financing in January 2008. ChoicePoint may, subject to certain limitations on the incurrence of indebtedness contained in the Merger Agreement, also utilize an existing line of credit for overnight borrowings; however, no such borrowings were outstanding at either December 31, 2007 or 2006.

Net free cash flow (net cash provided by operating activities of continuing operations of $218.7 million less capital expenditures of $46.7 million) was $172.0 million for the year ended December 31, 2007. Excluding cash paid during 2007 related to the fraudulent data access of $3.1 million, net free cash flow would have been $175.1 million for the year ended December 31, 2007. Net free cash flow is not defined under GAAP. Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire net free cash flow amount is available for discretionary expenditures. The Company believes net free cash flow is a useful measure of performance and its ability to generate cash.

On October 25, 2006, the Company entered into the Credit Facility with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions. At December 31, 2007, there was $530.0 million outstanding under the Credit Facility. In addition, approximately $9.9 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The average interest rate based on the terms of the Credit Facility was 5.5% at December 31, 2007. The Company had a $400.0 million unsecured multicurrency revolving credit facility with a group of banks that was terminated effective October 25, 2006.

The Credit Facility contains covenants customary for facilities of this type. Such covenants include limitations, in certain circumstances, on the ability of the Company and its subsidiaries to (i) effect a change of control of the Company, (ii) incur certain types of liens, and (iii) transfer or sell assets. The Credit Facility also requires compliance with financial covenants, including (i) maximum funded debt to EBITDA and (ii) minimum interest coverage. We have maintained compliance with these financial covenants. At December 31, 2006, there was $315.0 million outstanding under the Credit Facility.

In July 2001, to obtain an additional source of financing, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis an undivided interest in all eligible trade accounts receivable subject to limitations up to $100 million. On December 1, 2006, the Receivables Facility was amended to increase the available borrowing capacity to $125.0 million. Net proceeds from the Receivables Facility were $80.0 million at December 31, 2007, and $100.0 million at December 31, 2006. The average interest rate based on the terms of the Receivables Facility was 5.1% at December 31, 2007.

At December 31, 2007, we had $105.1 million of available capacity under the above facilities, prior to additional financing obtained in January 2008 as discussed below.

On January 14, 2008, the Company entered into a $300 million five-year unsecured Term Loan Credit Agreement (the “Credit Agreement”) with substantially the same lenders that are party to its existing Credit

Facility. Fees incurred in connection with the agreement totaled approximately $1.0 million which will be amortized over the term of the agreement. All amounts borrowed under the Credit Agreement were used to repay a portion of the amount outstanding under the Credit Facility. ChoicePoint and its material subsidiaries (as defined in the Credit Agreement) that are U.S. subsidiaries are guarantors of the obligations. The Credit Agreement bears interest at either a base rate as defined in the Credit Agreement or LIBOR plus an applicable margin. The applicable margins range from 1.000% to 1.375% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Agreement contains covenants customary for this type of facility and the loans made under the Credit Agreement will mature on January 14, 2013.

Net debt (total debt of $610.0 million less cash and cash equivalents of $20.2 million) was $589.8 million at December 31, 2007. Net debt to total capitalization (net debt of $589.8 million plus total shareholders’ equity of $309.9 million) was 65.6% at December 31, 2007. Net debt is not defined under GAAP. Management believes that net debt provides useful information regarding the level of the Company’s indebtedness by reflecting cash and investments that could be used to repay debt. It should not be considered a substitute for total debt data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies.

Summary of Cash Activities

Net cash provided by operating activities of continuing operations for the year ended December 31, was $218.7 million for 2007, $200.6 million for 2006 and $228.1 million for 2005. Net cash used in investing activities of continuing operations for the year ended December 31, was $18.7 million for 2007, $92.9 million for 2006 and $181.3 million for 2005. Net cash used in financing activities of continuing operations for the year ended December 31, was $215.3 million for 2007, $123.7 million for 2006, and $36.3 million for 2005.

2007 vs. 2006

The net change in operating assets and liabilities was an increase of $39.3 million for the year ended December 31, 2007, as compared to the impact for the year ended December 31, 2006, primarily as a result of lower federal tax payments in 2007. Net cash provided by operating activities of discontinued operations was $12.9 million and $37.9 million for the years ended December 31, 2007 and 2006, respectively.

Net cash used in investing activities of $18.7 million in 2007 and $92.9 million in 2006 includes the acquisition of six entities in 2006 and one entity in 2007 (see Note 4 to the Consolidated Financial Statements). Cash used for investing activities included capital expenditures of $46.7 million and $52.0 million for the years ended December 31, 2007 and 2006, respectively. Net cash used in investing activities by the discontinued operations totaled $4.5 million and $17.1 million for the years ended December 31, 2007 and 2006, respectively. Net cash used in financing activities includes $429.6 million and $427.2 million of share repurchases under the stock buyback program (see Note 9 to the Consolidated Financial Statements) during the years ended December 31, 2007 and 2006, respectively. Net cash used in financing activities also includes $195.0 million and $285.0 million of net borrowings to fund the share repurchases and aforementioned acquisitions during the years ended December 31, 2007 and 2006, respectively. Additionally, net cash used in financing activities includes $17.2 million and $3.2 million of cash provided from the tax benefit from stock options exercised during the years ended December 31, 2007 and 2006 respectively.

2006 vs. 2005

The net change in operating assets and liabilities was a decrease of $70.5 million for the year ended December 31, 2006, as compared to the impact for the year ended December 31, 2005, primarily as a result of increases in deferred taxes offset partially by increased accounts receivable in 2006 as compared to 2005. Our accounts receivable increased by $24.7 million from December 31, 2005 to December 31, 2006, while total revenue increased 2%, from the year ended December 31, 2005 to the year ended December 31, 2006. Net cash provided by operating activities for the year ended December 31, 2005 includes the $15.9 million tax benefit of stock options exercised. Effective January 1, 2006, the tax benefit of stock options exercised is included in financing activities under SFAS 123(R). Net cash provided by operating activities of discontinued operations was $37.9 million and $23.8 million for the years ended December 31, 2006 and 2005, respectively.

Net cash used in investing activities of $92.9 million in 2006 and $181.3 million in 2005 includes the acquisition of six entities in 2006 and the acquisition of three entities and a minority investment in 2005 to further capitalize on investment opportunities to build our business model, to expand our offerings to new markets and to develop new products (see Note 4 to the Consolidated Financial Statements). Cash used for investing activities included capital expenditures of $52.0 million and $57.9 million for the years ended December 31, 2006 and 2005, respectively. Net cash used in investing activities by the discontinued operations totaled $17.1 million and $13.8 million for the years ended December 31, 2006 and 2005, respectively. Net cash used in financing activities includes $427.2 million and $125.6 million of share repurchases under the stock buyback program (see Note 9 to the Consolidated Financial Statements) during the years ended December 31, 2006 and 2005, respectively. Net cash used in financing activities also includes $285.0 million and $80.0 million of net borrowings to fund the share repurchases and aforementioned acquisitions during the years ended December 31, 2006 and 2005, respectively. Net cash used in financing activities for the year ended December 31, 2006, includes $3.2 million of cash provided from the tax benefit from stock options exercised. For 2005, the tax benefit from stock option exercises is classified as a cash flow from operating activities in the Consolidated Statements of Cash Flows.

Contractual Obligations and the Related Future Payments

	Payments Due During Period
	Total	2008	2009	2010	2011	2012	2013 & after
(In thousands)
Long-term debt obligations and accrued interest	$611,507	$81,507	$—	$—	$530,000	$—	$—
Purchase obligations	41,483	12,998	9,964	9,464	9,057	—	—
Postretirement benefit obligations (a)	23,114	2,529	2,897	2,674	2,635	2,613	10,340
Operating lease obligations	56,613	15,556	13,977	11,845	9,334	3,022	2,879

Total (b)(c)	$732,717	$112,590	$26,838	$23,983	$551,026	$5,635	$13,219

(a)	The Company made postretirement benefit payments of $1.8 million in 2007. For additional information regarding the Company’s postretirement benefit obligations, see Note 10 to the Consolidated Financial Statements.
(b)	We have not included obligations under our deferred compensation plan in the contractual obligations table. Our deferred compensation plan is not required to be funded in advance, but rather is generally funded as benefits become payable to participants. We made deferred compensation payments of $0.3 million in 2007.
(c)	As more fully disclosed in Note 7 to the Consolidated Financial Statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. At December 31, 2007, the Corporation has recognized $11.7 million of liabilities for unrecognized tax benefits of which $2.3 million related to interest and penalties. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, competent authority proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties.

Off-Balance Sheet Arrangements

Synthetic Leases

During the second quarter of 2006, the Company entered into a $12.5 million synthetic lease agreement for a new property. Under this synthetic lease agreement, a third-party lessor purchased the property and paid for the build-out of the property completed in December 2006. The $12.5 million synthetic lease expires in 2012. On December 8, 2006, the Company entered into a $25.2 million synthetic lease agreement for its headquarters building and a $46.2 million synthetic lease agreement for its data center facility. These agreements replaced the existing agreements that were due to expire in 2007 and 2008. The new lease agreements expire in 2012, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or sell the property itself (remarket). If the Company elects to remarket the property, it must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at December 31, 2007 and $83.5 million at December 31, 2006 and it would have recorded additional depreciation expense related to the synthetic leases of approximately $3.2 million ($2.0 million after tax) for 2007, $2.7 million ($1.7 million after tax) for 2006, and $2.4 million ($1.5 million after tax) for 2005.

Derivatives

Derivative financial instruments at December 31, 2007 consist of four interest rate swap agreements entered into to reduce the impact of changes in a benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At December 31, 2007, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of December 31, 2007, the fair value of the outstanding interest rate swap agreements was a liability of $9.6 million, which has been recorded net of taxes in accumulated other comprehensive (loss) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 (see Notes 3 and 6 to the Consolidated Financial Statements).

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2008. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, we have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“ARB No. 51”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS 160 may have on our financial statements.

Critical Accounting Policies

The Consolidated Financial Statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions which may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Note 3 to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Impairment Charges

SFAS No. 142, Goodwill and Other Intangible Assets, requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually (see Note 3 to the Consolidated Financial Statements). The Company used a discounted estimated future cash flows methodology to determine the fair value of its intangible assets. In assessing the recoverability of these assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine the estimated fair value of the respective assets. Assumptions critical to the fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) projected average revenue growth rates used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

The Company completed its last annual goodwill impairment review as of October 31, 2007. As a result of this review, the Company recorded a non-cash impairment charge of $86.0 million ($53.4 million after tax benefit) to reduce the carrying value of goodwill and other assets in its Marketing Services segment to reflect the estimated fair value of this business. The decline in revenue from our customers primarily in the sub-prime mortgage lending market, together with our assessment that this market will likely remain depressed for at least the near term, were the primary reasons for recording the adjustment to the carrying value of this reporting unit. Additionally, during 2007, in connection with the decision to divest its iMap business, the Company recorded a non-cash impairment charge of $57.7 million ($35.6 million after tax benefit) to reflect the currently estimated net proceeds to be realized from selling the business.

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

Purchase Price Allocation

Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of December 31, 2007, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as estimates and assumptions are finalized (see Note 4 to the Consolidated Financial Statements). The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Software and Databases Developed for Internal Use

As discussed in Note 3 to the Consolidated Financial Statements, the Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is calculated on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstances suggest a possible impairment may exist in accordance with SFAS No. 144. Primarily in connection with the centralization of functions and consolidation of certain technology platforms, capitalized costs, including data purchases, were written down by $8.2 million in 2006 and are included in the impairment charges of $110.1 million in 2006 discussed above. No capitalized costs were written down in 2007 or 2005. Amortization of capitalized software and database costs, including data purchases, amounted to $12.9 million in 2007, $17.5 million in 2006, and $13.9 million in 2005.

Postretirement Benefit Obligations

In connection with developing the Company’s projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions including a discount rate of 6.07% and 5.71% and an initial health care cost trend rate of approximately 9.30% and 9.33% as of December 31, 2007 and 2006, respectively. A 0.25% decrease in the discount rate to 5.82% would result in an increase in the liability of approximately $360,000. A 0.25% increase in the discount rate to 6.32% would result in a decrease in the liability of approximately $350,000. Actual results could differ from these estimates. See Note 10 to the Consolidated Financial Statements for a discussion of the impact of changes in health care cost trend rates.

Revenue Recognition

Certain of the Company’s revenues are accounted for under the percentage of completion method and some of its software revenues are allocated to each element of a transaction based upon its fair value as determined by vendor specific objective evidence. The Company estimates the percentage of completion on contracts and determines the software revenue allocation method based on assumptions and estimates that require judgment. Changes in estimates to complete and revisions to the fair value used in the allocation of software revenue elements could result in a change in the timing of revenue recognition. Management believes its method and related assumptions, which have been consistently applied, to be reasonable (see Note 3 to the Consolidated Financial Statements).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R)’s fair value method of measurement for all share-based payment transactions with employees using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As of December 31, 2007, there was approximately $14.1 million in total unrecognized compensation cost related to stock options, $6.6 million related to restricted shares, $6.4 million related to deferred shares, $3.2 million related to phantom shares, and $1.3 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 2.5 years for stock options, 1.3 years for restricted shares, 2.3 years for deferred shares, 2.1 years for phantom shares, and 0.7 years for share equivalent units. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. This requirement reduced net operating cash flows in the amount of $17.2 million and $3.2 million for the year ended December 31, 2007 and 2006, respectively. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions for future grants could have a significant impact on the amount of stock-based compensation expense.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of December 31, 2007. The information below should be read in conjunction with Note 6 to the Consolidated Financial Statements.

At December 31, 2007, borrowings outstanding under the Credit Facility were $530.0 million and borrowings outstanding under the Receivables Facility were $80.0 million. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At December 31, 2007, the Company’s interest rate was 5.5% under the Credit Facility and 5.1% under the Receivables Facility. At December 31, 2007, $83.9 million was outstanding under the Company’s synthetic lease agreements. At December 31, 2007, the total notional amount under the Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility

Based on the Company’s overall interest rate exposure at December 31, 2007, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $4.1 million based on the Company’s current level of borrowings.

Foreign Currency Exchange Rate Risk

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

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented less than 1% of consolidated revenue from continuing operations and approximately 4% of total revenue, including discontinued operations during the year ended December 31, 2007.

For the year ended December 31, 2007, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $3.5 million, and a change in net income of $1.1 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ChoicePoint Inc.:

We have audited the accompanying consolidated balance sheets of ChoicePoint Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ChoicePoint Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment,” effective January 1, 2006. As discussed in Note 10 to the consolidated financial statements the Company changed its method of accounting for the funded status of its benefit plans to conform to SFAS No. 158 “Employer Accounting for Defined Pension and Other Post Retirement Plans,” effective December 31, 2006. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

Also, as discussed in Note 16 to the consolidated financial statements, the Company signed an agreement and plan of merger on February 20, 2008 to sell the Company.

We have also audited, in accordance with standards of the Public company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2008

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
(In thousands, except per share data)
Service revenue	$960,578	$936,675	$908,464
Reimbursable expenses (Note 3)	21,377	22,878	28,056

Total revenue	981,955	959,553	936,520

Costs and expenses:
Cost of service revenue	514,725	501,021	473,894
Reimbursable expenses	21,377	22,878	28,056
Selling, general, and administrative	222,361	211,492	183,480
Other operating charges (Note 12)	91,698	117,572	28,773

Total costs and expenses	850,161	852,963	714,203

Operating income	131,794	106,590	222,317
Interest expense, net	27,032	15,920	4,513

Income from continuing operations before income taxes	104,762	90,670	217,804
Provision for income taxes	41,773	35,254	85,998

Income from continuing operations	62,989	55,416	131,806
Income (loss) from discontinued operations, net of tax (Note 5)	(31,055)	(35,353)	8,850
Gain (loss) on sale of discontinued operations, net of tax (Note 5)	490	(3,141)	—

Net income	$32,424	$16,922	$140,656

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.87	$0.67	$1.49
Income (loss) from discontinued operations	(0.43)	(0.43)	0.10
Loss on sale of discontinued operations	0.01	(0.04)	—

Net income	$0.45	$0.21	$1.59

Diluted:
Income from continuing operations	$0.85	$0.65	$1.44
Income (loss) from discontinued operations	(0.42)	(0.42)	0.10
Loss on sale of discontinued operations	0.01	(0.04)	—

Net income	$0.44	$0.20	$1.53

Weighted average shares—basic	72,777	82,521	88,727
Dilutive effect of stock-based compensation	1,646	2,465	2,968

Weighted average shares—diluted	74,423	84,986	91,695

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	December 31,
	2007	2006
(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$20,189	$26,612
Accounts receivable, net of allowance for doubtful accounts of $6,300 in 2007 and $6,484 in 2006	208,226	222,856
Income tax receivable	7,297	—
Deferred tax asset	1,515	—
Other current assets	36,168	36,538
Assets of businesses held for sale (Note 5)	146,590	31,513

Total current assets	419,985	317,519
Property and equipment, net	53,210	68,167
Goodwill	584,863	798,463
Other acquisition intangible assets, net	54,663	81,930
Deferred tax assets	26,408	8,560
Other assets, net	75,721	71,453

Total assets	$1,214,850	$1,346,092

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt and current maturities of long-term debt	$80,000	$100,011
Accounts payable	53,977	60,913
Accrued salaries and bonuses	24,899	24,811
Income taxes payable	11,741	5,833
Deferred income taxes	—	391
Other current liabilities	86,474	114,807
Liabilities of businesses held for sale (Note 5)	31,506	3,231

Total current liabilities	288,597	309,997
Long-term debt, less current maturities	530,000	315,028
Postretirement benefit obligations	20,585	20,818
Deferred income taxes	1,036	1,050
Other long-term liabilities	37,940	32,212

Total liabilities	878,158	679,105

Minority interest	26,770	—
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.10 par value; shares authorized—400,000; issued—93,426 in 2007 and 91,778 in 2006	9,343	9,178
Paid-in capital	553,349	500,859
Retained earnings	766,757	735,312
Accumulated other comprehensive income, net	386	4,601
Treasury stock, at cost, 27,037 shares in 2007 and 15,731 shares in 2006	(1,019,913)	(582,963)

Total shareholders’ equity	309,922	666,987

Total liabilities and shareholders’ equity	$1,214,850	$1,346,092

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), Net	Treasury Stock	Total
(In thousands)
Balance, December 31, 2004		$8,943	$418,773	$577,734	$(1,317)	$(20,474)	$983,659
Net income	$140,656	—	—	140,656	—	—	140,656
Change in fair value of derivatives, net of deferred taxes of $930	1,396	—	—	—	1,396	—	1,396
Change in cumulative foreign currency translation adjustment	(9,863)	—	—	—	(9,863)	—	(9,863)

Comprehensive income	$132,189

Restricted and other stock plans, net		9	5,304	—	—	—	5,313
Stock options exercised		145	18,093	—	—	—	18,238
Common stock repurchased		—	—	—	—	(125,592)	(125,592)
Stock purchased for employee benefit trusts		—	—	—	—	(8,895)	(8,895)
Tax benefit of stock options exercised		—	15,962	—	—	—	15,962

Balance, December 31, 2005		$9,097	$458,132	$718,390	$(9,784)	$(154,961)	$1,020,874
Net income	$16,922	—	—	16,922	—	—	16,922
Change in fair value of derivatives, net of deferred taxes of $141	212	—	—	—	212	—	212
Change in cumulative foreign currency translation adjustment	10,790	—	—	—	10,790	—	10,790

Comprehensive income	$27,924

Adoption of SFAS No. 158, net of deferred taxes of $2,073		—	—	—	3,383	—	3,383
Restricted and other stock plans, net		13	7,761	—	—	(426)	7,348
Stock options exercised		69	16,255	—	—	—	16,324
Common stock repurchased		—	—	—	—	(427,248)	(427,248)
Common stock redeemed		(1)	—	—	—	(439)	(440)
Stock distributed from employee benefit trusts		—	—	—	—	111	111
Stock-based compensation expense		—	15,535	—	—	—	15,535
Tax benefit of stock options exercised		—	3,176	—	—	—	3,176

Balance, December 31, 2006		$9,178	$500,859	$735,312	$4,601	$(582,963)	$666,987
Cumulative effect of adoption of FIN 48		—	—	(979)	—	—	(979)

Adjusted Balance, December 31, 2006		9,178	500,859	734,333	4,601	(582,963)	666,008
Net income	$32,424	—	—	32,424	—	—	32,424
Change in fair value of derivatives, net of deferred taxes of $3,910	(5,866)	—	—	—	(5,866)	—	(5,866)
Change in postretirement plan, net of deferred taxes of $197	(312)	—	—	—	(312)	—	(312)
Change in cumulative foreign currency translation adjustment	1,963	—	—	—	1,963	—	1,963

Comprehensive income	$28,209

Restricted and other stock plans, net		17	14,355	—	—	(2,845)	11,527
Stock options exercised		148	20,367	—	—	—	20,515
Common stock repurchased		—	—	—	—	(429,646)	(429,646)
Redemption of stock-based awards (Note 8)		—	(13,222)	—	—	(786)	(14,008)
Stock acquired for or distributed from employee benefit trust		—	1,427	—	—	(3,673)	(2,246)
Stock-based compensation expense		—	12,398	—	—	—	12,398
Tax benefit of stock options exercised		—	17,165	—	—	—	17,165

Balance, December 31, 2007		$9,343	$553,349	$766,757	$386	$(1,019,913)	$309,922

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Cash flows from operating activities:
Net income	$32,424	$16,922	$140,656
Loss (income) from discontinued operations, net of taxes	30,565	38,494	(8,850)

Income from continuing operations	62,989	55,416	131,806
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	63,744	68,550	59,937
Non-cash components of other operating charges	86,840	110,120	—
Compensation recognized under stock-based compensation plans	21,230	21,954	5,314
Tax benefit of stock options exercised	—	—	15,962
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(12,970)	(10,040)	(16,269)
Other current assets	(2,443)	8,360	(15,930)
Deferred income taxes	7,705	(43,549)	13,575
Estimated income taxes	331	(6,404)	11,491
Current liabilities, excluding debt and income taxes	(6,691)	(3,934)	25,802
Other long-term liabilities	(2,020)	155	(3,570)

Net cash provided by operating activities—continuing operations	218,715	200,628	228,118
Net cash provided by operating activities—discontinued operations	12,869	37,861	23,820

Cash flows from investing activities:
Acquisitions, net of cash acquired	(866)	(59,441)	(123,380)
Proceeds from the disposition of discontinued operations	28,948	18,500	—
Additions to property and equipment	(16,687)	(23,183)	(23,077)
Additions to other assets	(30,059)	(28,783)	(34,845)

Net cash used in investing activities—continuing operations	(18,664)	(92,907)	(181,302)
Net cash used in investing activities—discontinued operations	(4,503)	(17,111)	(13,787)
Cash flows from financing activities:
Payments on Credit Facilities	(75,000)	(30,000)	(95,000)
Borrowings under Credit Facilities	290,000	265,000	175,000
Payments on Receivables Facility	(155,000)	(110,000)	—
Borrowings under Receivables Facility	135,000	160,000	—
Payments on other debt	446	5	(54)
Settlement of derivatives	230	—	—
Debt issuance costs	—	(658)	—
Changes in stock held by employee benefit trusts, net	(5,000)	110	(8,895)
Repurchase of common stock	(429,646)	(427,248)	(125,592)
Redemption of stock-based awards	(14,009)	(440)	(3,211)
Tax benefit of stock options exercised	17,165	3,176	—
Proceeds from exercise of stock options	20,512	16,324	21,448

Net cash used in financing activities—continuing operations	(215,302)	(123,731)	(36,304)
Net cash (used in) provided by financing activities—discontinued operations	(4)	(23)	11

Effect of foreign currency exchange rates on cash and cash equivalents—continuing operations	154	(11)	29
Effect of foreign currency exchange rates on cash and cash equivalents—discontinued operations	312	569	(825)

Net increase (decrease) in cash and cash equivalents	(6,423)	5,275	19,760
Cash and cash equivalents, beginning of year	26,612	21,337	1,577

Cash and cash equivalents, end of year	$20,189	$26,612	$21,337

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1	Nature of Operations

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint,” “we,” “our,” “us” or “the Company”), is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. The Company provides businesses and non-profit organizations with technology, software, information and marketing services, all intended to help manage economic risks, as well as identify business opportunities.

In December 2007, the Company decided to divest the software portion of its Government Services segment (“i2”). Additionally, in September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. In connection with the Company’s decision to divest i2, the Company has combined the remaining components of its Government Services segment with its Financial and Professional Services Segment. This newly formed segment has been renamed the Business Services Segment and now includes virtually all of the Company’s businesses involved in the sale of non-FCRA regulated public information to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation.

During 2006, the Company announced its intent to divest the Bode Labs, EquiSearch and BLJ businesses, which it later sold during 2007. Additionally, in September 2006, the Company sold its Priority Data Systems business, a comparative rating software solutions business in the Insurance Services segment, to the parent company of AMS Services.

The Company has met all the required criteria under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to classify the i2 and iMap businesses as held for sale and has therefore presented these businesses as discontinued operations at December 31, 2007. The results of these discontinued operations in prior years have been reclassified to conform to the 2007 classification. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional discussion of these businesses. ChoicePoint’s continuing operations are focused on four primary markets—Insurance Services, Screening and Authentication Services, Business Services and Marketing Services.

The Insurance Services group, ChoicePoint’s largest core business, provides data, analytics, software and business information services to property and casualty (“P&C”) personal and commercial insurance carriers. ChoicePoint’s information solutions help insurers effectively assess risks in the underwriting process to ensure that their customers receive appropriate policy pricing. In personal lines, our C.L.U.E.® (Comprehensive Loss Underwriting Exchange) database is the industry’s most complete source of historical claims. Other tools include Current Carrier®, which identifies the existence of current or previous insurance, as well as any possible lapses in coverage. ChoicePoint’s Insurity business unit provides software, data and analytics to P&C commercial and personal lines carriers to improve risk acceptance and loss mitigation. Insurity offers policy administration, claims administration, compliance management, regulatory reporting, reinsurance, billing, business processing and maintenance service to carriers, brokers, agents and third party administrators.

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

The Business Services group provides public information solutions primarily to banking, professional services, and government customers. These services help companies with risk management, enhanced due diligence, verification and business credentialing, and allow companies to better mitigate financial and reputational risk and improve their processes and productivity.

The Marketing Services group is a leading provider of direct marketing and database solutions to the insurance and financial services industries. These solutions help businesses acquire and grow customer relationships through the integration of data, data management, analytics and marketing technologies.

2	Basis of Presentation

The consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions and balances between entities included in the consolidated financial statements have been eliminated. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of ChoicePoint as of December 31, 2007, the results of operations for the years ended December 31, 2007, 2006, and 2005, and cash flows for the years ended December 31, 2007, 2006, and 2005. The adjustments have been of a normal recurring nature.

3	Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. In 2007 and 2006, such estimates and assumptions include those used to determine the amounts recognized as impairment charges included in other operating charges and discontinued operations. See Notes 5 and 12 for additional discussion of these charges. Actual results could differ from these estimates.

Revenue—ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $29.9 million as of December 31, 2007 and $45.5 million as of December 31, 2006. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our major business lines and for multiple-element arrangements:

Information Services—Revenue for the P&C personal lines, public filing searches, employment background screening and drug testing, vital records and other services in the Screening and Authentication Services and the Business Services segments is generally earned on a transactional basis and recognized as the services are delivered. Revenue from non-transaction-based arrangements such as subscription licenses and fixed fee arrangements is recognized over the period in which the customer is using the service. Provisions for bad debts are recognized during the period in which they are estimable, and provisions for volume discounts are recognized during the period in which they are applicable.

Software Services—Certain software revenues are generated primarily by transactions that include multiple-element arrangements encompassing licensing software systems (consisting of software and maintenance support) and providing professional services. ChoicePoint allocates revenue to each element of a transaction based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for maintenance and support services, is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such elements. If the fair value of any undelivered element included in bundled software and service arrangements cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Marketing Services—Revenues in our teleservices, print and data fulfillment services are recognized when projects are completed and delivered (typically within one month) in accordance with contractual terms. Certain database management services in our Marketing Services segment represent hosting arrangements. The contracts for these services are in essence a periodic service agreement to provide database services to a specific customer. The revenues and certain up-front costs related to these hosting arrangements are recognized ratably over the term of the agreement in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware.”

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

Pass-Through Expense—The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the twelve months ended December 31, pass-through expense was $825.5 million in 2007, $800.4 million in 2006 and $733.2 million in 2005.

Reimbursable Expenses—In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the year ended December 31 totaled $21.4 million in 2007, $22.9 million in 2006 and $28.1 million in 2005 and have been presented as revenues and expenses in the corresponding Consolidated Statements of Income.

Other Current Assets—Other current assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006
(In thousands)
Prepaid expenses	$29,733	$27,792
Other	6,435	8,746

	$36,168	$36,538

Property and Equipment—Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
(In thousands)
Land, buildings, and improvements	$26,524	$27,570
Data processing equipment and furniture	167,301	179,941
Less accumulated depreciation	(140,615)	(139,344)

	$53,210	$68,167

The cost of property and equipment is depreciated primarily on the straight-line basis over estimated asset lives of 40 years for buildings; 15 years for land improvements; useful lives, not to exceed lease terms, for leasehold improvements; three to five years for data processing equipment and eight years for furniture.

Goodwill—The Company accounts for acquisitions using the purchase method of accounting. As a result, goodwill and other acquisition intangibles are recorded at the time of purchase based on internal evaluations that are subject to change based on the final resolutions of acquired asset valuations. The Company completed its annual goodwill impairment tests as required under SFAS No. 142, “Goodwill and Other Intangible Assets,” as of October 31, 2007, 2006 and 2005. In connection with the Company’s decision to divest various businesses in 2007 and 2006, additional impairment tests were performed in accordance with SFAS No. 142. As a result of these tests, impairment charges of $57.2 million and $67.5 million were recorded in discontinued operations during the years ended December 31, 2007 and 2006, respectively. Additionally, as a result of our annual tests, impairment charges in the Marketing Services segment of $85.6 million and $99.4 million were recorded in continuing operations during the years ended December 31, 2007 and 2006, respectively. See Note 5 for additional information on the discontinued operations charges. No impairment charges were recorded as a result of our annual tests during the year ended December 31, 2005.

A summary of the change in goodwill during the years ended December 31, 2007 and 2006, by business segment, is as follows:

	Goodwill at December 31, 2006	Acquisitions and Adjustments	Transfer to Assets Held for Sale		Other Charges		Goodwill at December 31, 2007
(In thousands)
Insurance Services	$87,181	$2,330	$—		$—		$89,511
Screening and Authentication Services	313,434	1,530	—		—		314,964
Business Services	142,014	24,397	—		—		166,411
Government Services	156,212	(5,350)	(152,187)		1,325	(b)	—
Marketing Services	99,622	—	—		(85,645	)(c)	13,977

Total	$798,463	$22,907	$(152,187	)(a)	$(84,320)		$584,863

	Goodwill at December 31, 2005	Acquisitions and Adjustments	Transfer to Assets Held for Sale		Other Charges		Goodwill at December 31, 2006
(In thousands)
Insurance Services	$83,145	$26,779	$—		$(22,743	)(d)	$87,181
Screening and Authentication Services	301,338	12,096	—		—		313,434
Business Services	177,279	(63)	(35,202)		—		142,014
Government Services	157,076	(53)	(9,084)		8,273	(b)	156,212
Marketing Services	199,020	2	—		(99,400	)(c)	99,622

Total	$917,858	$38,761	$(44,286	)(e)	$(113,870)		$798,463

(a)	Approximately $57.2 million of this amount was subsequently written off as part of the Company’s $57.7 million charge included in discontinued operations discussed in Note 5.
(b)	Effect of foreign currency translation on goodwill.
(c)	Impairment charge discussed in Note 12 and above.
(d)	Goodwill disposed of in connection with the sale of Priority Data discussed in Note 5.
(e)	Approximately $38.3 million of this amount was subsequently written off as part of the Company’s $67.5 million charge included in discontinued operations discussed in Note 5.

Other Acquisition Intangible Assets—Other acquisition intangibles, excluding trademarks/trade names, are being amortized on a straight-line basis over two to ten years for customer relationships, five to twenty years for purchased data files, five years for software, three to seven years for non-compete agreements and ten to eleven years for other intangible assets. Amortization expense was $12.1 million for 2007, $12.6 million for 2006 and $11.6 million for 2005. Estimated amortization expense for the next five years is $9.8 million for 2008, $7.9 million for 2009, $5.7 million for 2010, $3.3 million for 2011 and $1.8 million for 2012. Other Acquisition Intangible Assets at December 31, 2007 and 2006 consisted of the following:

	Gross	2007 Accumulated Amortization	Net	Gross	2006 Accumulated Amortization	Net
(In thousands)
Customer relationships	$40,578	$(26,301)	$14,277	$54,571	$(32,124)	$22,447
Purchased data files	18,280	(3,669)	14,611	16,320	(3,995)	12,325
Software	27,913	(17,807)	10,106	47,103	(22,513)	24,590
Non-compete agreements	11,917	(8,405)	3,512	14,207	(8,481)	5,726
Trademarks/trade names	11,600	—	11,600	16,076	—	16,076
Other intangible assets	8,688	(8,131)	557	9,713	(8,947)	766

Total	$118,976	$(64,313)	$54,663	$157,990	$(76,060)	$81,930

The primary reasons for the decrease in net Other Acquisition Intangible assets during 2007 are amortization expense of $12.1 million, assets transferred to assets of businesses held for sale of $15.1 million, $4.6 million of amortization expense on acquisition intangible assets of businesses discontinued during 2007, net of $5.7 million acquired related to the Charles Jones venture discussed in Note 4.

Other Assets, Net—Other assets, net at December 31, 2007 and 2006 consisted of the following:

	2007	2006
(In thousands)
Software and databases developed for internal use, net	$49,453	$42,486
Purchased software, net	18,165	20,425
Other	8,103	8,542

	$75,721	$71,453

For the years ended December 31, costs of software and databases developed for internal use of approximately $21.3 million in 2007, $18.8 million in 2006, and $28.6 million in 2005 were capitalized and are included in Software and databases developed for internal use, net. The amounts capitalized include certain direct costs, including independent contractor and payroll costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Other assets are being amortized on a straight-line basis primarily over three to five years. Accumulated amortization was $121.5 million as of December 31, 2007 and $99.7 million as of December 31, 2006.

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of other long-lived assets may warrant revision or may not be recoverable. When factors indicate that other assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related business over the remaining life of the other assets in measuring whether those assets are recoverable. If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value on a discounted cash flow methodology. For the year ended December 31, 2006, approximately $8.2 million of other long-lived assets in our Business Services segment were written down to fair value and recognized as other operating charges (Note 12). No long-lived assets were written down during the years ended December 31, 2007 or 2005.

Other Current Liabilities—Other current liabilities at December 31, 2007 and 2006 consisted of the following:

	2007	2006
(In thousands)
Unearned income and deferred revenue	$29,870	$45,459
FTC settlement accrual and related costs	17	429
Other	56,587	68,919

	$86,474	$114,807

See Note 11 for discussion of the Federal Trade Commission (“FTC”) settlement accrual and related costs.

Depreciation and Amortization Expense—Depreciation and amortization expense from continuing operations for 2007, 2006 and 2005 consisted of the following:

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Property and equipment	$26,333	$26,608	$24,357
Other acquisition intangibles	12,118	12,599	11,551
Software and databases developed for internal use	12,912	17,479	13,924
Purchased software	12,109	11,562	9,813
Other assets	272	302	292

Total	$63,744	$68,550	$59,937

Other Comprehensive Income—Comprehensive income and its components are presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2007	2006
(In thousands)
Cumulative foreign currency translation adjustment	$2,890	$927
Cash flow hedges	(5,654)	212
Deferred postretirement gain	3,071	3,383
Other	79	79

Total	$386	$4,601

Consolidated Statements of Cash Flows—The Company considers short-term cash investments with original maturities of three months or less to be cash equivalents.

Tax payments made by ChoicePoint were approximately $26.4 million in 2007 ($23.4 million net of refunds), $75.2 million in 2006 ($74.1 million net of refunds), and $52.9 million in 2005 ($51.9 million net of refunds). Interest paid on debt totaled $26.8 million in 2007, $15.6 million in 2006 and $4.4 million in 2005.

Financial Instruments and Derivatives—The Company’s financial instruments recorded on the balance sheet consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts approximate their fair values because of the short maturity of these instruments or, in the case of debt, because it bears interest at current market rates.

The Company’s derivative financial instruments are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. Such derivatives at December 31, 2007 and 2006 consist of interest rate swap agreements (Note 6) entered into to limit the effect of changes in LIBOR (a benchmark interest rate) on the Company’s LIBOR-based payments, including the synthetic leases. Amounts currently due to or from interest rate swap counterparties are recorded in expense in the period in which they accrue. The Company measures all derivatives at fair value and recognizes them in the Consolidated Balance Sheet as an asset or liability, depending on ChoicePoint’s rights or obligations under the applicable derivative contract. ChoicePoint’s only derivative instruments are swap agreements which have been designated as cash flow hedges to hedge the variability in expected future interest payments on a portion of the Company’s LIBOR-based payments and, as such, the effective portions of changes in fair value are reported in cumulative other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting treatment. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair value of the interest rate swap agreements was a liability of approximately $9.6 million as of December 31, 2007 and an asset of approximately $0.4 million as of December 31, 2006, which is included in the Consolidated Balance Sheet, and has been recorded net of taxes in accumulated other comprehensive income in the Consolidated Financial Statements.

Allowance for Doubtful Accounts—Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer credit worthiness, industry, and changes in current economic trends. Significant changes in customer concentration, deterioration of customer credit worthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. Generally, we do not require collateral or other security to support receivables.

Foreign Currency Translation—The net assets of the Company’s foreign operations, which are located primarily in the United Kingdom, are translated into U.S. dollars using current exchange rates and the results of operations of the Company’s foreign operations are translated into U.S. dollars using average exchange rates during the period. The resulting translation adjustment, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative foreign currency translation adjustment (“CTA”) in accumulated other comprehensive income (loss), net. The functional currency of the Company’s foreign operations is the local currency of those operations.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS 157 is effective for the Company on January 1, 2008. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, we have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“ARB No. 51”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS 160 may have on our financial statements.

4	Acquisitions and Investment

Acquisitions—Effective July 1, 2007, the Company contributed the assets of its Charles Jones subsidiary to a new venture in which ChoicePoint retained a 70% ownership interest. Charles Jones is the premier provider of judgment searches in their primary service area, New Jersey. The Company entered into the venture in an effort to increase its scale in the service area while enhancing operating margins. The minority partner in the venture received a 30% ownership interest for its contributed assets. The incremental fair value of the net assets contributed by the minority party, including goodwill of $19.8 million, is estimated to be approximately $27 million. These assets are included in the Company’s consolidated balance sheet and were allocated to the Business Services segment. Additionally, $5.7 million was allocated to other acquisition intangible assets as follows:

	Amount	Weighted Average Amortization Period
(In thousands)
Data Contract/Title Plant	$3,360	indefinite
Customer relationships	2,000	7 years
Noncompete agreements	350	3 years

Total	$5,710

The allocation of fair value to the assets and liabilities of the net assets contributed by the minority party is preliminary and subject to change based on the resolutions of pre-acquisition contingencies. Net income of the venture is allocated to each party based upon its respective ownership interest except during the first three years, when ChoicePoint will be allocated net income sufficient to support the distribution of certain minimum amounts defined in the agreement. The difference between the minimum amounts and the amounts ChoicePoint would receive based upon its ownership interest is not material to ChoicePoint’s consolidated net income. The minority partner also has the opportunity to earn additional ownership interest in future years based upon the performance of the business.

During 2006 and 2005, the Company acquired either stock or assets of the following businesses:

Business	Date Acquired	Segment
Steel Card, LLC	July 2006	Insurance Services
Insuratec, Inc.	July 2006	Insurance Services
USCerts	June 2006	Screening and Authentication Services
ePolicy, Inc.	June 2006	Insurance Services
ShortStop, LLC	February 2006	Screening and Authentication Services
ELIOS, Inc.	January 2006	Insurance Services
EzGov, Inc.	May 2005	Screening and Authentication Services
Magnify, Inc.	April 2005	Insurance Services
i2 Limited	January 2005	Government Services(a)

(a)	These businesses were reclassified to discontinued operations during 2007 as discussed in Note 5.

The acquisitions above were accounted for as purchases, and the results of operations from these acquisitions are included in ChoicePoint’s consolidated results from the date acquired.

In 2006, the Company acquired either the stock or assets of the following companies: ELIOS, Inc., located in San Ramon, California, a loss payee notification company for the property and casualty insurance industry; ShortStop, LLC, which maintains a network of drug and health testing clinics; USCerts, located in Memphis, Tennessee, which provides technology and data management services to facilitate the remote ordering of vital records; ePolicy, Inc., which provides a comprehensive set of administration solutions for commercial insurance carriers; Insuratec, Inc., located in Danville, California, a provider of lien holder and mortgagee notification services to the property and casualty insurance industry; and Steel Card, LLC, based in California, a provider of browser-based personal lines software that provides rating, underwriting, product con-figuration, rules management and policy administration for carriers. These acquisitions extend ChoicePoint’s current product and service offerings in Insurance Services and Screening and Authentication Services segments. The total purchase price of these acquisitions was approximately $52.0 million in cash. Goodwill of $26.8 million was allocated to the Insurance Services segment and $12.1 million to the Screening and Authentication Services segment, of which approximately $30.8 million is fully deductible for tax purposes, and $16.1 million to other acquisition intangible assets as follows:

	Amount	Weighted Average Amortization Period
(In thousands)
Customer relationships	$1,949	5 years
Software	13,873	5 years
Noncompete agreements	300	7 years

Total	$16,122

On January 4, 2005, the Company acquired the stock of i2 Limited (“i2”), which is based in Cambridge, United Kingdom. i2 is a provider of visualization and link analysis software for intelligence, law enforcement, military and large commercial applications.

The net purchase price was approximately $96 million ($108 million paid in cash at acquisition, $3 million paid related to earnout provisions discussed below, net of $15 million of cash included in i2’s opening balance sheet), which the Company financed with $100 million of borrowings under its unsecured revolving credit facility (see Note 6). The purchase of i2 included earnout provisions that were fully settled in 2005, and the Company recorded additional purchase price of $3 million during 2005 related to these provisions. The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Current assets	$13,459
Property and equipment, net	2,376
Goodwill	78,245
Other acquisition intangible assets	24,900
Other assets	216

Total assets acquired	119,196

Current liabilities	(15,144)
Other long-term liabilities	(590)
Long-term deferred tax liability	(7,470)

Total liabilities assumed	(23,204)

Net assets acquired	$95,992

Goodwill of $78.2 million was allocated to Government Services, none of which is deductible for tax purposes. Of the $24.9 million of acquired intangible assets, $16.5 million was assigned to software that has a useful life of 5 years, $4.4 million was assigned to trademark/trade name that has an indefinite life, and $4.0 million was assigned to customer relationships that have a useful life of 20 years.

As discussed in Note 5, the Company decided to divest the software portion of its Government Services segment in December 2007. The results of operations from the date of acquisition for i2 are included in discontinued operations, and prior periods have been reclassified to conform to this presentation.

Also in 2005, the Company acquired Magnify, Inc., a Chicago-based leading provider of fraud prediction software solutions to the property and casualty insurance carrier markets, which extended the Company’s product offerings in Insurance Services. The Company also acquired the Americas and Caribbean operations of EzGov, Inc., an Atlanta-based software and services company that enables the automation of government processes. The total purchase price of these acquisitions was approximately $13.3 million in cash. Goodwill of $9.9 million was recorded, of which $4.5 million is expected to be fully deductible for tax purposes, and $3.3 million was allocated to other intangible assets as follows:

	Amount	Weighted Average Amortization Period
(In thousands)
Software	$2,296	5 years
Trademark/trade name	1,000	indefinite

Total	$3,296

One of the Company’s 2004 acquisitions is subject to a contingent payment agreement based on revenue and operating profit goals. The Company will record goodwill related to these contingent payment agreements if goals are met and payments are reasonably estimable and probable. In January of 2006, $7.5 million was paid by the Company related to the settlement of an earnout provision for a prior acquisition. This amount was recorded as additional purchase price in the fourth quarter of 2005.

The pro forma effect of 2007, 2006 and 2005 purchased acquisitions is not material individually or in the aggregate to the consolidated financial statements.

Investment—In the third quarter of 2005, the Company made a $10.0 million equity investment in XDimensional Technologies, Inc., a leading provider of a comprehensive agency management Internet service for the insurance industry. The Company bifurcated its investment into two separate and distinct assets, one of which totaled $7.8 million and is being amortized over 10 years. The other asset, a $2.2 million investment, is accounted for under the cost method and evaluated for impairment annually in accordance with APB 18 “The Equity Method of Accounting for Investments in Common Stock” and FASB Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment.”

Subsequent Event—On February 5, 2008, the Company acquired Optimal Decisions Group, a firm that develops and deploys advanced analytics and software to the insurance industry. The acquisition is not expected to have a material impact on ChoicePoint’s financial results.

5	Discontinued Operations

As discussed in Note 1, the Company decided to divest its i2 business in December 2007. Based upon indicative purchase price ranges received from prospective purchasers, the Company estimates that net proceeds to be received from the disposal of this business will exceed the carrying value. Additionally, in September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. While transactions have not yet been consummated and the Company has no definitive agreements to sell either of these businesses, the Company has met the criteria to classify these businesses in discontinued operations.

During 2006, the Company announced its intent to divest the Bode Labs, EquiSearch and BLJ businesses. The Company completed the sale of its Bode, BLJ and EquiSearch businesses during 2007 for total net proceeds of $28.9 million. Additionally, in September 2006, the Company sold its Priority Data Systems business, a comparative rating software solutions business in the Insurance Services segment, to the parent company of AMS Services. Consequently, the results of these discontinued operations are reflected in the Company’s Consolidated Statements of Income as discontinued operations. The results of these discontinued operations in prior years have been reclassified to conform to the 2007 classification.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2007, 2006, and 2005, respectively:

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Total revenue	$91,202	$133,622	$121,394

Income (loss) from discontinued operations before income taxes	(49,509)	(53,062)	14,830
Income tax (provision) benefit	18,944	14,568	(5,980)

Income (loss) from discontinued operations, net of tax	$(30,565)	$(38,494)	$8,850

During 2007, in connection with the decision to divest its iMap business, the Company recorded a pre-tax charge of $57.7 million ($35.6 million after tax benefit) to reflect the currently estimated net proceeds to be realized from selling the business. Additionally, the decline in revenue in these operations is primarily due to the disposal of the Bode, EquiSearch and BLJ businesses in the first quarter of 2007.

During 2006, the Company recorded a pre-tax charge of $67.5 million ($41.8 million after tax benefit) of asset impairments related to its Bode, EquiSearch and BLJ businesses to reflect the estimated net proceeds then expected to be realized from selling those businesses. Of this amount, $47.0 million related to the BLJ businesses, $10.6 million related to the Bode business and $9.9 million related to the EquiSearch business. In addition, included in the loss from discontinued operations in 2006 is a $5.0 million ($3.1 million net of tax benefit) loss on the sale of Priority Data.

At December 31, 2007, the Company has classified certain assets and liabilities associated with the discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Consolidated Balance Sheets in accordance with the guidance in SFAS 144. The following table details the components of the assets and liabilities of businesses held for sale at December 31, 2007 (in thousands):

Accounts receivable, net of allowance for doubtful accounts of $646	$24,032
Other current assets	2,712
Property and equipment, net	3,989
Goodwill	94,959
Other acquisition intangible assets, net	15,115
Other assets, net	5,783

Total assets of businesses held for sale	146,590
Accounts payable	1,009
Other current liabilities	27,663
Other long-term liabilities	2,834

Total liabilities of businesses held for sale	31,506

Total net assets of businesses held for sale	$115,084

6	Debt and Other Financing

Long-term debt at December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
(In thousands)
Credit Facility	$530,000	$315,000
Receivables Facility	80,000	100,000
Capital leases	—	39

	610,000	415,039
Less current maturities	(80,000)	(100,011)

	$530,000	$315,028

On October 25, 2006, the Company entered into a $600 million unsecured credit facility (the “Credit Facility”) with a group of banks, which is expandable to $750 million, to refinance its existing facility, fund share repurchases and for general corporate purposes including, without limitation, working capital, stock repurchases, capital expenditures in the ordinary course of business and permitted acquisitions. At December 31, 2007, there was $530.0 million outstanding under the Credit Facility. In addition, approximately $9.9 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The Credit Facility, including the line of credit, expires on October 25, 2011. The average interest rate based on the terms of the Credit Facility was 5.5% at December 31, 2007. The Company had a $400.0 million unsecured multicurrency revolving credit facility with a group of banks from December 29, 2004 that was terminated effective October 25, 2006.

The Credit Facility contains covenants customary for facilities of this type. Such covenants include limitations, in certain circumstances, on the ability of the Company and its subsidiaries to (i) effect a change of control of the Company, (ii) incur certain types of liens, and (iii) transfer or sell assets. The Credit Facility also requires compliance with financial covenants, including (i) maximum funded debt to EBITDA and (ii) minimum interest coverage. We have maintained compliance with these financial covenants.

At December 31, 2006, there was $315.0 million outstanding under the Credit Facility.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. Prior to December 1, 2006, the Receivables Facility permitted the advance of up to $100 million on the sale of accounts receivable. On December 1, 2006, the Receivables Facility was amended to increase the available borrowing capacity to $125 million. Currently, the Receivables Facility is payable in June 2008, but may be extended in one-year terms. Net proceeds from the Receivables Facility were $80.0 million at December 31, 2007, and $100.0 million at December 31, 2006. The average interest rate based on the terms of the Receivables Facility was 5.1% at December 31, 2007.

At December 31, 2007, the Company had $105.1 million of available capacity under the above facilities, prior to obtaining additional financing in January 2008 as discussed below. Scheduled maturities of long-term debt subsequent to December 31, 2007 are as follows: $80.0 million in 2008 and $530.0 million in 2011.

On January 14, 2008, the Company entered into a $300 million five-year unsecured Term Loan Credit Agreement (the “Credit Agreement”) with substantially the same lenders that are party to its existing Credit Facility. Fees incurred in connection with the agreement totaled approximately $1.0 million which will be amortized over the term of the agreement. All amounts borrowed under the Credit Agreement were used to repay amounts outstanding under the Company’s existing Credit Facility. ChoicePoint and its material subsidiaries (as defined in the Credit Agreement) that are U.S. subsidiaries are guarantors of the obligations. The Credit Agreement bears interest at either a base rate as defined in the Credit Agreement or LIBOR plus an applicable margin. The applicable margins range from 1.000% to 1.375% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Agreement contains covenants customary for this type of facility and the loans made under the Credit Agreement will mature on January 14, 2013.

During the second quarter of 2006, the Company entered into a $12.5 million synthetic lease agreement for a new property. Under this synthetic lease agreement, a third-party lessor purchased the property and paid for the build-out of the property completed in December 2006. The $12.5 million synthetic lease expires in 2012. On December 8, 2006, the Company entered into a $25.2 million synthetic lease agreement for its headquarters building and a $46.2 million synthetic lease agreement for its data center facility. These agreements replaced the existing agreements that were due to expire in 2007 and 2008. The new lease agreements expire in 2012, at which time the Company has the following options for each lease: renew the lease for an additional five years, purchase the building for the original cost or sell the property itself (remarket). If the Company elects to remarket the property, it must guarantee the lessor 80% to 85% of the original cost.

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at December 31, 2007 and $83.5 million at December 31, 2006 and it would have recorded additional depreciation expense related to the synthetic leases of approximately $3.2 million ($2.0 million after tax) for 2007, $2.7 million ($1.7 million after tax) for 2006, and $2.4 million ($1.5 million after tax) for 2005.

Derivative financial instruments at December 31, 2007 consist of four interest rate swap agreements entered into to reduce the impact of changes in a benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At December 31, 2007, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties. As of December 31, 2007, the fair value of the outstanding interest rate swap agreements was a liability of $9.6 million, which is included in the Consolidated Balance Sheet, and has been recorded net of taxes in accumulated other comprehensive (loss) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138.

7	Income Taxes

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Current:
Federal	$54,969	$59,707	$62,948
State	5,870	6,790	8,300

Total current	60,839	66,497	71,248

Deferred:
Federal	(18,467)	(27,970)	11,659
State	(599)	(3,273)	3,091

Total deferred	(19,066)	(31,243)	14,750

Total	$41,773	$35,254	$85,998

The provision for income taxes from continuing operations is reconciled with the federal statutory rate, as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.3	2.5	3.4
Non-deductible stock option expense	2.0	2.3	—
Non-deductible penalties	—	—	1.5
Other	(0.4)	(0.9)	(0.4)

Effective rate for continuing operations	39.9%	38.9%	39.5%

ChoicePoint’s 2007 effective tax rate for continuing operations was 39.9%, an increase from 38.9% in 2006. The higher overall effective tax rate in 2007 is primarily due to an increase in state income taxes and the impact of nondeductible compensation related expenses in 2007 as compared to 2006.

Components of the Company’s deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
(In thousands)
Deferred income tax assets:
Employee compensation programs	$23,909	$18,971
Postretirement benefits	7,781	7,874
Goodwill	3,024	4,814
Reserves and accrued expenses	6,197	4,236
Capital loss carryforward	23,516	—
Other	10,486	5,795

Total deferred income tax assets	74,913	41,690

Deferred income tax liabilities:
Purchased software, data files, technology, and other assets	(21,893)	(17,363)
Depreciation	(12,404)	(12,588)
Deferred expenses	(4,717)	(4,581)
Other	(9,012)	(39)

Total deferred income tax liabilities	(48,026)	(34,571)

Net deferred income tax assets (liabilities)	$26,887	$7,119

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2007, the Company has certain deferred tax assets of $17.7 million for which a valuation allowance of approximately $17.3 million has been provided due to uncertainty of future realization of these deferred tax assets. At December 31, 2006, the Company had certain deferred tax assets of $7.7 million for which a valuation allowance of approximately $7.6 million has been provided due to uncertainty of future realization of these deferred tax assets.

As of January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $1.0 million increase in the net liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings. The Company had a liability of $11.2 million recorded for unrecognized tax benefits as of January 1, 2007, which includes interest and penalties of $1.9 million. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recorded an additional $0.4 million in income tax expense for interest and penalties during the twelve months ended December 31, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $10.7 million, which includes interest and penalties of $2.3 million. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the twelve month period ended December 31, 2008.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at January 1, 2007	$11,178
Gross increases related to current period tax positions	1,692
Gross increases related to prior periods tax positions	2,113
Gross decreases related to prior periods tax positions	(439)
Decrease related to settlements with tax authorities	(792)
Expiration of the statute of limitations for the assessment of taxes	(2,053)

Balance at December 31, 2007	$11,699

At December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $3.3 million, which expire at varying dates through 2024. At December 31, 2007, the Company had state net operating loss carryforwards of approximately $175 million, which expire between 2008 and 2027.

8	Shareholders’ Equity

Earnings Per Share—The Company has computed basic and diluted earnings per share using the treasury stock method. For the years ended December 31, 2007, 2006, and 2005 options outstanding to purchase approximately 3.1 million, 3.5 million, and 2.1 million shares of common stock respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable year, and the effect of including them in such computation would be anti-dilutive.

Stock Options—On April 25, 2006, the shareholders of the Company approved the ChoicePoint Inc. 2006 Omnibus Incentive Plan (the “2006 Omnibus Plan”). Under the 2006 Omnibus Plan, as amended in May 2007, up to 2,700,000 shares of the Company’s common stock may be issued pursuant to awards granted thereunder, with limitations on specific kinds of awards that may be issued or transferred, or in payment of dividend equivalents paid with respect to such awards. A variety of discretionary awards for officers, directors and full-time employees of ChoicePoint, and others who render significant services are authorized under the 2006 Omnibus Plan, including incentive and non-qualified stock options, restricted shares, deferred shares, share equivalent units, tandem appreciation rights and/or free-standing appreciation rights, performance shares and performance units. The vesting of such awards may be conditioned upon either a specified period of service or the attainment of certain performance goals as determined by the Management Compensation and Benefits

Committee of the Company’s Board of Directors. Option exercise prices are set at the closing price of ChoicePoint’s common stock on the New York Stock Exchange on the date of grant, and option terms do not exceed seven years.

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

During 2007, options to purchase an aggregate of approximately 1.2 million shares of the Company’s common stock were granted under the above plans, having an exercise price equal to the fair market value of the underlying stock. Such options had a weighted average exercise price of $38.34. The fair value of the options granted during 2007, 2006 and 2005 was calculated using an actuarial binomial model. The following assumptions were used in the calculation of stock-based compensation expense:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	26%	25%	28%
Risk-free interest rate	4.6%	5.0%	3.7%
Expected life in years	4.65	4.54	4.85
Weighted average fair value of options granted	$11.69	$13.84	$14.01

A summary of all outstanding options and the weighted average exercise price per share, as of December 31, 2007, 2006 and 2005 and changes during the years then ended is as follows (shares in thousands):

	December 31,
	2007		2006		2005
	Shares	Average Price	Shares	Average Price	Shares	Average Price
Balance outstanding, beginning of year	11,546	$31.51	11,309	$29.83	11,609	$25.83
Granted	1,244	38.34	1,320	45.69	1,593	45.86
Canceled/forfeited	(741)	42.55	(408)	42.32	(335)	40.25
Exercised	(2,155)	15.88	(675)	24.55	(1,558)	14.18

Balance outstanding, end of year	9,894	$34.95	11,546	$31.51	11,309	$29.83

Exercisable at end of year	5,771	$30.55	6,557	$23.45	6,277	$21.54

A summary of outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of December 31, 2007 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding, December 31, 2007	9,894	$34.95	4.5	$46,854
Vested and expected to vest, December 31, 2007	9,653	$34.80	4.5	$46,854
Exercisable, December 31, 2007	5,771	$30.55	3.9	$45,339

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 9.224 – $ 13.836	31	0.2	$12.04	31	$12.04
$13.837 – $ 18.448	852	1.1	13.96	852	13.96
$18.449 – $ 23.060	716	2.1	19.09	716	19.09
$23.061 – $ 27.672	1,036	3.1	26.00	1,036	26.00
$27.673 – $ 32.284	109	2.8	28.94	63	28.16
$32.285 – $ 36.896	1,054	5.0	33.63	604	33.56
$36.897 – $ 39.257	3,005	5.4	38.58	1,177	38.62
$39.258 – $ 46.120	3,091	5.7	44.77	1,292	43.28

	9,894		$34.95	5,771	$30.55

The intrinsic value of options exercised during the year ended December 31 was $46.8 million in 2007, $10.2 million in 2006, and $43.5 million in 2005.

Other Stock-Based Awards—On a periodic basis, certain key officers, employees, and directors of the Company are granted restricted shares under the above plans. During 2007, 174,100 shares were awarded with a weighted average market value at the date of grant of $38.96 per share. During 2006 and 2005, 138,400 and 103,375 shares were awarded with a weighted average market value per share of $45.65 and $45.26 respectively. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. No deferred shares were granted during 2007. During 2006 and 2005, 75,000 deferred shares were granted each year at a weighted average market price of $45.75 and $46.12 respectively. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. Additionally, certain key employees may be granted share equivalent units under the above plans. During 2007, 32,240 share equivalent units were granted to non-employee directors and certain key employees at market value on the date of grant of $38.27 per unit. During 2006 and 2005, 56,286 and 26,470 units were granted at an average market value at the date of the awards of $41.22 and $39.29 respectively. The market value of the restricted shares, deferred shares and share equivalent units is being charged to expense over the vesting periods through June 2010. The pre-tax compensation cost charged against income for these awards was $8.3 million ($5.2 million net of tax) in 2007, $7.3 million ($4.5 million net of tax) in 2006 and $5.5 million ($3.4 million net of tax) in 2005.

Additionally, on a periodic basis, certain key officers are granted phantom shares under the ChoicePoint Inc. Deferred Compensation Plan. During 2007, 117,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. The market value of the phantom shares is being charged to expense over the vesting periods through February 2010. The pre-tax compensation cost charged against income for these awards for the year ended December 31, 2007 was $1.3 million. No phantom shares were granted during 2006.

A summary of the beginning and ending balance of the Company’s nonvested shares, deferred shares, and share equivalent units as of December 31, 2007, and changes during the year then ended is presented below:

	Shares/ Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2006	778,196	$41.88
Granted	323,340	38.92
Vested	(65,547)	39.95
Forfeited	(69,800)	43.02

Balance at December 31, 2007	966,189	$40.94

The fair value of shares vested during the year ended December 31 was $2.5 million in 2007, $2.5 million in 2006, and $1.1 million in 2005.

The Company adopted SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. The Company adopted SFAS 123(R) using the modified prospective application, which applies to all grants after the effective date and to any unvested portion of grants issued prior to the effective date or implementation date. The related compensation cost is expensed over the vesting period using the straight-line method for awards with cliff vesting or using the accelerated attribution method for awards with graded vesting.

The fair value of stock options granted was determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The term assumption is primarily based on the contractual term of seven years for options granted in 2007 and 2006, and ten years for options granted in 2005, and historical data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level is based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest.

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of SFAS 123(R). As of December 31, 2007, there was approximately $14.1 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.5 years.

A summary of the expense recognized for stock options and other stock-based awards during the twelve months ended December 31, 2007 and 2006, is presented below (in thousands):

	Year ended December 31, 2007			Year ended December 31, 2006
	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation
Cost of revenue	$3,125	$—	$3,125	$3,961	$—	$3,961
Selling, general and administrative expenses	8,450	9,656	18,106	10,708	7,285	17,993

Total expense	$11,575	$9,656	$21,231	$14,669	$7,285	$21,954

Expense, net of tax	$9,514	$5,987	$15,501	$11,708	$4,517	$16,225

Of the Company’s total stock-based compensation charge of $22.0 million for the year ended December 31, 2006, approximately $134,000 was capitalized. No stock-based compensation charges were capitalized during the year ended December 31, 2007.

Under ChoicePoint’s stock incentive plans, employees may surrender stock-based awards or shares of the Company’s common stock to the Company in payment of minimum tax obligations due upon the exercise of options or upon the vesting of grants of other stock based awards. During the year ended December 31, 2007 employees surrendered approximately 347,000 options upon the exercise of stock options in payment of such minimum tax obligations. No options were surrendered during the year ended December 31, 2006. Additionally, during the year ended December 31, 2007 and 2006, employees surrendered 13,540 and 10,530 shares, respectively, to the Company upon the vesting of restricted shares in payment of such minimum tax obligations. The value of the awards was based on the market price on the date of surrender for an aggregate value of $13.9 million, or $38.69 per share, for the year ended December 31, 2007 and $0.4 million, or $41.90 per share, for the year ended December 31, 2006.

As of December 31, 2007, there was approximately $6.6 million in total unrecognized compensation cost related to restricted shares, $6.4 million related to deferred shares, $3.2 million related to phantom shares, and $1.3 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 1.3 years for restricted shares, 2.3 years for deferred shares, 2.1 years for phantom shares, and 0.7 years for share equivalent units.

Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $17.2 million and $3.2 million excess tax benefit classified as financing cash inflows for the years ended December 31, 2007 and 2006, respectively, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

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

The following disclosure shows what the Company’s net income and basic and diluted earnings per share would have been using the fair value model under SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended December 31, 2005
Net income, as reported	$140,656
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,455
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,572)

Pro forma net income	$128,539

Basic EPS—as reported	$1.59
Basic EPS—pro forma	$1.45
Diluted EPS—as reported	$1.53
Diluted EPS—pro forma	$1.40

Grantor Trusts—ChoicePoint has established two grantor trusts which are used to purchase ChoicePoint common stock in the open market as previously approved by the Board of Directors for distribution under its various compensation and benefit plans. Funds from the grantor trusts totaling $29.7 million representing 1.4 million shares in 2007, and $26.0 million representing 1.3 million shares of ChoicePoint common stock in 2006 are reflected as treasury stock, at cost, in the December 31 consolidated balance sheets. Cash remaining in the grantor trusts of approximately $719,000 at December 31, 2007 and $678,000 at December 31, 2006 are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Treasury Stock—In addition to the common stock held in the grantor trusts and shares repurchased as noted above, in accordance with the terms of the awards, ChoicePoint redeemed approximately 87,000 shares and 20,000 shares of common stock at market price in consideration of the minimum tax obligations for nonvested stock vestings, or for the cancellation of nonvested stock at a total cost of $3.6 million in 2007 and $0.9 million in 2006, respectively. No additional shares were redeemed in 2005.

9	Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, the Company’s Board of Directors approved increases to the value of the buyback program up to a total of $725 million. On August 8, 2007, the Board of Directors further increased the value of the Company’s buyback program by $300 million to a total value of $1.025 billion. The Board of Directors also extended the buyback program an additional two years, through August 19, 2009.

The following table details activity under the repurchase program since inception (in thousands except per share amounts):

	Total number of shares repurchased	Average cost per share	Total cost for shares
Year ended December 31, 2005	2,946.7	$42.62	$125,592
Year ended December 31, 2006	11,375.0	37.56	427,248
Year ended December 31, 2007	11,160.4	38.50	429,646

Inception of buyback program through December 31, 2007	25,482.1	$38.56	982,486

Remaining amount authorized as of December 31, 2007			42,514

Total amount authorized as of December 31, 2007			$1,025,000

Subsequent Event—On January 29, 2008, the Company’s Board of Directors further increased the value of the Company’s buyback program by $300 million up to a total value of $1.325 billion.

10	Employee Benefits

401(k) Profit Sharing Plan—ChoicePoint adopted a 401(k) profit sharing plan, under which eligible Company employees may contribute up to 75% of their compensation. ChoicePoint intends to make matching contributions in the form of ChoicePoint common stock equal to a minimum of 25% of an employee’s contributions up to the first 6% of the employee’s salary. The match made on eligible employee contributions was 26% for 2007, 27% for 2006 and 38% for 2005. Employee contributions will be invested in one of the available investment funds, as selected by the employee. Matching contributions will be invested in the ChoicePoint stock fund. ChoicePoint may make additional contributions based on achievement of targeted performance levels. The expense for the 401(k) profit sharing plan was $3.1 million in 2007, $2.4 million in 2006 and $3.5 million in 2005.

ChoicePoint agreed to contribute to a defined contribution plan for certain ChoicePoint employees. The additional benefits are intended to offset the adverse impact of transitioning out of a defined benefit pension plan and represent the present value of the estimated future contributions. The expense recognized and amounts contributed to the 401(k) profit sharing plan to offset the adverse impact of transitioning out of the defined benefit plan was $1.7 million in 2007, $1.7 million in 2006 and $1.5 million in 2005.

Deferred Compensation Plan—ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. The corresponding deferred compensation liability is recorded at the current fair value of the individual’s investment elections and any changes are recorded as expense in the period incurred. As of December 31, 2007 and 2006, related to these plans, the Company has recorded an other long-term liability of $22.4 million and $22.0 million, respectively.

Postretirement Benefits—The Company has agreed to provide certain retiree health care and life insurance benefits for a defined group of eligible employees. Health care and life insurance benefits are provided through a trust. The Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of each employee, net of the estimated amount of participant contributions. These postretirement benefit plans are unfunded. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the Company’s expressed intent to increase retiree contributions equal to a percentage of health care cost increases. ChoicePoint uses December 31 as the measurement date for these plans.

The following table presents a reconciliation of the changes in the plan’s benefit obligations and fair value of assets at December 31, 2007 and 2006:

	December 31,
	2007	2006
(In thousands)
Change in benefit obligation:
Obligation at beginning of year	$23,396	$25,960
Service cost	51	54
Interest cost	1,263	1,349
Actuarial loss (gain)	154	(1,773)
Medicare subsidies accrued	570	876
Anticipated future Medicare subsidies	—	—
Benefit payments, net of participant contributions of $2,821 in 2007 and $2,450 in 2006	(2,320)	(3,070)

Obligation at end of year	23,114	23,396

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,751	2,194
Benefit payments	(1,751)	(2,194)

Fair value of plan assets at end of year	—	—

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, “SFAS 158”. SFAS 158 required us to recognize the $5.5 million funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans as a liability in the December 31, 2006 Consolidated Balance Sheet, with a corresponding reduction of $3.4 million to accumulated other comprehensive income, net of tax of $2.1 million. The adoption of SFAS 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented, and it will not impact our operating results in future periods.

The following table shows the calculation of the accrued postretirement benefit cost recognized in “Postretirement benefit obligations” on the Company’s Consolidated Balance Sheet at December 31, 2007 and 2006:

	2007	2006
(In thousands)
Funded status	$23,114	$23,396
Unrecognized prior service credit	119	234
Unrecognized actuarial gain	4,831	5,222
Accumulated other comprehensive income	(4,950)	(5,456)

Net amount recognized on consolidated balance sheet	23,114	23,396
Current portion	2,529	2,578

Accrued benefit cost	$20,585	$20,818

The current portion is included in other current liabilities in the accompanying consolidated balance sheets. Net periodic postretirement benefit expense includes the following components:

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Service cost	$51	$54	$56
Interest cost on accumulated benefit obligation	1,263	1,349	1,682
Amortization of net gain	(238)	(74)	—
Amortization of prior service cost	(115)	(212)	(295)

Net periodic postretirement benefit expense	$961	$1,117	$1,443

The following are weighted average assumptions used in the computation of postretirement benefit expense and the related obligation:

	Year Ended December 31,
	2007	2006	2005
Discount rate used to determine accumulated postretirement benefit obligation at December 31	6.07%	5.71%	5.50%
Discount rate used to determine net periodic postretirement benefit expense	5.71%	5.50%	5.75%
Initial health care cost trend rate	9.33%	9.33%	10.33%
Ultimate health care cost trend rate	5.25%	5.25%	5.25%
Year ultimate health care cost trend rate reached	2015	2013	2013

Assumed health care trend rates affect the amounts reported for health care plans. If the health care cost trend rate were changed by 1% for all future years, the accumulated postretirement benefit obligation (“APBO”) as of December 31, 2007 would have been impacted as follows:

	1-Percentage Point Increase	1-Percentage Point Decrease
(In thousands)
Effect on total APBO	$284	$(269)
Effect on total service cost plus interest cost	$19	$(18)

The Company expects the following net benefits to be paid from the postretirement benefit plan:

	Projected Benefit Payments
	Before Medicare Subsidy	After Medicare Subsidy
(In thousands)
2008	$3,287	$2,529
2009	3,098	2,897
2010	2,870	2,674
2011	2,823	2,635
2012	2,612	2,612
2013 – 2017	10,340	10,340

The Company continues to evaluate ways in which it can better manage these benefits and control its costs. Any changes in the plan, revisions to assumptions or changes in the Medicare program that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and future annual expense.

11	Commitments and Contingencies

Leases—The Company’s operating leases involve principally office space and office equipment. Rental expense relating to these leases was $18.0 million in 2007, $18.6 million in 2006 and $16.6 million in 2005. Included in the operating leases are three synthetic lease agreements (Note 6). The Company has accounted for these synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the property instead of entering into the synthetic leases, assets and debt would have increased by $83.9 million at December 31, 2007 and the Company would have recorded additional depreciation expense of $3.2 million in 2007, $2.7 million in 2006 and $2.4 million in 2005. Future minimum payment obligations for noncancelable operating leases exceeding one year, net of subleases and assuming the utilization of the full notional amount under the synthetic leases, are as follows as of December 31, 2007:

(In thousands)

Year	Amount
2008	$15,556
2009	13,978
2010	11,845
2011	9,334
2012	3,021
Thereafter	2,879

$56,613

Change in Control Provisions in Employment Agreements—The Company has entered into employment agreements with certain officers to provide severance pay and benefits in the event of a “change in control” of ChoicePoint. At December 31, 2007, the maximum contingent liability for salary, bonus and severance under the agreements or plans was approximately $34.0 million. In addition, the Company’s stock-based compensation plans provide that all outstanding grants shall become fully vested in the event of a change in control.

Litigation and Fraudulent Data Access—Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

Fresco Litigation. A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco; and (4) granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. On September 24, 2007, the Court of Appeals issued an Order declining jurisdiction of the Texas Interveners’ Motion to Intervene and finding that it did have jurisdiction to decide permissibility of the preliminary approval Order’s injunction against pursuing related proceedings in other Courts. The Court denied the Fresco Plaintiffs’ Motion to Dismiss and Motion for Sanctions with respect to the Texas Interveners’ Motion to Stay. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The Court has not yet issued a ruling. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

Taylor Litigation. On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas, Taylor v. Acxiom Corporation, on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000, through the date of judgment. The plaintiff also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

Fraudulent Data Access

The Company’s response to the 2004 fraudulent data access and other similar incidents requiring notification of consumers is ongoing. The Company is involved in legal proceedings that relate to these matters. Regardless of the merits and ultimate outcome of this litigation, proceedings of this type are expensive and will require substantial Company resources and executive time. The Company believes that there could be other instances that may result in notification to consumers. As previously stated, the Company intends for consumers to be notified, in accordance with current state law requirements, and in accordance with ChoicePoint policy, if it is determined that their sensitive personally identifiable information has been acquired by unauthorized parties. The Company does not believe that the impact from notifying affected consumers will be material to the financial position, results of operations or cash flows of the Company.

FTC and State Attorneys General Investigations. In February 2006, the Company reached a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access that occurred in 2004. As part of the settlement, the Company was required to submit a report to the FTC within 180 days of the settlement evidencing compliance with the terms of the settlement. On February 20, 2008, the Company received a letter from the FTC notifying the Company that after reviewing such report, the Enforcement Division of the FTC was not recommending any enforcement action to the FTC. The settlement requires the Company to obtain every two years until 2026, an assessment from a qualified, independent third-party professional to ensure that the Company’s information security program meets the standards of the settlement. Effective June 5, 2007, the Company also entered into an Assurance of Voluntary Compliance and Discontinuance with the Attorneys General of 43 states and the District of Columbia.

SEC Investigation. The Company received notice from the SEC on May 12, 2005, that it was conducting an investigation into the circumstances surrounding any possible identity theft, trading in the Company’s stock by its Chief Executive Officer and Chief Operating Officer and related matters. The Company cooperated with the SEC and provided the requested information and documents. On January 18, 2008, the staff of the SEC notified the Company by letter that the staff had completed its investigation and was not recommending any enforcement action by the SEC.

In re ChoicePoint Inc. Securities Litigation. On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005, and in the Northern District of Georgia on March 11, 2005, March 22, 2005, and March 24, 2005. By court order, the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint, which remains pending before the court. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss which is currently pending before the District Court.

On January 15, 2008, the Company entered into a Letter of Understanding pursuant to which the parties to the litigation would, subject to notice to the class, court approval and certain other conditions, settle all claims. The Company and the other defendants do not admit to any liability by the Company or such defendants. Under the terms of the Letter of Understanding, the Company will pay $10 million to the plaintiffs, subject to court approval. The Company anticipates filing a definitive settlement agreement with the U.S. District Court for the

Northern District of Georgia by March 31, 2008. The Company anticipates that the settlement as outlined in the Letter of Understanding will have no effect on the Company’s financial results as the Company had previously reserved funds to pay for the portion of the settlement amount not covered by insurance.

Mellott Litigation. On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of the Company’s stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a motion for reconsideration, which was denied on June 18, 2007. On July 12, 2007, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, which was docketed on July 16, 2007.

On November 21, 2007, a Settlement Agreement was signed by all parties to the litigation and filed with the District Court. Pursuant to the Settlement Agreement, the parties agreed to the following equitable relief: (a) Plan participants will retain the right through December 31, 2010, to diversify freely out of the Company’s matching contribution made in the Company’s common stock; (b) the Company’s matching contribution will be at least 25% for three years; (c) the Company will continue its current investment education program for three years; and (d) the Company will post language on its intranet site for three years that will advise participants to give careful consideration of the benefits of a well-balanced and diversified investment portfolio. In addition, the Company agreed to pay $10,000 to the named plaintiff, attorneys’ fees and costs in the amount of $100,000, costs of settlement notices to the class as well as costs of settlement administration, and costs to retain an independent fiduciary for settlement review and approval on behalf of Plan participants. On December 6, 2007, the Company filed a Joint Motion for Preliminary Approval of the Class Action Settlement with the District Court and on December 11, 2007, the Company filed its Joint Motion to Stay Appeal Pending Review and Approval of Settlement with the District Court.

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

12	Other Operating Charges

Other operating charges include the following:

	Year Ended December 31,
	2007	2006	2005
(In thousands)
Asset impairments—Marketing Services segment	$85,983	$99,400	$—
Asset impairments—other segments	857	10,720	—
Lease abandonment, severance, and other expenses	5,503	3,943	1,472
Fraudulent data access related expense (benefit)	(645)	3,509	27,301

Total other operating charges	$91,698	$117,572	$28,773

A breakdown of other operating charges by segment for the year ended December 31, 2007 is as follows:

	Insurance Services	Screening and Authentication Services	Business Services	Marketing Services	Other	Total
(In thousands)
Asset impairments	$231	$321	$—	$85,983	$305	$86,840
Lease abandonment, severance, and other expenses	41	3,087	320	178	1,877	5,503
Fraudulent data access related benefit	—	—	—	—	(645)	(645)

Total other operating charges	$272	$3,408	$320	$86,161	$1,537	$91,698

Of the total other operating charges of $91.7 million recorded in 2007, the Company recorded a non-cash charge of $86.0 million ($53.4 million after tax benefit) to reduce the carrying value of goodwill and other assets in its Marketing Services segment to reflect the estimated fair value of this business. The fair value was determined based upon a discounted cash flow model corroborated with market comparisons of similar businesses. The decline in revenue from our customers primarily in the sub-prime mortgage lending market, together with our assessment that this market will likely remain depressed for at least the near term, were the primary reasons for recording the adjustment to the carrying value of this reporting unit. In addition, the Company recorded other operating charges of $5.7 million ($3.5 million net of taxes) during 2007 that included $6.4 million ($3.9 million net of taxes) of asset impairments, lease abandonment, severance and other costs, primarily related to the consolidation of facilities and a net benefit of $0.6 million ($0.4 million net of taxes) due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

At December 31, 2007, $7.8 million was accrued for obligations related to the above charges incurred to date that includes $3.3 million for legal and other fees associated with the fraudulent data access, and $4.5 million related to severance and lease abandonment costs.

During 2006, the Company recorded other operating charges of $117.6 million. Of total other operating charges recorded in 2006, $99.4 million represents the net impairment charge on the Company’s Marketing Services segment. The fair value was determined based upon a discounted cash flow model corroborated with market comparisons of similar businesses. This net charge consists of a $110.0 million charge recorded in the third quarter of 2006, offset by the reversal of anticipated selling costs of $10.6 million recorded in the fourth quarter of 2006. The Company announced its intent to divest the Marketing Services segment in the second quarter of 2006 as part of a strategic review. Based on indicative bids received, the Company recorded the $110.0 million charge to reduce the carrying value of this business to reflect the estimated net proceeds expected to be realized. The $10.6 million reversal of anticipated selling costs was recognized during the fourth quarter of 2006 after the Company announced its intent to retain the Marketing Services segment. In addition, as part of the strategic review, the Company recorded additional impairment, lease abandonment and severance charges totaling $14.7 million primarily related to the centralization of functions and consolidation of certain technology platforms. Also, an additional $3.5 million was recorded for legal fees and other professional fees associated with the fraudulent data access previously disclosed in the Company’s SEC filings. At December 31, 2006, $9.6 million was accrued for obligations related to the above charges incurred to date that includes $7.1 million for legal and other fees associated with the fraudulent data access, and $2.5 million related to severance and lease abandonment costs.

During 2005, the Company recorded other operating charges of $28.8 million that included a pre-tax charge of $8.0 million ($8.8 million net of taxes) for the settlement reached with the FTC in January 2006, $19.3 million ($11.9 million net of taxes) for specific legal expenses and other professional fees related to the fraudulent data access and $1.5 million ($0.9 million net of taxes) for lease abandonment charges related to the consolidation of two facilities. The terms of the settlement agreement with the FTC call for a non-tax deductible civil penalty of $10 million, the establishment of a $5 million fund to be administered by the FTC for consumer redress initiatives, completion of certain onetime and ongoing customer credentialing activities, such as additional site visits, and undertaking additional obligations relating to information security. The settlement also requires ChoicePoint to obtain, every two years for the next 20 years, an assessment from a qualified, independent, third-party professional to ensure that its information security program meets the standards of the order.

The $8.0 million charge for the FTC settlement consisted of the $10.0 million civil penalty, the $5.0 million fund for consumer redress initiatives, a $4.0 million charge for additional obligations under the order, offset by the $11.0 million recovery of these fees received from the Company’s insurance carrier during the first quarter of 2006. A total of $28.7 million, which includes the $19.0 million for the FTC settlement, was recorded as an other current liability in the December 31, 2005 Consolidated Balance Sheet. The $11.0 million insurance receivable related to the FTC settlement was included in other current assets in the December 31, 2005 Consolidated Balance Sheet.

13	Related Party Transactions

ChoicePoint has certain agreements and relationships in the normal course of business with companies with which ChoicePoint directors are associated, but which are not sufficiently significant to be reportable. All of these transactions and services provided in 2007 are the result of arm’s-length negotiations and are on terms that are reasonable and competitive. In all cases such purchases or sales in 2007 were less than one percent of the other company’s 2007 revenues. Additional transactions of this nature may take place in the ordinary course of business in the future and will be reviewed as discussed above. The Board has reviewed the business and charitable relationships between each director and executive officer and ChoicePoint and believes that none of these relationships are directly or indirectly material to the director or to ChoicePoint.

14	Segment Disclosures

As previously indicated, during the fourth quarter of 2007 the Company decided to divest the software portion of its Government Services segment. Additionally, in September 2007, the Company decided to divest its iMap business which was previously included as part of the Government Services segment. In connection with the Company’s decision to divest the software portion of its Government Services segment, the Company has combined the remaining components of its Government Services segment with its Financial and Professional Services Segment. This newly formed segment has been renamed the Business Services Segment and now includes virtually all of the Company’s businesses involved in the sale of non-FCRA regulated public information to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation.

ChoicePoint’s continuing operations are focused on four primary markets—Insurance Services, Screening and Authentication Services, Business Services and Marketing Services that constitute its four reportable segments. Management evaluates the performance of its segments exclusive of other operating charges (Note 12). Sales and transfers between segments are generally accounted for at cost plus a reasonable profit; the effects of inter-segment sales are immaterial to the computation of segment profit. See Note 1 for a description of each reportable segment.

In January 2005, ChoicePoint acquired i2 Ltd., with a location in Cambridge, United Kingdom, which generates a significant amount of its revenue from outside of the United States. During the fourth quarter of 2007, this business was classified as discontinued operations. For the years ended December 31, 2007, 2006, and 2005, less than 5% of the Company’s total revenue from continuing operations was generated outside of the United States. No one customer represents more than 10% of total revenue.

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Revenue	Operating Income	Revenue	Operating Income	Revenue	Operating Income
(In thousands)
Insurance Services	$505,587	$258,177	$454,458	$239,843	$402,853	$221,670
Screening & Authentication Services	252,849	46,601	257,088	57,096	242,054	58,980
Business Services (a)	142,169	6,888	145,415	6,196	169,630	29,042
Marketing Services
Marketing Services service revenue	59,973	2,411	79,714	12,446	91,529	15,899
Reimbursable expenses	21,377	—	22,878	—	28,056	—

Marketing Services	81,350	2,411	102,592	12,446	119,585	15,899
Royalty	—	—	—	—	2,398	1,722
Corporate and shared (b)	—	(69,354)	—	(64,002)	—	(70,633)
Accelerated depreciation	—	—	—	(5,463)	—	—
Stock option expense	—	(11,575)	—	(14,669)	—	—
Other stock-based compensation	—	(9,656)	—	(7,285)	—	(5,590)
Other operating charges (Note 12)	—	(91,698)	—	(117,572)	—	(28,773)

Totals from continuing operations	$981,955	$131,794	$959,553	$106,590	$936,520	$222,317

	Assets December 31,			Depreciation and Amortization December 31,
	2007	2006	2005	2007	2006	2005
(In thousands)
Insurance Services	$235,415	$274,029	$243,124	$17,858	$14,296	$10,433
Screening and Authentication Services	371,306	368,732	382,914	15,466	13,302	12,169
Business Services	283,713	223,783	294,096	16,680	19,243	20,868
Marketing Services (c)	76,977	137,079	232,334	5,127	6,590	6,440
Unallocated and Other (d)	100,849	310,956	310,508	8,613	9,656	10,027
Assets Held for Sale (Note 5)	146,590	31,513	—	—	—	—
Accelerated Depreciation	—	—	—	—	5,463	—

Total	$1,214,850	$1,346,092	$1,462,976	$63,744	$68,550	$59,937

(a)	As announced on March 4, 2005, the Company discontinued the sale of certain information services offered by its Business Services Segment.
(b)	Corporate and shared expenses represent costs of support functions, research and development initiatives, incentives and profit sharing that benefit all segments.
(c)	The decrease in assets in the Marketing Services segment in 2007 is primarily due to $86.0 million of asset impairments included in other operating charges discussed in Note 12.
(d)	Unallocated and Other includes certain corporate items that are not allocated to the segments.

The Company owned a 62.5% interest in laser patent revenue relating to certain patents involving laser technology that expired in May 2005. In 2005, revenue from these patents is included in Royalty above. Upon the expiration of the applicable patents, the Company lost its right to exclude others from exploiting the inventions claimed therein, and accordingly, the obligation of third parties to make royalty payments ceased.

15	Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands, except per share data)
Service revenue	$239,617	$242,538	$244,543	$233,880	$960,578
Reimbursable expenses	4,859	5,412	5,640	5,466	21,377

Total revenue	244,476	247,950	250,183	239,346	981,955
Cost of service revenue	130,428	129,164	130,889	124,244	514,725
Reimbursable expenses	4,859	5,412	5,640	5,466	21,377

Gross profit	109,189	113,374	113,654	109,636	445,853
Operating income (loss) (a)	54,106	58,028	55,129	(35,469)	131,794
Net income (loss)	30,922	32,570	1,251	(32,321)	32,424
EPS, basic	0.41	0.44	0.02	(0.47)	0.45
EPS, diluted	0.40	0.43	0.02	(0.47)	0.44

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(In thousands, except per share data)
Service revenue	$233,344	$233,255	$237,552	$232,524	$936,675
Reimbursable expenses	6,726	5,084	4,934	6,134	22,878

Total revenue	240,070	238,339	242,486	238,658	959,553
Cost of service revenue	126,410	121,497	126,548	126,566	501,021
Reimbursable expenses	6,726	5,084	4,934	6,134	22,878

Gross profit	106,934	111,758	111,004	105,958	435,654
Operating income (loss) (b)	49,549	57,213	(56,993)	56,821	106,590
Net income (loss)	30,610	34,861	(72,216)	23,667	16,922
EPS, basic	0.36	0.41	(0.89)	0.30	0.21
EPS, diluted	0.34	0.40	(0.89)	0.30	0.20

The unaudited quarterly financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

(a)	The Company recorded $91.7 million of other operating charges in 2007, consisting primarily of a non-cash charge of $86.0 million in the fourth quarter of 2007 to reduce the carrying value of goodwill and other assets in its Marketing Services segment to reflect the estimated fair value of this business. Additionally, the Company recorded other operating charges of $1.2 million, $0.3 million, $2.5 million, and $1.8 million in the first, second, third, and fourth quarters of 2007, respectively. These charges included $6.4 million of asset impairments, lease abandonment, severance and other costs, primarily related to the consolidation of facilities and a net benefit of $0.6 million due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.
(b)	The Company recorded $5.5 million of accelerated depreciation as a result of the centralization of functions and consolidation of technology platforms during the first quarter of 2006. Additionally, the Company recorded other operating charges of $6.0 million, $2.7 million, $116.1 million and a benefit of $7.2 million in the first, second, third, and fourth quarters of 2006, respectively. Of these charges, $3.5 million relates to specific expenses of the fraudulent data access, $3.9 million related to the abandonment of certain leases and severance related to the consolidation of facilities, and $110.1 million relates to asset impairments recorded for the Company’s decision to divest certain businesses as a part of the company-wide strategic review discussed in Note 5, net of the reversal of anticipated selling costs of $10.6 million recorded as a result of the Company’s decision to retain the Marketing Services segment.

16	Subsequent Event

On February 20, 2008, ChoicePoint entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reed Elsevier Group plc (“Reed Elsevier”) and Deuce Acquisition Inc., a wholly owned subsidiary of Reed Elsevier. The transaction has a total value of approximately $4.1 billion, based on consideration of $50.00 per share and the assumption of approximately $600 million of net debt.

Reed Elsevier and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, that the Company will (i) conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the closing of the merger (the “Closing”), (ii) not engage in certain types of transactions during such period, and (iii) cause a special shareholder meeting to be held by the Company to approve and adopt the Merger Agreement. The Company’s Board of Directors has unanimously adopted the Merger Agreement and approved the merger and the other transactions contemplated by the Merger Agreement and has unanimously resolved to recommend to the Company’s shareholders that they approve the Merger Agreement.

The merger is not subject to Reed Elsevier’s receipt of financing and Reed Elsevier’s shareholders are not required to approve the merger. Each party’s obligation to effect the merger is subject to the fulfillment of customary conditions, including, among others, (i) approval of the Merger Agreement by the Company’s shareholders, (ii) the absence of any injunction or order prohibiting the Closing, (iii) the expiration or termination of the Hart-Scott-Rodino waiting period and receipt of other regulatory approvals, (iv) subject to materiality qualifications, the accuracy of representations and warranties of the other party, and (v) material compliance of the other party with its covenants.

The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement under certain circumstances, the Company is required to pay Reed Elsevier a termination fee of $100 million and an expense reimbursement of up to $15 million. The transaction is expected to close following the satisfaction of all closing conditions, which is currently expected to occur by the end of the summer of 2008.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of ChoicePoint Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and guidelines, a program of internal audits, a written Code of Conduct applicable to all Company directors and all officers and employees of the Company, and quarterly written representations obtained from business unit leaders and key financial associates.

Because of the inherent limitations of internal control over financial reporting, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

/s/ Derek V. Smith
Derek V. Smith Chief Executive Officer

/s/ Douglas C. Curling
Douglas C. Curling Chief Operating Officer

/s/ Steven W. Surbaugh
Steven W. Surbaugh Chief Administrative Officer

/s/ David E. Trine
David E. Trine Chief Financial Officer

Report of Independent Registered Public Accounting firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of ChoicePoint Inc.:

We have audited the internal control over financial reporting of ChoicePoint Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting including the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to the Company’s change in method of accounting for share based payments to conform to Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, effective January 1, 2006, the Company’s change in method of accounting for the funded status of its benefit plans to conform to SFAS No. 158 “Employer Accounting for Defined Pension and Other Post Retirement Plans” effective December 31, 2006, the Company’s change in method of accounting for the uncertainty in income taxes to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007, and the Company’s signing of an agreement and plan of merger on February 20, 2008 to sell the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 28, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is included in the sections entitled “Proposal No. 1—Election of ChoicePoint Directors,” “Other Matters—ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees—Audit Committee” and “Corporate Governance—Nominees for Director” of the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding the Company’s executive officers is set forth in Part I of this Form 10-K. ChoicePoint has adopted a Code of Ethics for Senior Financial Officers and Business Unit Leaders that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other senior officers. A copy of the ChoicePoint Inc. Code of Conduct, Code of Ethics for Senior Financial Officers and Business Unit Leaders, the Corporate Governance Guidelines and charters for the Audit Committee, Management Compensation and Benefits Committee and Corporate Governance and Nominating Committee may be found on the Company’s Internet site at www.choicepoint.com. Copies will be furnished without charge upon written request to the Company at the following address: Attn: Corporate Secretary, ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, Georgia 30005. If the Company makes any amendments to the Code of Ethics for Senior Financial Officers and Business Unit Leaders other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and other senior officers, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its Internet site or in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item is included in the sections entitled “Compensation Discussion and Analysis”, “ChoicePoint Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information included under the heading “Management Compensation and Benefits Committee Report” in such Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included in the sections entitled “ChoicePoint Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included in the sections entitled “Other Matters—Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” of the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounant Fees and Services

The information required by this Item is included in the section entitled “Audit Fees and Other Fees” of the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Index to exhibits, financial statements and schedules.

(1) The Consolidated Financial Statements, Notes to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm for ChoicePoint Inc. and subsidiaries dated February 27, 2008 are included in Item 8.

(2) Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts is included as a schedule herein.

Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 20, 2008, by and among ChoicePoint Inc., Reed Elsevier Group plc and Deuce Acquisition Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2008).

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	—	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

4.1	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.01 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)

10.1	—	Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.2	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.3	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 29, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.4	—	Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.5	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.6	—	Amendment No. 2 to the Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

Exhibit Number		Description
10.7	—	Amendment No. 3 to the Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 27, 2007 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.8	—	Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.9	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and David T. Lee dated as of February 27, 2007 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.10	—	Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.11	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of February 27, 2007 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.12	—	Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2005)*

10.13	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of February 27, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.14	—	Amendment No. 2 to the Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of January 31, 2008*

10.15	—	Employment and Compensation Agreement between the Company and David E. Trine dated as of February 27, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.16	—	Employment Agreement between the Company and Jeffrey J. Glazer dated February 1, 2007 (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.17	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.18	—	Second Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.19	—	Third Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.20	—	Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.21	—	First Amendment to the Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.22	—	Forms of Stock Option Agreements under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

Exhibit Number		Description
10.23	—	Forms of Restricted Stock Grant Agreements under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.24	—	Form of Share Equivalent Unit Agreement for Non-Employee Directors under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.25	—	Form of Deferred Shares Agreement for Employees and Officers under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.26	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

10.27	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)*

10.28	—	ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement filed March 27, 2006)*

10.29	—	Second Amendment to ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.30	—	Forms of Stock Option Agreements under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.31	—	Forms of Restricted Stock Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.32	—	Form of Share Equivalent Unit Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.33	—	Form of Deferred Shares Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.34	—	ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by Reference to Appendix A to the Company’s definitive proxy statement filed March 19, 2004)*

10.35	—	First Amendment to the ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.36	—	ChoicePoint Inc. Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.37	—	Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.38	—	Form of ChoicePoint Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2006)*

Exhibit Number		Description
10.39	—	Revolving Credit Agreement dated as of October 25, 2006, among ChoicePoint Services Inc., the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, SunTrust Bank as Syndication Agent and a lender, and certain other lenders (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.40	—	Second Amendment to Revolving Credit Agreement, dated as of January 14, 2008, among the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, SunTrust Bank as Syndication Agent and a lender, and certain other lenders.

10.41	—	Lease Agreement dated December 8, 2006, between the Company, as lessee, and BNP Paribas Leasing Corporation (“BNPPLC”), as lessor, for the Company’s headquarters facility (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.42	—	Purchase Agreement dated December 8, 2006, between the Company and BNPPLC, for the Company’s headquarters facility (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.43	—	Lease Agreement dated December 8, 2006, between the Company, as lessee, and BNPPLC, as lessor, for the Company’s data center facility (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.44	—	Purchase Agreement dated December 8, 2006, between the Company and BNPPLC, for the Company’s data center facility (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.45	—	Loan Agreement dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, the Company, as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.46	—	Amendment No. 1 to the Loan Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.47	—	Amendment No. 2 to the Loan Agreement dated as of December 31, 2002 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.48	—	Amendment No. 3 to the Loan Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.49	—	Amendment No. 4 to the Loan Agreement dated as of June 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.50	—	Amendment No. 5 to the Loan Agreement dated as of June 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.51	—	Amendment No. 6 to the Loan Agreement dated as of June 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.52	—	Omnibus Amendment (Amendment No. 7 to the Loan Agreement) dated as of December 1, 2006 (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.53	—	Amendment No. 9 to the Loan Agreement dated as of June 25, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

Exhibit Number		Description
10.54	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other Subsidiary of ChoicePoint Inc. that hereafter becomes a Party thereto, as Originators, and ChoicePoint Capital Inc, as Buyer (the “Receivables Sale and Contribution Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.55	—	Amendment No. 1 to Receivables Sale and Contribution Agreement dated as of January 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.56	—	Omnibus Amendment (Amendment No. 3 to Receivables Sale and Contribution Agreement), dated as of December 1, 2006 (incorporated by reference to Exhibit 10.52 above)

10.57	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (“Receivables Sale Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.58	—	Omnibus Amendment (Amendment No. 1 to Receivables Sale Agreement) dated as of December 1, 2006 (incorporated by reference to Exhibit 10.52 above)

10.59	—	Term Loan Credit Agreement dated as of January 14, 2008, among the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, US bank, N.A. as Syndication Agent and a lender, and certain other lenders

21	—	Subsidiaries of the Company

23	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	—	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on February 28, 2008.

CHOICEPOINT INC.

By:	/s/ DEREK V. SMITH
Derek V. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEREK V. SMITH Derek V. Smith	Chairman and Chief Executive Officer and Director	February 28, 2008

/s/ DAVID E. TRINE David E. Trine	Chief Financial Officer	February 28, 2008

/s/ DOUGLAS C. CURLING Douglas C. Curling	President, Chief Operating Officer and Director	February 25, 2008

/s/ E. RENAE CONLEY E. Renae Conley	Director	February 26, 2008

/s/ DR. JOHN J. HAMRE Dr. John J. Hamre	Director	February 22, 2008

/s/ KENNETH G. LANGONE Kenneth G. Langone	Director	February 27, 2008

/s/ JOHN B. MCCOY John B. McCoy	Director	February 22, 2008

/s/ TERRENCE MURRAY Terrence Murray	Director	February 25, 2008

/s/ RAY M. ROBINSON Ray M. Robinson	Director	February 26, 2008

/s/ CHARLES I. STORY Charles I. Story	Director	February 22, 2008

/s/ M. ANNE SZOSTAK M. Anne Szostak	Director	February 26, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Deductions		Balance at End of Period
	(In thousands)
Year ended December 31, 2007
Allowance for Doubtful Accounts	$6,484	$3,359	$(3,543	)(1)	$6,300
Restructuring Reserves	637	5,845	(2,131)		4,351
Valuation Allowance on Deferred Tax Asset	7,629	9,684	(63)		17,250

Year ended December 31, 2006
Allowance for Doubtful Accounts	$5,749	$3,278	$(2,543	)(1)	$6,484
Restructuring Reserves	838	839	(1,040)		637
Valuation Allowance on Deferred Tax Asset	8,147	—	(518)		7,629

Year ended December 31, 2005
Allowance for Doubtful Accounts	$5,128	$2,681	$(2,060)		$5,749
Restructuring Reserves	4,499	—	(3,661)		838
Valuation Allowance on Deferred Tax Asset	—	8,147	—		8,147

(1)	Includes $646 and $506 of allowance transferred to Assets of businesses held for sale in 2007 and 2006 respectively.