Form 10-K/A
period 2007-12-31
CHOICEPOINT INC
filed 2008-04-29
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 68,462,862 shares of Common Stock, par value $.10 per share, outstanding as of April 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ChoicePoint Inc. (“ChoicePoint,” “we,” “us” or the “Company”) is filing this amendment on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008, to include the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the 2007 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K. Since we do not intend to file a definitive proxy statement within 120 days of the fiscal year ended December 31, 2007, we are hereby amending the 2007 10-K to provide the information required by Part III of Form 10-K.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have amended and restated Items 10 through 15 of our 2007 10-K in their entirety. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the 2007 10-K.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

The Board of Directors has fixed the number of ChoicePoint directors at ten. Set forth below is information about each director. There are no family relationships between any director or any executive officer of ChoicePoint or its subsidiaries.

E. Renae Conley, 50, has served as a director of ChoicePoint since April 2006. Ms. Conley has served as President and Chief Executive Officer of Entergy Louisiana, LLC and of Entergy Gulf States, Inc.—Louisiana, since 2000, where she is responsible for the companies’ electric distribution system, natural gas distribution operations, regulatory and governmental affairs, customer service, economic development programs and financial performance.

Douglas C. Curling, 53, has served as a director of ChoicePoint since May 2000. He has served as the Company’s President since April 2002 and as Chief Operating Officer since May 1999. He served as Chief Operating Officer and Treasurer from May 1999 to May 2000 and served as Executive Vice President, Chief Financial Officer and Treasurer of the Company from 1997 until May 1999.

Dr. John J. Hamre, 57, has served as a director of ChoicePoint since May 2002. Dr. Hamre has served as President and Chief Executive Officer of the Center for Strategic and International Studies, a non-partisan, non-profit research institute, since April 2000. Dr. Hamre served as U.S. Deputy Secretary of Defense from 1997 until 2000 and as Comptroller under the Secretary of Defense from 1993 to 1997. Dr. Hamre received his Ph.D., with distinction, in 1978 from the School of Advanced International Studies, Johns Hopkins University. He serves as a director of ITT Industries, Inc., a manufacturer of engineering products, SAIC, Inc., a leading provider of scientific, engineering, systems integration and technical services and solutions, MITRE Corporation, a federally-chartered research and engineering organization providing technical services to the federal government, and also serves as an advisory board member for several organizations.

Kenneth G. Langone, 72, has served as a director of ChoicePoint since May 2000. Mr. Langone has served as Chairman, President and Chief Executive Officer of Invemed Associates LLC, an investment banking and brokerage firm, since 1974. He also serves as a director of The Home Depot, Inc., a home improvement retailer, Unifi, Inc., a producer of textile yarns, YUM! Brands, Inc., a food services company, and several private corporations.

John B. McCoy, 64, has served as a director of ChoicePoint since December 2003. He served as Chairman of the Board of Bank One Corporation, a bank holding company, from 1987 to 1998 and as its Chief Executive Officer from 1984 to 1999. From June 2000 to December 2003, he served as Chairman of Corillian Corporation, a provider of online banking and software services. Mr. McCoy currently serves as a director of AT&T Inc., a telecommunications service provider, and Cardinal Health, Inc., a provider of health care services.

Terrence Murray, 68, has served as a director of ChoicePoint since May 2002. He served as Chairman of the Board of FleetBoston Financial Corporation, a diversified financial services company, from 2001 to 2002 and served as Chairman, President and Chief Executive Officer from 1982 through 2001, except in 1988, when he served only as President and from 2000 to 2001, when he served as Chairman and Chief Executive Officer. He serves as a director of A.T. Cross Company, a producer of writing instruments and CVS Caremark Corporation, a retail drugstore chain and healthcare service provider.

Ray M. Robinson, 60, has served as a director of ChoicePoint since December 2004. Mr. Robinson has served as Vice Chairman of the East Lake Community Foundation since 2005 and served as its Chairman from 2003 to 2005. He is the President Emeritus of Atlanta’s East Lake Golf Club and served as its President from 2003 to January 2006. He was President of the Southern Region of AT&T Corporation from 1996 until his retirement in May 2003. Mr. Robinson currently serves as a director of Aaron Rents, Inc., a provider of rental, lease ownership and specialty retailing of consumer electronics, residential and office furniture and appliances, Acuity Brands, Inc., a producer of lighting equipment and specialty products, Avnet, Inc., a distributor of electronic components, enterprise network and computer equipment and embedded subsystems, AMR Corporation, a passenger airlines company, and Citizens Bancshares Corporation, the holding company for Citizens Trust Bank.

Derek V. Smith, 53, is the Chairman and Chief Executive Officer of the Company. Mr. Smith has served as Chairman of the Board since May 1999 and as Chief Executive Officer and a director of the Company since May 1997. He also served as President of the Company from May 1997 until April 2002.

Charles I. Story, 53, has served as a director of ChoicePoint since June 1997. He has served as President of ECS Group, Inc., a provider of business consulting services for executive talent development, since January 2005. He served as President and CEO of INROADS, Inc., an international non-profit training and development organization, from January 1993 until October 2005. He also serves as a director of Briggs & Stratton Corporation, a producer of gasoline engines, and as an advisory director to Regions Bank.

M. Anne Szostak, 57, has served as a director of ChoicePoint since December 2005. She has served as President and Chief Executive Officer of Szostak Partners, LLC, a consulting firm that advises businesses on strategic and human resources issues, since 2004. From 1994 to 2004, she served as Executive Vice President and Corporate Director of Human Resources of FleetBoston Financial Corporation and served in a variety of executive positions with FleetBoston Financial Corporation since 1973. Ms. Szostak also serves as a director of Tupperware Brands Corporation, a manufacturer of food storage, preparation and serving items, Spherion Corporation, a provider of temporary staffing, managed services and permanent placement services, and Belo Corp, a media company.

Audit Committee

The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, the members of which are Ms. Conley (Chair) and Messrs. McCoy and Story. This committee is directly responsible for the appointment, compensation and oversight of the work performed by the Company’s independent registered public accountants. The Audit Committee reviews and recommends to the Board of Directors the engagement or discharge of the Company’s independent registered public accountants, reviews with independent registered public accountants the scope, plan for and results of the audit engagement, reviews the scope and results of ChoicePoint’s internal audit department, reviews the adequacy of ChoicePoint’s system of internal accounting controls, reviews the status of material litigation and corporate compliance, and oversees the information security program and any other matters the Audit Committee deems appropriate. The Board of Directors has determined that each member of the Audit Committee is qualified as an Audit Committee Financial Expert, within the meaning of SEC regulations, and possesses related financial management expertise, within the meaning of the listing standards of the New York Stock Exchange (the “NYSE”). The Board has affirmatively determined that all members of the Audit Committee are independent under the NYSE listing standards and Rule 10A-3 promulgated under the Exchange Act.

ChoicePoint Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the regulations promulgated under the Exchange Act require ChoicePoint’s executive officers, directors and persons who beneficially own more than 10% of the outstanding shares of ChoicePoint common stock to file initial reports of ownership and changes in ownership of the ChoicePoint common stock with the SEC and the NYSE. Executive officers, directors and ChoicePoint 10% shareholders are required by the regulations of the SEC to furnish ChoicePoint with copies of all reports that they file pursuant to Section 16(a) of the Exchange Act. In addition, Item 405 of Regulation S-K requires ChoicePoint to identify each reporting person that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. Except for Jeffrey Glazer, who had one late Form 4 filing reporting a single transaction due to an administrative error, to ChoicePoint’s knowledge, based upon a review of the copies of forms furnished to ChoicePoint and written representations from ChoicePoint’s executive officers and directors, all filing requirements applicable to ChoicePoint’s executive officers, directors and persons who beneficially own more than 10% of the ChoicePoint common stock complied with the applicable reporting requirements for 2007.

Code of Ethics

ChoicePoint has adopted a Code of Ethics for Senior Financial Officers and Business Unit Leaders that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and other senior officers. A copy of the ChoicePoint Inc. Code of Conduct, Code of Ethics for Senior Financial Officers and Business Unit Leaders, the Corporate Governance Guidelines and charters for the Audit Committee, Management Compensation and Benefits Committee and Corporate Governance and Nominating Committee may be found on the Company’s Internet site at www.choicepoint.com. Copies will be furnished without charge upon written request to the Company at the following address: Attn: Corporate Secretary, ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, Georgia 30005. If the Company makes any amendments to the Code of Ethics for Senior Financial Officers and Business Unit Leaders other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and other senior officers, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its Internet site at www.choicepoint.com or in a report on Form 8-K filed with the SEC.

On May 22, 2007, the Company filed with the NYSE, the Annual CEO certification regarding the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Form 10-K and to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 the applicable certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation objectives and policies and the material elements of compensation provided to our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers (collectively, the “Named Executive Officers”). This discussion should be read together with the compensation tables and related disclosures set forth below and elsewhere in this Annual Report on Form 10-K.

Introduction

We seek to provide competitive compensation for our executive officers that attracts and retains qualified executives, rewards individual achievement and aligns the financial interests of our executives with those of our shareholders. We use a combination of base salary, annual cash incentives, long-term equity incentives and broad-based benefits programs to achieve these objectives. We place significant emphasis on pay for performance-based incentive compensation programs, which reward our executives when company and individual goals are achieved or when our stock price appreciates.

The Management Compensation and Benefits Committee (the “Compensation Committee”) is responsible for decisions regarding the compensation of our Named Executive Officers and for establishing and administering our compensation and benefit policies and practices for the Named Executive Officers, including the administration of our stock incentive plans. The Compensation Committee is appointed by our Board of Directors, and is composed entirely of independent directors.

Named Executive Officers

This discussion and the tables that follow focus on the compensation provided to our Named Executive Officers for 2007. This group includes our chief executive officer, our chief financial officer and the three other most highly-compensated executive officers determined in accordance with the rules and regulations of the SEC. The following individuals are the Named Executive Officers for 2007:

•	Derek V. Smith, Chairman and Chief Executive Officer (also referred to here as “CEO” or “Mr. Smith”);

•	Douglas C. Curling, President and Chief Operating Officer (also referred to here as “COO” or “Mr. Curling”);

•	David T. Lee, Executive Vice President and Chief Business Officer (also referred to here as “Chief Business Officer” or “Mr. Lee”);

•	Steven W. Surbaugh, Executive Vice President and Chief Administrative Officer (also referred to here as “Chief Administrative Officer” or “Mr. Surbaugh”); and

•	David E. Trine, Senior Vice President and Chief Financial Officer (also referred to here as “CFO” or “Mr. Trine”).

Compensation Objectives and Policies

Our compensation policies for our Named Executive Officers are designed to meet the following key objectives:

•	Attract and retain qualified executives;

•	Encourage and reward corporate and individual achievement;

•	Enhance our financial performance, and thus shareholder value, by significantly aligning the financial interests of our executives with those of our shareholders; and

•	Coordinate performance goals among the executives to foster a shared commitment to achieving such goals.

To accomplish these objectives, the 2007 executive compensation program was comprised of base salary, an annual performance-based variable cash incentive, long-term equity incentive compensation, other benefits intended to provide competitive capital accumulation opportunities and health, welfare and other fringe benefits. Each element of pay is designed to support our compensation objectives as follows:

•	Base salaries are designed to attract qualified executives and base salary increases reward the executives for individual performance.

•

Annual cash incentives are used to reward the executive for the Company’s achievement of pre-determined business criteria, which the Compensation Committee selects annually. In certain circumstances, the Compensation Committee may use discretionary annual cash incentives to recognize individual achievement outside the context of pre-determined business criteria, as discussed in “— Elements of Executive Compensation — Annual Cash Incentives” below.

•

Long-term equity incentives are designed to retain key executive talent, align the interests of executive officers with those of shareholders, and reward executives for increased shareholder value, improved financial performance and the achievement of objectives which we believe over time will result in increased shareholder value.

•

Benefits and perquisites are designed to assist in attracting and retaining key executive talent, enable executive officers to operate more effectively, and make us competitive in the marketplace for recruiting executive talent.

Stock ownership guidelines (discussed later in “— Stock Ownership Guidelines”) are used to further ensure alignment of the interests of our executives with those of our shareholders by requiring our executives to be significant shareholders. The Compensation Committee’s philosophy regarding the amount of equity granted to all our employees in any fiscal year is to limit the aggregate number of equity-based grants, in that year, made from our Omnibus Incentive Plans (1997, 2003 and 2006) to not more than 2% of our outstanding shares, as calculated at the beginning of our fiscal year. The philosophy also limits the aggregate amount of equity-based grants awarded to our CEO and COO in any fiscal year to not more than 15% of the total equity grants in that year.

Process and Considerations of the Compensation Committee

The Compensation Committee determines executive pay based on its analysis of a competitive range of pay, which for 2007 was derived primarily from the knowledge and experience of its members. When evaluating executive compensation, the Compensation Committee considers our needs and the characteristics of each executive position, the executives’ specific responsibilities, performance, potential and industry and organizational experience, as well as any obligations under existing employment agreements.

In 2007, the Compensation Committee engaged Mercer Human Resource Consulting (“Mercer”) to conduct a comprehensive review of executive officer compensation. Mercer met with the Compensation Committee at its meeting on January 3, 2008 to discuss the analysis and conclusions of the study. This study included recommendations on the design and levels of base salaries, annual cash incentives, long-term equity incentives, benefits and perquisites.

We seek to compensate our executives at a level that is warranted by executive and company performance, and we have sought to generally target executive base salaries at or above estimated median market levels. Total compensation opportunities, such as cash bonuses and equity awards, provide upside potential for those executives who supply leadership resulting in superior financial or operational performance, accomplishment of key initiatives, such as improving the Company’s capital structure, and/or exhibit superior personal performance, as discussed further below.

Generally in the beginning of each year, the Compensation Committee sets the performance measures and goals for both the annual and long-term incentive award plans. The Compensation Committee retains discretion to revise these goals and measures during the performance period to take into account non-recurring or extraordinary events that have impacted performance for the period, except where such action would be the only factor to result in the disqualification of the executive’s compensation from the exemption under Section 162(m) of the Internal Revenue Code, or “IRC”. The Compensation Committee determines the annual base salary levels for our Named Executive Officers, as well as the opportunities under the annual and long-term incentive awards for these executives and the level of payout under these programs.

In determining the maximum number of shares which constitute an award of long-term equity under the stock incentive plans, the Compensation Committee uses no specific formula. It bases its decisions upon such factors as individual contribution to corporate performance, market practices and, for grants other than for our CEO and COO, management recommendations.

The Compensation Committee has a “forward-looking” approach in setting both performance expectations and compensation levels/opportunities for the Named Executive Officers. In view of our strong emphasis on performance-based compensation, the Compensation Committee does not explicitly set future award levels/opportunities on the basis of what the Named Executive Officers have actually earned from prior awards. The Compensation Committee does consider past awards, and the performance conditions and achievements associated with those awards, to provide a frame of reference as it makes determinations for future compensation levels/opportunities.

In determining the amount of each component of Mr. Smith’s compensation, the Compensation Committee has considered Mr. Smith’s contributions in creating the vision for our spin-off from Equifax Inc. in 1997 and successfully leading us through the transaction, the greater responsibilities of Mr. Smith as the chief executive officer and the more significant impact that he can have on improving our short- and long-term financial performance, realizing key strategic initiatives and multi-year existing contractual obligations. The level of responsibility and impact that each executive can have on financial performance is similarly considered by the Compensation Committee for each Named Executive Officer in determining the amounts of each element of compensation.

Role of Executive Officers

Annually, our CEO has other senior management members, under his guidance, present the results of our financial performance to the Board and reviews with the Compensation Committee the performance of individual executives. The CEO and COO make recommendations to the Compensation Committee regarding merit-based salary increases, annual cash incentive targets, performance measured against such targets and long-term equity incentive awards for the other Named Executive Officers. The CEO also makes recommendations to the Compensation Committee regarding increases to his own compensation and the compensation of the COO.

Role of Compensation Consultants

From time to time, the Compensation Committee engages compensation consultants to evaluate our executive compensation program, either in aggregate or on specific aspects of compensation. Such evaluation assists the Compensation Committee in determining whether the executive officers are provided effective and competitive base salaries and variable performance-based incentives that reward superior executive performance. As discussed above, in 2007, the Compensation Committee engaged Mercer to provide a comprehensive study of the compensation of the Named Executive Officers which was discussed in the Compensation Committee meeting on January 3, 2008. Mercer was instructed to review all compensation components compared to peer companies, and to include recommendations on the design and levels of base salaries, annual cash incentives, long-term equity incentives, benefits and perquisites. Mercer’s study addressed these matters, as well as obligations under existing employment agreements. The peer companies were selected based on similarities in industry and annual revenue.

Elements of Executive Compensation

Base Salary

The Compensation Committee reviews base salaries for our Named Executive Officers annually. In determining appropriate base salary levels for the executives, the Compensation Committee primarily bases its decisions on the following factors:

•	Responsibilities of the executive;

•	Analysis of the executive’s performance for the prior year related to pre-determined criteria;

•	Internal equity among the Named Executive Officers; and

•	The Compensation Committee’s understanding of the prevailing market based on their knowledge and experience.

Performance criteria are established for the Named Executive Officers as follows: (1) for the CEO by the Compensation Committee, (2) for the COO by the CEO, and (3) for the other Named Executive Officers by the CEO and COO. Such criteria consist of the Named Executive Officers’ duties and responsibilities, as set forth in their respective employment agreements or as otherwise communicated to them, as well as their achievement of the transformational priorities that are applicable to them. The term “transformational priorities” refers to certain corporate short- and long-term strategic initiatives. Executive base salaries are not formally tied to measures of corporate financial performance, although such measures are considered. The executive’s achievement of the performance criteria, along with increases in the scope of the executive’s responsibilities, are factors considered by the Compensation Committee in its determination of executive base salaries from year to year. We believe that disclosure of these transformational priorities would result in competitive harm to the Company. The Compensation Committee believed that the performance goals for 2007 were potentially attainable, yet demanding for the purpose of motivating the executives.

As discussed above, the Compensation Committee has a policy of engaging compensation consultants from time to time to review executive pay levels with the external market. In the years this analysis is performed, the competitive market data on levels of base salaries for similar companies would also be considered as a factor by the Compensation Committee when determining the executives’ salaries. The Mercer compensation study conducted in late 2007 was not available when 2007 base salaries were established; therefore, the Compensation Committee did not rely on that market analysis in connection with its 2007 review.

Based upon the executives’ performance measured against the criteria described above, base salary increases for the Named Executive Officers ranged from 3.6% to 6.3% were granted in 2007. For more information about the salaries paid to our Named Executive Officers in 2007, see “ChoicePoint Executive Compensation— Summary Compensation Table” below.

Annual Cash Incentives

There were two programs under which our Named Executive Officers could earn annual cash awards in 2007:

•	A performance-based annual incentive plan which is administered under our 2006 Omnibus Incentive Plan, as amended, or the “2006 Plan”; and

•	A discretionary plan under which the Compensation Committee measures the achievement of the transformational priorities by the executives.

Performance-Based Plan. Under the 2006 Plan, annual performance-based cash bonuses are determined by measuring company performance against business criteria goals established by the Compensation Committee for the year. Goals may vary among the executives.

For 2007, the Compensation Committee set the performance goals of achievement of a consolidated corporate economic value added goal and an earnings per share goal for the annual performance-based cash incentives. Economic value added is calculated as net operating profit after tax, excluding the effect of acquisitions and divestitures and certain other operating charges, less the weighted average cost of capital, referred to as a capital charge, for net assets deployed. Other operating charges excluded from net operating profit after tax are (1) legal expenses related to the previously disclosed fraudulent data access (including potential settlements), and (2) charges related to our centralization of functions and consolidation of certain technology platforms.

Earnings per share is adjusted for acquisitions, divestitures, discontinued operations and other operating charges not included in the 2007 plan.

The economic value added and earnings per share goals, as adjusted, for 2007 were as follows:

Award Level	Economic Value Added	Earnings per Share
Threshold	$3.0 million	$1.71
Target	$9.2 million	$1.79
Maximum	$16.0 million	$1.87

The Compensation Committee believes that this combination of measures appropriately considers revenue growth, profitability and cost of capital in measuring the performance of our executives. These metrics are also consistent with the Compensation Committee’s philosophy of linking executive performance to our financial and operational performance and coordinating performance goals among the executives. The performance-based compensation under this plan is deductible for purposes of IRC Section 162(m). The Compensation Committee periodically reviews the business criteria for the plan and may choose, in the future, to alter the business criteria used based on what it deems to be the most appropriate measure at that time.

For more information about these targets with respect to individual Named Executive Officers, see the “ChoicePoint Executive Compensation – Grants of Plan-Based Awards Table” below.

Discretionary Plan. Under the discretionary plan, each executive’s performance is measured as it relates to our transformational priorities. The Compensation Committee determines whether executive performance was sufficient to earn an award under the discretionary plan or whether performance was such that failure to achieve the goals under the plan warrants a decrease in the executive’s earned incentive compensation under the performance-based plan.

The award opportunity for each executive under the discretionary plan ranges from a negative amount of up to one-half his target opportunity under the performance-based plan to a maximum amount equal to his target opportunity under the performance-based plan, such that executives face a high level of risk under this plan. For example, the CEO is at risk of losing an amount equal to 50% of his base salary from his earned incentive if the Compensation Committee determines that the CEO’s performance related to our transformational priorities warrants such a decrease.

The Compensation Committee believes that it is necessary and appropriate to evaluate and reward executive performance based on discretionary criteria related to our transformational priorities. Because these criteria are not considered performance goals for purposes of deductibility under IRC Section 162(m), the compensation paid to a covered employee under IRC Section 162(m) under the discretionary plan is not deductible.

Annual Cash Award Opportunities for Named Executive Officers for 2007

The award opportunities as a percent of base salary for our Named Executive Officers under the annual performance-based incentive plan for 2007, which were unchanged from 2006, were as follows:

	Threshold	Target	Maximum
CEO (Mr. Smith)	25%	100%	200%
COO (Mr. Curling):	20%	75%	150%
Chief Business Officer (Mr. Lee):	15%	60%	120%
Chief Administrative Officer (Mr. Surbaugh):	15%	60%	120%
CFO (Mr. Trine):	15%	50%	100%

One-half of the total award opportunity, described above, for each Named Executive Officer was based on the achievement of the earnings per share goal and the other half was based on the achievement of the economic value added goal.

The range of award opportunities as a percent of base salary for our Named Executive Officers under the annual discretionary incentive plan related to transformational priorities for 2007 was as follows:

	Failure to Achieve Minimum Requirements	Target Goals Achieved	Maximum Goals Achieved
CEO (Mr. Smith):	-50%	50%	100%
COO (Mr. Curling):	-37.5%	37.5%	75%
Chief Business Officer (Mr. Lee):	-30%	30%	60%
Chief Administrative Officer (Mr. Surbaugh):	-30%	30%	60%
Chief Financial Officer (Mr. Trine):	-25%	25%	50%

In aggregate, our executives had the following target and maximum annual award opportunities as a percent of base salary for 2007:

	Target	Maximum
CEO (Mr. Smith)	150%	300%
COO (Mr. Curling)	112.5%	225%
Chief Business Officer (Mr. Lee)	90%	180%
Chief Administrative Officer (Mr. Surbaugh)	90%	180%
CFO (Mr. Trine)	75%	150%

For more information about these targets with respect to individual Named Executive Officers, see “ChoicePoint Executive Compensation — Grants of Plan-Based Awards Table” below.

Outcome for 2007. The Compensation Committee met in January 2008 and analyzed company and individual performance with respect to the pre-established goals under the performance-based plan. The Compensation Committee determined that the target economic value added goal and the threshold earnings per share goal were each met for each of the Named Executive Officers; and as a result awards were made to them under this plan. In addition, management recommended, and the Compensation Committee agreed to award, additional discretionary bonuses to certain executives related to unusual efforts not detailed as strategic initiatives. For more information about the awards earned by the individual Named Executive Officers, see “ChoicePoint Executive Compensation— Summary Compensation Table” below.

Long-Term Incentives

We provide long-term equity incentive opportunities to our executives pursuant to our Omnibus Incentive Plans (1997, 2003, and 2006) which have the following provisions:

•	No grants made after 2002 provide for automatic reload rights;

•	Neither option rights nor appreciation rights may be amended to reduce the exercise price or the market value of the shares at the date of grant, respectively;

•	Per share exercise price for options shall be no less than 100% of fair market value on the date of grant;

•

Limitations are placed on the number of shares issued as restricted stock or deferred shares, or as performance shares, performance units, share equivalent units or “other awards” to the extent they are distributed in shares;

•

Minimum of three-year time-based vesting, with ratable vesting allowed, is provided on restricted stock and deferred shares, although earlier vesting may be allowed in the event of the executive’s death, disability or retirement;

•

The number of shares tendered to pay for an option right or withheld to satisfy tax withholding obligations will reduce the plan limit of shares available for grant, thereby prohibiting liberal share counting;

•	No option right, appreciation right or other derivative security may be transferred for consideration paid to the transferee; and

•	Vesting of options and restricted stock accelerates upon the consummation of a change-in-control as defined in the Omnibus Incentive Plans, as amended.

These provisions are designed to support good governance practices and were included in the 2006 Plan and an amendment to the 2003 Omnibus Incentive Plan, or the “2003 Plan”, adopted by our shareholders.

In 2007, the Compensation Committee made long-term equity incentive awards of performance-contingent stock options, time-lapse vesting stock options, restricted stock and deferred shares. Each of these equity awards is described below.

Performance-Contingent Stock Options. Commencing with the 2006 grants, the performance conditions for these options are either the achievement of a share price goal within the three-year vesting period or the achievement of a cumulative operating income goal calculated over a three-year fiscal period. If neither goal is achieved, then the grant will terminate. In addition, continued employment during the performance period is required. Additional details on the goals follow:

•

The share price goal requires that the price of our common stock equal or exceed the specified goal for 20 or more consecutive trading days. Options fully vest at the end of the three-year vesting period if the share price goal is achieved.

•

For the cumulative operating income goal over a three fiscal-year period, the amount of options which vest is determined (using interpolation) based on the level of performance achieved between the minimum and maximum goals. If the minimum performance goal is achieved, 1% of the options will vest and if the maximum performance goal is achieved, 100% of the options will vest.

•

Operating income is defined as earnings before interest and taxes, excluding the effect of acquisitions and divestitures, less (1) legal expenses related to the previously disclosed fraudulent data access (including potential settlements), and (2) charges related to our centralization of functions and consolidation of certain technology platforms.

In May 2007, the Compensation Committee set the share price and cumulative operating income goals for the awards. Although specific performance goals for the 2007 grants were set by the Compensation Committee, we feel that disclosure of these specific goals would result in competitive harm to the Company. The Compensation Committee believes that the performance goals for the 2007 grants were potentially attainable, yet demanding for the purpose of motivating executive performance. In the last three years, we have not achieved the threshold goals required for performance-contingent options to vest. In 2007, performance-contingent options were granted to each Named Executive Officer, as detailed in “— Awards in 2007” below.

Time-Lapse Vesting Stock Options. These options generally will vest and become exercisable after three years of continued employment by the executive. In 2007, these options were granted to each Named Executive Officer. In the event of the grantee’s death, the option will continue to vest to the benefit of the beneficiary.

Restricted Stock. Restricted stock is a grant of shares of our common stock which generally will vest upon satisfaction of a specified period of continued employment. In 2007, restricted stock was granted to each Named Executive Officer. The restricted stock will generally vest after three years of continued employment.

Deferred Shares. Deferred shares are awards of the right to receive our common stock at the end of a specified deferral period, subject to any conditions imposed by the Compensation Committee. The awards, if earned, are paid in shares of our common stock. The Compensation Committee believes that deferred share grants are more effective than time-lapse vesting restricted stock for executives affected by IRC Section 162(m) because they have more favorable tax implications for ChoicePoint. No deferred share grants were made in 2007.

Awards in 2007. Generally, 2007 long-term incentive grants were awarded as a mix of stock options (performance-contingent stock options and time-lapse vesting stock options) and restricted stock.

•

Grants to Messrs. Smith and Curling consisted of a combination of 20% performance-contingent stock options, 20% time-lapse vesting stock options, 8% time-lapse restricted stock, and 52% as a contribution to the Deferred Compensation Plan, discussed below. The contribution to the Deferred Compensation Plan included the normal annual base equity grant as well as additional amounts awarded in lieu of a 2007 Annual Cash Incentive.

•	Grants to Messrs. Lee and Surbaugh were a combination of 25% performance-contingent stock options, 25% time-lapse vesting stock options and 50% time-lapse restricted stock.

•	The grant to Mr. Trine was comprised of 37.5% performance-contingent stock options, 37.5% time-lapse vesting stock options and 25% time-lapse restricted stock.

The Compensation Committee allocates a portion of the total long-term equity incentive award among these various types of awards. The Compensation Committee does not apply a specific formula to determine the allocation between the awards; rather, in granting these awards, the Compensation Committee considers the various compensation policies it is furthering (as described above) and makes annual determinations as to the number of shares subject to the various types of awards to be granted to the Named Executive Officers for each year based on such consideration.

For more information about these awards, see our discussion in “—Stock Option Grant Practices” and “ChoicePoint Executive Compensation— Grants of Plan-Based Awards Table” below.

Long-term incentive awards (including stock options, deferred shares and restricted stock) are typically made at the first Compensation Committee meeting following our fiscal year end. This meeting usually occurs within 40 days of year end, after earnings for the prior year are released. The Compensation Committee is able to review our prior year performance before it determines appropriate performance goals for performance-contingent stock options.

In 2007, the Compensation Committee granted restricted stock primarily in February 2007 and other long-term incentives in May 2007, after shareholder approval of the 2006 Plan amendment at the annual shareholder meeting. The 2007 grants to Named Executive Officers were made under the 2003 and 2006 Plans, and grants to all other participants were made primarily under the 2006 Plan.

For 2007, the aggregate equity grants made from our Omnibus Incentive Plans (1997, 2003 and 2006) represented approximately 1.8% of total shares outstanding as of the beginning of that year. Grants made from such Plans to our CEO and COO amounted to less than 15% of the annual aggregate equity grants. This is consistent with the Compensation Committee’s philosophy discussed above.

Executive Benefits and Perquisites

The Compensation Committee believes that the benefits and perquisites provided to our Named Executive Officers are important in attracting and retaining key executive talent, and that they are reasonable, competitive and consistent with our overall executive compensation philosophy. The following is an overview of the benefits and perquisites available to our Named Executive Officers. For further information about these compensation elements, refer to “ChoicePoint Executive Compensation— Supplemental All Other Compensation Table” below.

In making decisions about other elements of compensation for 2007, the Compensation Committee did not consider perquisite allowances or amounts accrued in the Supplemental Executive Retirement Plan and Deferred Compensation Plan pursuant to the terms of the recipients’ employment agreements. To the extent such allowances or amounts are not fixed pursuant to a Named Executive Officer’s employment agreement or are calculated as a percentage of other elements of compensation, they are considered independently of other elements of compensation.

Other than a contribution to the Deferred Compensation Plan, discussed above in “Elements of Executive Compensation – Awards in 2007”, the benefits and perquisites levels are materially unchanged from 2006.

Deferred Compensation

We have a primary Deferred Compensation Plan, referred to as the “DCP,” which is provided to the Named Executive Officers to permit them to defer a portion of their annual income. The purpose of this plan is to provide executives with benefits they would have received under our 401(k) Profit Sharing Plan, including the company matching contribution, but for limitations imposed by the IRC. Additionally, the executives may defer receipt of a portion of their annual base pay or annual cash incentive for which no company matching contribution is made. The Company may make additional contributions to the plan from time to time.

In addition to the DCP, we have adopted the Deferred Compensation Plan No. 2, which we refer to as the “DCP2 Plan.” In 2002, under the DCP2 Plan, the CEO and COO elected to defer, until the termination of their employment or attainment of a stated age, if later, receipt of all or a portion of:

•	Shares of restricted stock granted to them under the 1997 Plan that would otherwise be distributed to them upon satisfaction of vesting requirements; and

•	Certain cash bonuses granted at the time of grant of the restricted stock awards.

No company matching contribution is made under the DCP2 Plan. The CEO and COO did not defer compensation under the DCP2 Plan in 2007. Vesting of contributions under the DCP2 Plan follows the vesting requirements of the original restricted stock grants and cash bonus awards. For additional information on DCP2 Plan, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information—ChoicePoint Inc. Deferred Compensation Plan No. 2.”

Supplemental Executive Retirement Plan

The Supplemental Executive Retirement Plan, or “SERP,” is provided to Messrs. Smith, Curling and Lee under the DCP. The SERP was created by the Compensation Committee in 1997 at the time of the spin-off, to entice the executives’ move to ChoicePoint and to replace benefits that would be lost in the executives’ transfer to a defined contribution arrangement vs. the defined benefit arrangement at our predecessor company. The SERP was modeled after a similar plan at our predecessor company and is intended to provide income replacement of 60% of compensation at retirement. Company contributions are denominated in shares of our common stock. Annual SERP contribution levels are calculated as a percentage of each participating executive’s total direct compensation (defined as the sum of base salary plus annual cash incentive pay, and excluding long-term incentive compensation). The percentage of annual compensation was set in 1997 and increased in 2003 to maintain the level of income replacement. Upon a change-in-control, all amounts credited to an executive’s SERP account that are not yet vested will immediately vest and become non-forfeitable. Since the SERP does not require a funded trust, the single trigger vesting feature upon a change-in-control helps to protect the executives’ benefits.

Please refer to the narrative summary following the “ChoicePoint Executive Compensation—Nonqualified Deferred Compensation” table below for additional information on the SERP.

Life Insurance

We provide term life insurance coverage to our Named Executive Officers, with the exception of Mr. Trine. The following levels of term life insurance coverage are provided to Messrs. Smith, Curling, Lee and Surbaugh:

•	Mr. Smith: $5,000,000 coverage;

•	Mr. Curling: $3,000,000 coverage;

•	Mr. Lee: $2,000,000 coverage; and

•	Mr. Surbaugh: $2,000,000 coverage.

Disability Coverage

Short-term disability coverage equal to 100% of base salary is provided to each Named Executive Officer. Long-term disability coverage is provided for the Named Executive Officers as follows:

•	Mr. Smith: 60% of total direct compensation (see definition in our discussion under “—Supplemental Executive Retirement Plan” above);

•	Mr. Curling: 50% of total direct compensation;

•	Mr. Lee: 45% of total direct compensation;

•	Mr. Surbaugh: 45% of total direct compensation; and

•	Mr. Trine: 45% of base salary.

401(k) Profit Sharing Plan

Our Named Executive Officers may participate in our 401(k) Profit Sharing Plan, which is the same program available to all our employees. We make matching contributions of our common stock up to the first 6% of an executive’s contributions, subject to the limitations imposed by the IRC.

The Named Executive Officers who were employed by Equifax Inc. on the date of the spin-off (Messrs. Smith, Curling, Lee and Trine) receive an annual company contribution, referred to as a transition benefit, based on age and length of service and subject to the limitations imposed by the IRC. This is consistent with other similarly situated Plan participants who were transferred to ChoicePoint at the time of the spin-off from Equifax. These individuals participated in a defined benefit plan prior to the spin-off in 1997, and we have not offered a defined benefit plan since that time.

Health Care Benefits

We provide medical and dental coverage for our Named Executive Officers under the same programs that are available to all our benefits-eligible employees.

Perquisites

For security purposes, under the terms of his employment agreement, Mr. Smith is required to use the corporate aircraft (of which we have a fractional ownership) for all business and personal travel. Mr. Curling is permitted, with the approval of Mr. Smith, to use the corporate aircraft for business and personal travel. Under our existing corporate aircraft policy, Messrs. Smith and Curling are required to reimburse us for the value associated with their personal use of the corporate aircraft as determined by using the Standard Industry Fare Level (referred to as the “SIFL” rate) as published by the Internal Revenue Service.

We also provide club memberships for the Named Executive Officers as follows:

•	Mr. Smith: We provide Mr. Smith with the opportunity for membership at three clubs. In 2007, Mr. Smith utilized this perquisite for membership at two clubs.

•	Mr. Surbaugh: We provide, and Mr. Surbaugh utilized, one club membership.

•	Messrs. Curling and Mr. Lee: These executives did not utilize their perquisite for membership at one club.

We provide for the cost of an annual physical examination for each Named Executive Officer.

We provide an annual allowance to each Named Executive Officer for financial and tax planning services, up to the following specified limits:

•	Mr. Smith: up to $100,000;

•	Mr. Curling: up to $50,000;

•	Messrs. Lee and Surbaugh: up to $15,000; and

•	Mr. Trine: up to $10,000.

We provide the Named Executive Officers with a personal umbrella liability policy. This policy provides the executives with an excess level of protection above the limits of the executives’ personal liability insurance policies. Coverage limits under the umbrella policies are as follow:

•	Mr. Smith: $10,000,000 coverage; and

•	Other Named Executive Officers: $5,000,000 coverage.

Based on their knowledge and experience, the Compensation Committee believes that the perquisites offered to our Named Executive Officers are consistent with those offered by similar-sized companies in our industry. We gross-up most compensatory executive perquisites for tax purposes. DCP employer contributions are only grossed-up for the Medicare portion of FICA, with respect to the portion vesting in that particular year.

Deductibility of Compensation Under IRC Section 162(m)

In order for compensation in excess of $1,000,000 paid to any “covered employee” to be deductible by us under IRC Section 162(m), it must be performance-based compensation. For purposes of IRC Section 162(m), a “covered employee” is defined as the CEO of a company as well as the other four most highly paid executives of a company who are compensated more than $1,000,000 annually. For purposes of IRC Section 162(m), our CEO, COO, Chief Business Officer and Chief Administrative Officer are considered covered employees for 2007. The Compensation Committee believes that the amount of nondeductible compensation that we pay as a result of IRC Section 162(m) is minimized through the use of short-term performance goals, fair market value and performance-contingent stock options, and deferred shares delivered after employment ceases following the expiration of the CEO’s and COO’s employment agreements in 2010.

It is the intent of the Compensation Committee to maximize the tax deductibility of compensation payable to our Named Executive Officers so long as this is consistent with the Compensation Committee’s compensation philosophy.

Stock Ownership Guidelines

In order to further the objectives of our compensation program, we have adopted share ownership guidelines for our executives. These guidelines are designed to significantly align our executives’ interests with those of our shareholders. The ownership guidelines are expressed as a specified number of shares for each officer, which can include direct ownership of shares, shares held in our 401(k) Profit Sharing Plan, phantom shares held in the DCP and DCP2 Plan and shares underlying vested stock options.

Our ownership guidelines for our Named Executive Officers and their compliance with our guidelines as of December 31, 2007 are as follows:

	Ownership Guidelines (# of shares)	Ownership Compliance (# of shares)
Mr. Smith	400,000	3,738,013
Mr. Curling	180,000	1,321,293
Mr. Lee	100,000	529,893
Mr. Surbaugh	100,000	324,111
Mr. Trine	60,000	140,074

All of the Named Executive Officers are currently in compliance with our share ownership guidelines. For more information on our Named Executive Officers’ share ownership, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Insider Trading Policy

Our insider trading policy prohibits Named Executive Officers from engaging in speculative transactions for the purpose of hedging the economic risk of ownership of our common stock. We believe such activities may put the personal gain of the executives in conflict with the best interests of our company and our shareholders. Our Named Executive Officers also are prohibited from making short sales of our securities, purchasing our securities on margin or buying or selling puts and calls of our stock, unless approved in advance by our General Counsel.

Our pre-clearance policy for Named Executive Officers trading in our stock includes the following provisions:

•	Advance notification to the Chair of the Compensation Committee concerning trades in our stock;

•	Approval of the request to trade in our stock from the Chief Administrative Officer upon recommendation of the General Counsel; and

•	Application to open market transactions, participant-directed 401(k) transactions and equity plan transactions.

Stock Option Grant Practices

Stock options are awarded with an exercise price equal to the fair market value (i.e., closing price) of our common stock on the date of grant, as reported by the NYSE. Typically, stock options are granted at the first Compensation Committee meeting following our fiscal year-end, which usually occurs within 40 days of fiscal year-end and after our release of financial results of the preceding fiscal year. We do this to ensure, to the extent possible, that the grant of long-term incentive awards by the Compensation Committee is made after the release of financial results. In 2007, the Compensation Committee granted restricted stock primarily in February and additional long-term incentive awards in May, after shareholder approval of an amendment to the 2006 Plan, increasing the number of available shares.

We have neither backdated nor granted options retrospectively nor will we backdate or grant options retroactively. We do not intend to time our release of material nonpublic information for the purpose of affecting the value of executive compensation. Stock options granted in 2007 have a seven-year term, which we feel sets an appropriate balance between managing the associated accounting costs and providing the participants with a sufficient period of time to realize value. The vesting of options accelerates upon a change-in-control.

Employment Agreements and Executive Severance Benefits

At December 31, 2007, each of the Named Executive Officers had an employment agreement with us. The employment agreements with Messrs. Smith and Curling were automatically extended from their initial expiration date of April 25, 2007. Unless terminated, these agreements will expire April 25, 2010. The employment agreements with Messrs. Lee and Surbaugh were scheduled to expire April 25, 2007, but were amended in February 2007 to extend the expiration date to April 25, 2009. Mr. Trine entered into an employment agreement effective February 1, 2007, that will expire on April 25, 2009. Additional detail on the Named Executive Officers’ severance benefits can be found later in the “ChoicePoint Executive Compensation — Post Employment Compensation” section.

The Named Executive Officers are entitled to non-change-in-control severance benefits for termination by us without cause or for constructive termination by the executive. “Constructive termination” is generally defined by the employment agreements as termination by the executive as a result of:

•	the assignment of the executive by us to duties that are materially inconsistent with the executive’s position, duties or responsibilities as described in the employment agreement;

•	any reduction in one or more components or elements of the executive's compensation and benefits package;

•

a material failure by us to fulfill our obligations under the employment agreement which is not cured within 10 business days after receipt by us of such written notice from the executive specifying the nature of the material failure; provided, however, that we actually receive such notice within 30 days after the executive learns or reasonably should have learned of the occurrence of the event constituting grounds for constructive termination; or

•	the assignment of the executive by us to a different reporting relationship than described in the employment agreement.

The change-in-control severance benefits provided under the employment agreements have a double trigger, which means that the following two events must occur before these benefits are paid to the executives: (1) there is a change-in-control as defined by the employment agreements and (2) the executive’s employment is terminated during a specified period, referred to as the change-in-control term, following the change-in-control.

The employment agreements generally define a change-in-control as:

•	a merger, consolidation or other reorganization of us that results in our shareholders holding less than a majority of the voting power of the resulting entity after such a transaction;

•

a sale or transfer of all or substantially all our assets to an entity in which our shareholders hold less than a majority of the voting power of such entity immediately following such sale or transfer;

•	the filing of a report with the SEC pursuant to the provisions of the Exchange Act disclosing that a person or entity beneficially owns shares representing at least 30% of our voting power;

•	disclosure by us, pursuant to the requirements of the Exchange Act, that a change in control (as defined in the Exchange Act) has occurred or may occur pursuant to then-existing agreements; or

•	in specified circumstances, the failure to reelect a majority of the members of our board of directors.

There are generally two types of termination that can qualify an executive for severance benefits following a change-in-control: termination other than with cause by us or good reason resignation by the executive. Severance benefits will be payable following a change-in-control if either type of termination occurs during the change-in-control term, which includes the term of an executive’s employment agreement and a specified period from of one to five years thereafter.

Executives are not entitled to severance benefits following a change-in-control if they are terminated by us with cause. “Termination with cause” is generally defined by the employment agreements as termination of an executive’s employment agreement by us as a result of any of the following:

•	the executive engages in misconduct which is materially injurious to us;

•	the executive’s conduct amounts to fraud, dishonesty, gross negligence or willful misconduct in matters affecting our fiscal affairs;

•	the executive’s material inattention to, or breach of duties, under the employment agreement;

•	excessive unexcused absences by the executive;

•	the executive’s material failure to comply with federal, state or local laws in connection with his/her employment;

•	the executive’s conviction of a felony or a misdemeanor involving moral turpitude; or

•	the executive’s excessive use of drugs, alcohol or other toxic substances which impairs his/her ability to perform their duties under the employment agreement.

The employment agreements generally define “good reason resignation,” where applicable, as resignation by a Named Executive Officer during the change-in-control term as a result of:

•	any diminishment in, or an alteration of, the executive’s duties inconsistent with the executive’s position and status with us as in effect immediately prior to the change-in-control;

•	assignment to the executive by us of duties that are inconsistent with the executive's position, duties and responsibilities in effect immediately prior to the change-in-control;

•

any removal of the executive from or failure to re-elect him or appoint him to any of such positions, except in the case of a termination of employment on account of the willful and continued failure by the executive to substantially perform his duties for us, or on account of total disability;

•	any reduction in one or more components or elements of the executive's compensation and benefits package that is in effect immediately prior to the change-in-control;

•	failure by us to obtain the assumption of agreement to perform their agreement by any successor to us;

•	a change in the executive's location of employment outside of the standard statistical metropolitan area of Atlanta, Georgia;

•	assignment of the executive by us to a different reporting relationship; or

•	a failure to renew their agreement for the renewal term.

Both the level of severance compensation and the triggering events defined for a change-in-control were in keeping with prevailing market practices at the time the agreements were initially executed and reflect our risk profile as a spin-off venture in 1997. When the agreements for Messrs. Smith, Curling and Lee were renewed and Mr. Surbaugh’s agreement was created in 2002, the change-in-control benefits were not materially altered. The agreement entered into with Mr. Trine in 2007 is consistent as to terms and the amounts payable are commensurate with his level of responsibility based on the knowledge and experience of the Compensation Committee. A double trigger ensures that benefits are not paid unless the situation arises where the executive no longer has employment, with comparable duties and compensation, with us following the change-in-control.

In making decisions about other elements of compensation for 2007, the Compensation Committee did not consider severance benefits payable pursuant to the terms of the recipients’ employment agreements.

Conclusion

Our executive compensation program has been developed and administered with careful consideration by the Compensation Committee and our executives are compensated for their performance relative to their achievement of the goals associated with the different compensation elements. The Compensation Committee has structured each element of compensation to reward specific aspects of executive and corporate performance and believes that each element accomplishes the objectives for which it was designed.

Overall, the Compensation Committee perceives the compensation for each Named Executive Officers to be competitive and believes our compensation practices have enabled us to attract and retain key executive talent. The Compensation Committee believes the compensation paid to the executives for 2007 is reasonable in view of their roles and contributions and of our and the executives’ performance achievements that were considered in making the compensation determinations.

Management Compensation and Benefits Committee Report

The Management Compensation and Benefits Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Management Compensation and Benefits Committee

Terrence Murray (Chair)
John B. McCoy
M. Anne Szostak

THE FOREGOING REPORT SHOULD NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE EXCHANGE ACT (TOGETHER, THE “ACTS”), EXCEPT TO THE EXTENT THAT CHOICEPOINT SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

CHOICEPOINT EXECUTIVE COMPENSATION

The following table shows, for the fiscal year ended December 31, 2007, the compensation awarded to, earned by or paid to our Named Executive Officers.

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Derek V. Smith Chairman and Chief Executive Officer	2007 2006	1,042,306 999,986	— —	1,936,93 1,619,976	1,115,620 1,244,402	800,000 —	4,296,067 1,100,045	9,190,956 4,964,409

David E. Trine Chief Financial Officer	2007	283,462	—	140,677	146,507	100,000	32,442	703,088
	2006	268,846	—	117,879	140,572	85,000	40,100	652,397

Douglas C. Curling President and Chief Operating Officer	2007 2006	600,383 574,990	50,000 —	968,481 809,988	557,812 622,208	350,000 —	1,869,553 414,952	4,396,229 2,422,138

David T. Lee Executive Vice President and Chief Business Officer	2007 2006	471,152 438,451	50,000 —	751,461 551,035	390,479 393,210	225,000 200,000	172,360 138,968	2,060,452 1,721,664

Steven W. Surbaugh Executive Vice President and Chief Administrative Officer	2007 2006	421,164 392,369	25,000 —	523,182 466,142	254,087 248,732	200,000 175,000	58,000 67,064	1,481,433 1,349,307

(1)	The amounts reflected for Stock Awards represent amounts recorded as expense in the years indicated under Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment (“SFAS 123(R)”). However, pursuant to SEC rules, these values are not reduced by an estimate for the probability of forfeiture. The expense is based on SFAS 123(R) calculations, and a discussion of the assumptions used in the valuation of these awards is described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2007, which financial statements are included in Item 8 of this Annual Report on Form 10-K. The grants to Messrs. Smith and Curling for 2003 through 2006 are deferred shares which are deliverable after termination of their employment following expiration of their employment agreements in 2010. Delivery of deferred shares following a change-in-control generally requires approval of the Board of Directors. All of the 2007 grants and the 2006 grants to Messrs. Trine, Lee and Surbaugh are time-lapse vesting restricted stock which generally vests on the third anniversary of the grant date. Restricted stock will vest upon a change-in-control. There were no forfeitures in 2006 or 2007.
(2)	The amounts reflected for Option Awards represent amounts recorded as expense in the years indicated under SFAS 123(R). However, pursuant to SEC rules, these values are not reduced by an estimate for the probability of forfeiture. The expense is based on SFAS 123(R) calculations, and a discussion of the assumptions used in the valuation of these awards is described in Note 8 to our audited consolidated financial statements for the year ended December 31, 2007, which financial statements are included in Item 8 of this Annual Report on Form 10-K. For 2006 and 2007, 50% of the awards, when granted, were time-lapse fair market value options which vest on the third anniversary of the grant date. For 2005 and prior, 50% of the awards, when granted, were performance-accelerating fair market value options, and for 2006 and 2007, 50% of the awards are performance-contingent fair market value options. All performance grants have a three-year performance period, and the grants vest on attainment of either of the following performance goals: a specified stock price goal for 20 consecutive trading days or a three-year cumulative operating income goal, with interpolation of the amount vesting based on performance between a minimum and a maximum goal. For grants made in 2005 and prior, if vesting is not accelerated based on meeting one of the performance goals, the grant will vest at the end of either seven or nine years of continuous service. For 2006 and 2007 grants, continuous employment for the three-year performance period is required for vesting, and if the option grant does not vest at the end of the three year performance period, the grant will be forfeited. Options will vest upon a change-in-control. There were no forfeitures, re-pricings or material changes to the terms of these equity awards in 2006 or 2007.
(3)	The amounts reflected for 2006 represent awards paid under the discretionary plan for the years indicated for the achievement of various strategic initiatives. The amounts reflected for 2007 represent the awards paid under the performance-based annual incentive plan which is administered under our 2006 Plan. Please refer to “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentives” for more information.
(4)	All other compensation for 2007 for each of the Named Executive Officers is more fully explained in the “Supplemental All Other Compensation Table” below.

Please see “—Compensation Discussion and Analysis— Employment Agreements and Executive Severance Benefits” above for further detail on each element of compensation paid to the Named Executive Officers.

As of December 31, 2007, ChoicePoint had in effect an employment agreement with each Named Executive Officer. The employment agreements set forth minimum base salary amounts and provide for participation in our employee and executive benefit plans, as well as for certain perquisites. The employment agreements vary in duration. The employment agreements may be terminated by either ChoicePoint or by the executive. In the event of a termination, the employment agreements provide that, under specified circumstances, the executive would be entitled to severance pay for a period of up to two years from the date of termination. The employment agreements also contain provisions for severance pay and specified benefits upon the occurrence of a change-in-control of ChoicePoint.

“— Compensation Discussion and Analysis— Employment Agreements and Executive Severance Benefits” above provides an overview of the termination provisions contained in the executive employment agreements. Additionally, “Post-Employment Compensation” below provides further detail on the severance benefits provided to each executive upon termination of employment.

Supplemental All Other Compensation Table

The Supplemental All Other Compensation Table details the compensation included in the “All Other Compensation” column of the Summary Compensation Table.

Name	Year	Financial Planning and Tax Preparation ($)	Tax Reimbursements ($)(1)	Club Dues ($)	Airplane Usage ($)(2)	Company Contributions to Defined Contribution Plans ($)(3)	Life Insurance Premiums ($)(4)	Other ($)(5)	Total ($)
Derek V. Smith	2007	78,176	97,670	16,664	440,500	3,639,175	13,800	10,082	4,296,067
David E. Trine	2007	—	1,650	—	—	21,460	—	9,332	32,442
Douglas C. Curling	2007	19,976	29,367	—	26,369	1,773,205	11,304	9,332	1,869,553
David T. Lee	2007	15,500	18,660	—	—	121,724	7,144	9,332	172,360
Steven W. Surbaugh	2007	8,903	14,353	9,740	—	6,450	10,320	8,234	58,000

(1)	Tax Reimbursements represent the gross-up for the tax liability of the compensatory value of various perquisites. Deferred compensation contributions made to a Named Executive Officer are grossed up for FICA, with respect to the portion vesting; to the extent the Named Executive Officer has not met the maximum required withholding. Additionally, most compensatory perquisites are grossed up for federal and state income taxes.
(2)	For security reasons, we require Mr. Smith to use the corporate aircraft (of which the Company has a fractional ownership) for all business and personal travel. With Mr. Smith’s approval, Mr. Curling may use the corporate aircraft for personal travel. Our policy is for the executive to reimburse us for the cost associated with the use of the corporate aircraft for personal travel, as determined by the SIFL rate published by the Internal Revenue Service. The amounts in this column represent our incremental cost of aircraft operation, including depreciation, management fees and insurance, in excess of the reimbursements by Messrs. Smith and Curling for personal travel based on the SIFL rate.
(3)	Company contributions to Defined Contribution Plans include the following: contributions under our 401(k) Plan; contributions for amounts accrued under our DCP for benefits that would have been received under the 401(k) Plan but for limitations imposed by the IRC; and contributions for amounts accrued under the SERP, which is part of the DCP. The SERP is calculated as a defined contribution equal to a percentage of an executive’s total direct compensation (defined as the sum of base salary and annual incentive pay, and excluding long-term incentive compensation). The amounts reflected in this column for each executive include the following:

•

For Mr. Smith, $24,070 in contributions under the 401(k) Plan, $100,947 accrued under our DCP, $3,045,120 in time-vested additional company contributions, and $469,038 accrued under our SERP, calculated as a defined contribution equal to 45% of total direct compensation;

•	For Mr. Trine, $16,533 in contributions under the 401(k) Plan and $4,927 accrued under the DCP;

•

For Mr. Curling, $23,619 in contributions under the 401(k) Plan, $46,911 accrued under the DCP, $1,522,560 in time-vested additional company contributions, and $180,115 accrued under our SERP, calculated as a defined contribution equal to 30% of total direct compensation;

•

For Mr. Lee, $23,445 in contributions under the 401(k) Plan, $31,164 accrued under the DCP and $67,115 accrued under our SERP, calculated as a defined contribution equal to 10% of total direct compensation; and

•	For Mr. Surbaugh, $2,863 in contributions under the 401(k) Plan and $3,587 accrued under the DCP.

(4)	Term life insurance is provided to the executives as follows: $5,000,000 for Mr. Smith, $3,000,000 for Mr. Curling and $2,000,000 each for Messrs. Lee and Surbaugh.
(5)	These amounts include employer contributions for the following: the salaried employee health-related benefit plan, personal liability insurance and physical examinations.

Grants of Plan-Based Awards Table

The following lists the long-term equity-based incentive compensation awards made to Named Executive Officers during 2007. The table reflects the full value of awards made in 2007, unlike the amounts in the Summary Compensation Table, which reflects the amount the Company recorded as expense with respect to such awards.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Derek V. Smith		262,500	1,575,000	3,150,000
	5/3/07				300	15,000	30,000				38.45	355,200	(6)
	5/3/07							12,000				461,400	(6)
	5/3/07								2,600	(4)	38.45	30,784	(6)
	5/3/07								27,400	(4)	38.45	324,416	(6)

David E. Trine		42,750	213,750	427,500
	2/16/07							4,000				156,160	(6)
	5/3/07				60	3,000	6,000				38.45	71,040	(6)
	5/3/07								2,600	(4)	38.45	30,784	(6)
	5/3/07								3,400	(4)	38.45	40,256	(6)

Douglas C. Curling		121,000	680,625	1,361,250
	5/3/07				150	7,500	15,000				38.45	177,600	(6)
	5/3/07							6,000				230,700	(6)
	5/3/07								2,600	(4)	38.45	30,784	(6)
	5/3/07								12,400	(4)	38.45	146,816	(6)

David T. Lee		71,250	427,500	855,000
	2/16/07							17,500				683,200	(6)
	5/3/07				105	5,250	10,500				38.45	124,320	(6)
	5/3/07							4,500				173,025	(6)
	5/3/07								2,600	(4)	38.45	30,784	(6)
	5/3/07								7,900	(4)	38.45	93,536	(6)
	12/18/07								25,501	(5)	35.55	211,658	(6)
	12/18/07								28,650	(5)	35.55	237,795	(6)

Steven W. Surbaugh		63,750	382,500	765,000
	2/16/07							12,500				488,000	(6)
	5/3/07				75	3,750	7,500				38.45	88,800	(6)
	5/3/07							3,000				115,350	(6)
	5/3/07								2,600	(4)	38.45	30,784	(6)
	5/3/07								4,900	(4)	38.45	58,016	(6)

(1)	Non-equity incentive plan awards are made from the annual performance-based plan operating under the 2006 Plan and the discretionary plan. For further information see “—Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentives.”
(2)	These amounts represent performance-contingent options which are subject to the satisfaction of performance criteria over a three-year fiscal period. The performance conditions for these options are either the achievement of a share price goal within the three-year vesting period or the achievement of a cumulative operating income goal calculated over a three-year fiscal period. If neither goal is achieved, then the grant will lapse. In addition, continued employment during the performance period is required. Although specific performance goals for these grants were set by the Compensation Committee, we feel that disclosure of these specific goals would be inappropriate and would adversely impact shareholders’ interests. The performance-contingent options were granted from the 2003 Plan. For further information see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentives—Performance-Contingent Stock Options.”
(3)	The amounts shown represent grants of restricted stock which will generally vest after three years of continued employment, on May 3, 2010. The restricted stock was granted from the 2006 Plan.
(4)	These amounts represent time-lapse vesting options granted from the 2003 Plan. These stock options generally vest on May 3, 2010. For further information, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Long-Term Incentives—Time-Lapse Vesting Stock Options.”
(5)	These amounts represent time-lapse vesting options granted from the 1997 Plan. These stock options vest December 18, 2010. For further information, see “—Compensation Discussion and Analysis-Elements of Executive Compensation—Long-Term Incentives—Time-Lapse Vesting Stock Options.”
(6)	The amount reflected for an option award is the grant date fair value calculated under SFAS 123(R) and the amount reflected for a stock award is the grant date fair value as calculated under SFAS 123(R) and based on the closing stock price on the date of grant.

The calculation of estimated future payouts under the non-equity incentive plan awards is based on the combined opportunity of the performance-based and discretionary incentive plans, as described in “—Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Cash Incentives for Named Executive Officers for 2007.”

The option grants were awarded at the closing stock price on the same day and are described further in the “Outstanding Equity Awards Table” which follows. During 2007, no material modification was made to any equity-based award granted in 2007. For a discussion of the assumptions used in the valuation of option awards, please see Note 8 to our audited consolidated financial statements for the year ended December 31, 2007, which financial statements are included in Item 8 of this Annual Report on Form 10-K. Additional information on the long-term incentive awards shown in the Grants of Plan-Based Awards Table can be found in “—Compensation Discussion and Analysis—Long-Term Incentives.”

Outstanding Equity Awards

The following table sets forth outstanding options and unvested stock awards for each of our Named Executive Officers at December 31, 2007.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (11)	Market Value of Shares or Units of Stock that Have Not Vested ($) (12)
Derek V. Smith	440,000					13.9375	1/25/09	262,000	9,542,040
	294,745					19.0313	1/25/10
	496,153					26.0000	1/30/11
	166,666					38.8200	1/30/12
		166,666	(1)			38.8200	1/30/12
	400,000					42.7950	4/25/12
	150,000					33.4500	2/11/13
		150,000	(2)			33.4500	2/11/13
	50,000					38.5000	2/2/14
		50,000	(3)			38.5000	2/2/14
				50,000	(4)	46.1200	2/1/15
		50,000	(5)			46.1200	2/1/15
		50,000	(6)			45.7500	5/16/13
				50,000	(7)	45.7500	5/16/13
		30,000	(8)			38.4500	5/3/14
				30,000	(9)	38.4500	5/3/14

	1,997,564	496,666		130,000

David E. Trine	24,000					13.9375	1/25/09	10,000	364,200
	19,998					19.0313	1/25/10
	17,998					26.0000	1/30/11
	5,999					38.8200	1/30/12
		6,000	(1)			38.8200	1/30/12
	6,000					33.4500	2/11/13
		6,000	(2)			33.4500	2/11/13
	6,000					38.5000	2/2/14
		6,000	(3)			38.5000	2/2/14
				6,000	(4)	46.1200	2/1/15
		6,000	(5)			46.1200	2/1/15
		6,000	(6)			45.7500	5/16/13
				6,000	(7)	45.7500	5/16/13
		6,000	(8)			38.4500	5/3/14
				6,000	(9)	38.4500	5/3/14

	79,995	36,000		18,000

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (11)	Market Value of Shares or Units of Stock that Have Not Vested ($) (12)
Douglas C. Curling	63,240					13.9375	1/25/09	131,000	4,771,020
	144,745					19.0313	1/25/10
	246,153					26.0000	1/30/11
	83,332					38.8200	1/30/12
		83,333	(1)			38.8200	1/30/12
	200,000					42.7950	4/25/12
	75,000					33.4500	2/11/13
		75,000	(2)			33.4500	2/11/13
	25,000					38.5000	2/2/14
		25,000	(3)			38.5000	2/2/14
				25,000	(4)	46.1200	2/1/15
		25,000	(5)			46.1200	2/1/15
		25,000	(6)			45.7500	5/16/13
				25,000	(7)	45.7500	5/16/13
		15,000	(8)			38.4500	5/3/14
				15,000	(9)	38.4500	5/3/14

	837,470	248,333		65,000

David T. Lee	110,000					13.9375	1/25/09	69,500	2,531,190
	64,745					19.0313	1/25/10
	2,314					43.2000	1/25/10
	2,314					43.2000	1/30/11
	23,332					38.8200	1/30/12
		16,666	(1)			38.8200	1/30/12
	40,000					41.1000	4/29/12
	25,000					33.4500	2/11/13
		25,000	(2)			33.4500	2/11/13
	15,000					38.5000	2/2/14
		15,000	(3)			38.5000	2/2/14
				15,000	(4)	46.1200	2/1/15
		15,000	(5)			46.1200	2/1/15
		17,500	(6)			45.7500	5/16/13
				17,500	(7)	45.7500	5/16/13
		10,500	(8)			38.4500	5/3/14
				10,500	(9)	38.4500	5/3/14
		54,151	(10)			35.5500	1/30/11

	282,705	153,817		43,000

Steven W. Surbaugh	200,000					41.1000	4/29/12	48,000	1,748,160
	10,000					33.4500	2/11/13
		10,000	(2)			33.4500	2/11/13
	10,000					38.5000	2/2/14
		10,000	(3)			38.5000	2/2/14
				10,000	(4)	46.1200	2/1/15
		10,000	(5)			46.1200	2/1/15
		12,500	(6)			45.7500	5/16/13
				12,500	(7)	45.7500	5/16/13
		7,500	(8)			38.4500	5/3/14
				7,500	(9)	38.4500	5/3/14

	220,000	50,000		30,000

(1)	These stock options vest on January 30, 2011. If the grantee dies prior to the vesting date, the options will continue to vest to the benefit of the beneficiary.
(2)	These stock options vest on February 11, 2010. If the grantee dies prior to the vesting date, the options will continue to vest to the benefit of the beneficiary.
(3)	These options will vest on February 2, 2011. If the grantee dies prior to the vesting date, the options will continue to vest to the benefit of the beneficiary.
(4)	These performance accelerating options were subject to satisfaction of three-year performance criteria, which was not achieved. Thus, the options will vest February 1, 2012, seven years from date of grant. If the grantee dies prior to the vesting date, the options will continue to vest to the benefit of the beneficiary.
(5)	These stock options vest on February 1, 2008. If the grantee dies prior to the vesting date, the options will continue to the vest to the benefit of the beneficiary.
(6)	These stock options vest on May 16, 2009. If the grantee dies prior to the vesting date, the options will continue to the vest to the benefit of the beneficiary.
(7)	These performance-contingent options are subject to satisfaction of three-year performance criteria. If the performance criteria are not achieved on or before May 16, 2009, the options will lapse. This amount represents the maximum number of options that may be earned.
(8)	These stock options generally vest on May 3, 2010. If the grantee dies prior to the vesting date, the options will continue to vest to the benefit of the beneficiary.
(9)	These performance-contingent options are subject to satisfaction of three-year performance criteria. If the performance criteria are not achieved on or before May 3, 2010, the options will lapse. This amount represents the maximum number of options that may be earned.
(10)	These options vest on December 18, 2010. If the grantee dies prior to the vesting date, the options will continue to vest to the benefit of the beneficiary.
(11)	The amounts in this column represent the aggregation of all stock awards that have not vested as of December 31, 2007.
(12)	The market value of stock awards not vested as of December 31, 2007 is calculated based on $36.42, which was the closing share price on December 31, 2007, the last business day of 2007.

Option Exercises and Stock Vested

The following table describes the number of shares acquired and the dollar amounts realized by the Named Executive Officers during 2007 on the exercise of options and vesting of restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Derek V. Smith	961,196	27,478,534	—	—
David E. Trine	59,944	1,708,264	3,000	116,040
Douglas C. Curling	55,000	1,351,191	—	—
David T. Lee	210,073	4,758,361	—	—
Steven W. Surbaugh	—	—	13,333	502,254

(1)	These amounts represent the value realized by subtracting the exercise price of the option from the closing market price on the exercise date.
(2)	These amounts represent the value realized based on the closing stock price on the respective vesting dates.

Nonqualified Deferred Compensation

The following table describes our Named Executive Officers’ participation in our deferred compensation plans.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (3)
Derek V. Smith	49,038	3,615,105	—	—	19,416,198
David E. Trine	3,508	4,927	8,618	—	287,965
Douglas C. Curling	24,246	1,749,586	—	—	7,826,742
David T. Lee	17,154	98,279	14,004	—	2,094,023
Steven W. Surbaugh	14,347	3,587	—	—	73,015

(1)	Amounts in this column are included in the Summary Compensation Table as salary.
(2)	Amounts in this column are included in the Summary Compensation Table as all other compensation and are more specifically itemized in note 3 to the Supplemental All Other Compensation Table.
(3)	The vested portion of this balance, as of December 31, 2007, for each Named Executive Officer is as follows: Mr. Smith, $13,296,337; Mr. Trine, $287,965; Mr. Curling, $5,323,731; Mr. Lee, $1,792,072; and Mr. Surbaugh, $73,015.

“—Compensation Discussion and Analysis— Executive Benefits and Perquisites” above provides an overview of our deferred compensation plans. The 2007 executive contributions itemized in the Nonqualified Deferred Compensation Table represent the executive’s contribution in excess of the 401(k) limits imposed by the IRC. Additionally, the executives may defer a portion of their annual base pay or annual cash incentive for which no company matching contribution is made. In 2007, none of the executives deferred any annual base pay or annual cash incentive. None of the Named Executive Officers deferred compensation under the DCP2 Plan in 2007. An executive’s periodic contributions and our annual matching contributions vest immediately. An executive’s contributions, at their direction, may track the investment returns of MetLife Stable Value Contract, a short-term income fund; Fidelity U.S. Bond Portfolio, a fixed income fund; Spartan U.S. Equity Index Fund, an equity index fund; or ChoicePoint common stock. Our 2007 matching contributions are denominated in ChoicePoint common stock.

Annual returns for the various notional investment options in 2007 were: MetLife Stable Value Contract, 4.79%; Fidelity U.S. Bond Portfolio, 5.40%; Spartan U.S. Equity Index Fund, 5.43%; and ChoicePoint common stock, (7.52)%.

ChoicePoint also has a SERP that is provided to certain Named Executive Officers under the DCP. See note 3 to the Supplemental All Other Compensation Table for further details. For 2007, the following SERP contributions were made to the Named Executive Officers:

•	Mr. Smith: 45% of total direct compensation (defined as the sum of base salary and annual cash incentive pay, and excluding long-term incentive compensation);

•	Mr. Curling: 30% of total direct compensation; and

•	Mr. Lee: 10% of total direct compensation.

No other Named Executive Officers participate in the SERP.

Our SERP contributions vest ratably over four years unless there are less than four years left to age 60, in which case, the vesting will occur ratably over the remaining period to age 60. Upon termination for disability or upon a change-in-control, all amounts credited to an executive’s SERP account will immediately vest and become non-forfeitable.

Distribution timing from the DCP and DCP2 Plan may be elected by the executive to occur upon termination or at a certain age in the form of a lump sum payment or equal annual installments, not to exceed 20. When our contributions to DCP2 Plan and our contributions to DCP, after 2002, are distributed, they are denominated in ChoicePoint common stock.

Post-Employment Compensation

The termination scenario table for each executive assumes that termination occurs on December 31, 2007 for each event. The closing price of ChoicePoint stock as of December 31, 2007, the last business day of the 2007 fiscal year

($36.42), was used to calculate equity values under each of the termination scenarios. We do not have a defined benefit pension plan, and as a result, these tables do not present a scenario based on a retirement event; however, a compensation component for each termination scenario is a form of retirement compensation, primarily from the DCP and DCP2 Plan.

In addition, set forth below under the heading “—Compensation Payable in Connection with the Proposed Merger with Reed Elsevier” is a discussion of compensation payable in the event the proposed merger between ChoicePoint and Reed Elsevier Group plc is consummated. ChoicePoint is providing this additional information using assumptions specific to such merger because ChoicePoint believes that it is more relevant information than that set forth in the following tables.

The Named Executive Officers had employment agreements with ChoicePoint as of December 31, 2007 that specify the severance benefits the executives are entitled to upon termination of employment. The discussion in “—Compensation Discussion and Analysis—Employment Agreements and Executive Severance Benefits” sets forth the different types of termination which are covered by the employment agreements. Upon termination of an executive’s employment by us without cause or as a result of constructive termination of the executive, an executive will receive certain non-change-in-control severance benefits.

The tables below detail the individual non-change-in-control and change-in-control severance benefits to which each of these Named Executive Officers is entitled.

Post-Employment Payments

Derek V. Smith

	Termination Scenario
Compensation Components	Voluntary Termination ($)(1)	Constructive Termination ($)(2)	Involuntary Not for Cause Termination ($)(3)	Involuntary For Cause Termination ($)(4)	Failure to Assume or Good Reason Resignation (CIC) ($)(5)	Death ($)(6)	Total Disability ($)(7)
Severance	—	6,575,086	6,575,086	—	17,183,686	87,500	—
Life Insurance	—	—	—	—	67,620	5,000,000	—
Disability Benefits	—	—	—	—	—	—	12,814,728
Equity Acceleration	—	—	—	—	9,987,540	1,821,000	—
Retirement	13,296,337	13,296,337	13,296,337	8,323,601	19,416,198	13,296,337	19,416,198

Benefit to Named Executive Officer	13,296,337	19,871,423	19,871,423	8,323,601	46,655,044	20,204,837	32,230,926

(1)	Mr. Smith does not receive a severance payment for voluntary termination of employment. Upon termination, all vested portions of the DCP, including the SERP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution elections of Mr. Smith and are shown in the retirement category.
(2)	Severance payable under constructive termination by Mr. Smith has two components: (1) an amount equal to two times the sum of Mr. Smith’s highest base salary plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Smith’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP, including the SERP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Smith and are shown in the retirement category. Unvested equity grants expire upon termination and vested but unexercised options expire upon termination. Upon such termination, Mr. Smith would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(3)	An involuntary termination, not for cause, pays severance which has two components: (1) an amount equal to two times the sum of Mr. Smith’s highest base salary plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Smith’s qualified and non-qualified retirement plans for the year of termination. Upon termination all vested portions of the DCP, including the SERP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Smith and are shown in the retirement category. Unvested equity grants expire upon termination, unless vested by action of the Board, and vested but unexercised options expire upon termination. Upon such termination Mr. Smith would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(4)	In the event of a termination for cause, no severance is payable and the vested portions of the DCP, except the SERP which is forfeited, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Smith and are shown in the retirement category.
(5)	Upon termination, following a change-in-control, by us without cause or by Mr. Smith’s good reason resignation, severance payable to Mr. Smith includes the following components: (1) a lump sum cash payment equal to three times the sum of Mr. Smith’s highest weekly base salary during the past three years, annualized, plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) a lump sum cash payment equal to five times the highest “indirect compensation” during the last three years (i.e., matching and profit sharing contributions under our 401(k) Plan, Transition Benefit Plan contributions, excess contributions, SERP contributions and the value of fringe benefits). Mr. Smith also receives a five-year fully paid $5,000,000 term life insurance policy and tax gross-ups on excess parachute payments, if any. The vesting accelerates on options and equity grants held by Mr. Smith at the time of the change-in-control and vested but unexercised options expire upon termination. The value of the vesting acceleration for share grants is based on the closing share price noted above, and the value of the vesting acceleration for options is based on the difference between the closing share price and the exercise price of the options. Upon termination, all vested and previously unvested portions of the DCP, including the acceleration of vesting of the SERP following the change-in-control as stipulated in the DCP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Smith and are shown in the retirement category. Upon such termination, Mr. Smith would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(6)	Termination, upon the death of Mr. Smith, results in the payment of 30 days of base salary and the face value of a term life insurance policy, the delivery of certain deferred shares which are valued at the closing share price noted above, and payment of all vested portions of the DCP, and the DCP2 Plan subject to Section 409A of the IRC and the distribution election of Mr. Smith the value of which is shown in the retirement category. Time-based and performance-accelerating options continue to vest after death to the benefit of the beneficiary, but no value is assigned to those options in this scenario.
(7)	Upon a total disability, defined as Mr. Smith’s inability to perform his material and substantial duties by reasons of mental or physical illness, injury or disease which is expected to result in death or to be of indefinite duration, disability payments equal to 100% of base salary will be made for the first six months after termination resulting from disability, and thereafter disability payments equal to 60% of total direct compensation (defined as the sum of base salary plus annual cash incentive, and excluding long-term incentive compensation) will be made until age 65. The disability benefit amount is the present value of the payment noted above, on a monthly basis, discounted at 120% of the mid-term federal rate of 5.28%. Upon termination, all vested and previously unvested portions of the DCP, including the acceleration of vesting of the SERP, as stipulated in the DCP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Smith and are shown in the retirement category.

If Mr. Smith’s employment is terminated after his employment agreement with ChoicePoint expires in 2010, we would still be obligated to provide Mr. Smith with the use of our aircraft for ten years. The estimated present value of this post-employment benefit is $3.3 million dollars. This estimate is based on the current average un-reimbursed cost, annual usage of 75 hours and a 4% rate of inflation.

Post-Employment Payments

Douglas C. Curling

	Termination Scenario
Compensation Components	Voluntary Termination ($)(1)	Constructive Termination ($)(2)	Involuntary Not for Cause Termination ($)(3)	Involuntary For Cause Termination ($)(4)	Failure to Assume or Good Reason Resignation (CIC) ($)(5)	Death ($)(6)	Total Disability ($)(7)
Severance	—	2,390,941	2,390,941	—	6,901,998	50,417	—
Life Insurance	—	—	—	—	75,000	3,000,000	—
Disability Benefits	—	—	—	—	—	—	5,980,375
Equity Acceleration	—	—	—	—	4,993,770	910,500	—
Retirement	5,323,731	5,323,731	5,323,731	3,747,914	7,826,742	5,323,731	7,826,742

Benefit to Named Executive Officer	5,323,731	7,714,672	7,714,672	3,747,914	19,797,510	9,284,648	13,807,117

(1)	Mr. Curling does not receive a severance payment for voluntary termination of employment. Upon termination, all vested portions of the DCP, including the SERP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Curling and are shown in the retirement category.
(2)	Severance payable under constructive termination by Mr. Curling has two components: (1) an amount equal to one-and-a-half times the sum of Mr. Curling’s highest base salary plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Curling’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP, including the SERP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Curling and are shown in the retirement category. Unvested equity grants expire upon termination and vested but unexercised options expire upon termination. Upon such termination Mr. Curling would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(3)	An involuntary termination, not for cause, pays severance which has two components: (1) an amount equal to one-and-a-half times the sum of Mr. Curling’s highest base salary plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Curling’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP, including the SERP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Curling and are shown in the retirement category. Unvested equity grants expire upon termination, unless vested by action of the Board, and vested but unexercised options expire upon termination. Upon such termination Mr. Curling would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(4)	In the event of a termination for cause, no severance is payable and the vested portions of the DCP, except the SERP, which is forfeited, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Curling and are shown in the retirement category.
(5)	Upon termination, following a change-in-control by us without cause or by Mr. Curling’s good reason resignation, severance payable to Mr. Curling includes the following components: (1) a lump sum cash payment equal to three times the sum of Mr. Curling’s highest weekly base salary during the past three years, annualized, plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) a lump sum cash payment equal to five times the highest “indirect compensation” during the last three years (i.e., matching and profit sharing contributions under our 401(k) Plan, Transition Benefit Plan contributions, excess contributions, SERP contributions and the value of fringe benefits). Mr. Curling also receives a five-year fully paid $3,000,000 term life insurance policy and tax gross-ups on excess parachute payments, if any. The vesting accelerates on options and equity grants held by Mr. Curling at the time of the change-in-control, and vested but unexercised options expire upon termination. The value of the vesting acceleration for share grants is based on the closing share price noted above, and the value of the vesting acceleration for options is the difference between the closing share price and the exercise price of the options. Upon termination, all vested and previously unvested portions of the DCP, including the acceleration of vesting of the SERP following the change-in-control as stipulated in the DCP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Curling and are shown in the retirement category. Upon such termination, Mr. Curling would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(6)	Termination, upon the death of Mr. Curling, results in the payment of 30 days of base salary and the face value of a term life insurance policy, the delivery of certain deferred shares, which are valued at the closing share price noted above, and payment of all vested portions of the DCP and the DCP2 Plan subject to Section 409A of the IRC and the distribution election of Mr. Curling the value of which is shown in the retirement category. Time-based and performance-accelerating options continue to vest after death to the benefit of the beneficiary, but no value is assigned to those options in this scenario.
(7)	Upon a total disability, defined as Mr. Curling’s inability to perform his material and substantial duties by reasons of mental or physical illness, injury or disease which is expected to result in death or to be of indefinite duration, disability payments equal to 100% of base salary will be made for the first six months after termination resulting from disability and thereafter disability payments equal to 50% of total direct compensation (defined as the sum of base salary plus annual cash incentive, and excluding long-term incentive compensation) will be made until age 65. The disability benefit amount is the present value of the payment noted above, on a monthly basis, discounted at 120% of the mid-term federal rate of 5.28%. Upon termination, all vested and previously unvested portions of the DCP, including the acceleration of vesting of the SERP, as stipulated in the DCP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Curling and are shown in the retirement category.

Post-Employment Payments

David T. Lee

	Termination Scenario
Compensation Components	Voluntary Termination ($)(1)	Constructive Termination ($)(2)	Involuntary Not for Cause Termination ($)(3)	Involuntary For Cause Termination ($)(4)	Failure to Assume or Good Reason Resignation (CIC) ($)(5)	Death ($)(6)	Total Disability ($)(7)
Severance	—	1,049,060	1,049,060	—	2,401,447	39,583	—
Life Insurance	—	—	—	—	27,652	2,000,000	—
Disability Benefits	—	—	—	—	—	—	5,487,060
Equity Acceleration	—	—	—	—	2,652,551	2,531,190	—
Retirement	1,792,072	1,792,072	1,792,072	1,433,286	2,094,023	1,792,072	2,094,023

Benefit to Named Executive Officer	1,792,072	2,481,132	2,481,132	1,433,286	7,175,673	6,362,845	7,581,083

(1)	Mr. Lee does not receive a severance payment for voluntary termination of employment. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution election of Mr. Lee and are shown in the retirement category.
(2)	Severance payable under constructive termination by Mr. Lee has two components: (1) an amount equal to one times the sum of Mr. Lee’s highest base salary plus the highest annual incentive payment for the past three years unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Lee’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP, including the SERP, are payable subject to Section 409A of the IRC and the distribution election of Mr. Lee and are shown in the retirement category. Unvested time-lapse options and restricted stock, granted in 2006, will vest ratably upon termination, if subsequent to employment agreement expiration, and vested but unexercised options expire upon termination. Upon such termination Mr. Lee would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(3)	An involuntary termination, not for cause, pays severance which has two components: (1) an amount equal to one times the sum of Mr. Lee’s highest base salary plus the highest annual incentive payment for the past three years unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Lee’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP, including the SERP, are payable subject to Section 409A of the IRC and the distribution election of Mr. Lee and are shown in the retirement category. Unvested time-lapse options and restricted stock, granted in 2006, will vest ratably upon termination, if subsequent to employment agreement expiration, and vested but unexercised options expire upon termination. Upon such termination Mr. Lee would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(4)	In the event of a termination for cause, no severance is payable and the vested portion of the DCP is payable subject to Section 409A of the IRC and the distribution election of Mr. Lee and is shown in the retirement category.
(5)	Upon termination, following a change-in-control by us without cause or by Mr. Lee’s good reason resignation, severance payable to Mr. Lee includes the following components: (1) a lump sum cash payment equal to two times the sum of Mr. Lee’s highest weekly base salary during the past three years, annualized, plus the highest annual incentive payment for the past three years unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) a lump sum cash payment equal to three times “indirect compensation” (i.e., matching and profit sharing contributions under our 401(k) Plan, Transition Benefit Plan contributions, excess contributions, SERP contributions and the value of fringe benefits). Mr. Lee also receives a three-year fully paid $2,000,000 term life insurance policy and tax gross-ups on excess parachute payments, if any. The vesting accelerates on options and equity grants held by Mr. Lee at the time of the change-in-control, and vested but unexercised options expire upon termination. The value of the vesting acceleration for shares is based on the closing share price noted above, and the value of the vesting acceleration for options is based on the difference between the closing share price and the exercise price of the options. Upon termination, all vested and previously unvested portions of the DCP, including acceleration of vesting of the SERP following the change-in-control as stipulated in the DCP, and DCP2 Plan are payable subject to Section 409A of the IRC and the distribution election of Mr. Lee and are shown in the retirement category. Upon such termination, Mr. Lee would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(6)	Termination, upon the death of Mr. Lee, results in the payment of 30 days of base salary and the face value of a term life insurance policy, the acceleration of vesting of restricted stock valued at the closing price noted above, and payment of all vested portions of the DCP, subject to Section 409A of the IRC and the distribution election of Mr. Lee the value of which is shown in the retirement category. Time-based and performance-accelerating options continue to vest after death to the benefit of the beneficiary, but no value is assigned to those options in this scenario.
(7)	Upon a total disability, defined as Mr. Lee’s inability to perform his material and substantial duties by reasons of mental or physical illness, injury or disease which is expected to result in death or to be of indefinite duration, disability payments equal to 100% of base salary will be made for the first six months after termination for disability, and thereafter disability payments equal to 45% of total direct compensation (defined as the sum of base salary plus annual cash incentives, and excluding long-term incentive compensation) will be made until age 65. The disability benefit amount is the present value of the payment noted above, on a monthly basis, discounted at 120% of the mid-term federal rate of 5.28%. Upon termination, all vested portions of the DCP including the acceleration of vesting of the SERP, as stipulated in the DCP, are payable subject to Section 409A of the IRC and the distribution election of Mr. Lee and are shown in the retirement category.

Post-Employment Payments

Steven W. Surbaugh

	Termination Scenario
Compensation Components	Voluntary Termination ($)(1)	Constructive Termination ($)(2)	Involuntary Not for Cause Termination ($)(3)	Involuntary For Cause Termination ($)(4)	Failure to Assume or Good Reason Resignation (CIC) ($)(5)	Death ($)(6)	Total Disability ($)(7)
Severance	—	813,919	813,919	—	1,862,608	35,417	—
Life Insurance	—	—	—	—	17,670	2,000,000	—
Disability Benefits	—	—	—	—	—	—	2,355,828
Equity Acceleration	—	—	—	—	1,777,860	1,183,650	—
Retirement	73,015	73,015	73,015	73,015	73,015	73,015	73,015

Benefit to Named Executive Officer	73,015	886,934	886,934	73,015	3,731,153	3,292,082	2,428,843

(1)	Mr. Surbaugh does not receive a severance payment for voluntary termination of employment. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh and are shown in the retirement category.
(2)	Severance payable under constructive termination by Mr. Surbaugh has two components: (1) an amount equal to one times the sum of Mr. Surbaugh’s highest base salary plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Surbaugh’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP are payable, subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh and are shown in the retirement category. Unvested time-lapse options, granted in 2005 and 2006, and restricted stock, granted in 2004 and thereafter, will vest ratably upon termination, if termination occurs subsequent to employment agreement expiration, and vested but unexercised options expire upon termination. Upon such termination Mr. Surbaugh would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(3)	An involuntary termination, not for cause, pays severance which has two components: (1) an amount equal to one times the sum of Mr. Surbaugh’s highest base salary plus the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) an amount equal to the value of our contribution to Mr. Surbaugh’s qualified and non-qualified retirement plans for the year of termination. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh and the associated values are shown in the retirement category. Unvested time-lapse options, granted in 2005 and 2006, and restricted stock, granted in 2004 and thereafter, will vest ratably upon termination, if termination occurs subsequent to employment agreement expiration and vested but unexercised options expire upon termination.
(4)	In the event of a termination for cause, no severance is payable and the vested portion of the DCP is payable subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh and is shown in the retirement category.
(5)	Upon termination, following a change-in-control, by us without cause or by Mr. Surbaugh’s good reason resignation, severance payable to Mr. Surbaugh includes the following components: (1) a lump sum cash payment equal to two times the sum of Mr. Surbaugh’s highest weekly base salary during the past three years, annualized, plus the highest annual incentive payment for the past three years unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation and (2) a lump sum cash payment equal to three times “indirect compensation” (i.e., matching and profit sharing contributions under our 401(k) Plan, excess contributions and the value of fringe benefits). Mr. Surbaugh also receives a three-year fully paid $2,000,000 term life insurance policy and tax gross-ups on excess parachute payments, if any. The vesting accelerates on options and equity grants held by Mr. Surbaugh at the time of the change-in-control, and vested but unexercised options expire upon termination. The value of the vesting acceleration is based on the closing share price noted above for share grants and the value of the vesting acceleration for options is based on the difference between the closing share price and the exercise price of the options. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh and are shown in the retirement category. Upon such termination, Mr. Surbaugh would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(6)	Termination, upon the death of Mr. Surbaugh, results in the payment of 30 days of base salary and the face value of a term life insurance policy, acceleration of vesting of certain restricted stock valued at the closing price noted above, and payment of all vested portions of the DCP, subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh, the value of which is shown in the retirement category. Mr. Surbaugh’s time-based options and performance-accelerating option, and restricted stock grant issued April 25, 2002 continue to vest after death to the benefit of the beneficiary, but no value is assigned to those options or restricted stock in this scenario.
(7)	Upon a total disability, defined as Mr. Surbaugh’s inability to perform his material and substantial duties by reasons of mental or physical illness, injury or disease which is expected to result in death or to be of indefinite duration, disability payments equal to 100% of base salary will be made for the first six months after termination resulting from disability, and thereafter disability payments equal to 45% of total direct compensation (defined as the sum of base salary plus annual cash incentive, and excluding long-term incentive compensation) will be made until age 65. The disability benefit amount is the present value of the payment noted above, on a monthly basis, discounted at 120% of the mid-term federal rate of 5.28%. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution election of Mr. Surbaugh and are shown in the retirement category.

Post-Employment Payments

David E. Trine

	Termination Scenario
Compensation Components	Voluntary Termination ($)(1)	Constructive Termination ($)(2)	Involuntary Not for Cause Termination ($)(3)	Involuntary For Cause Termination ($)(4)	Change in Control ($)(5)	Death ($)(6)	Total Disability ($)(7)
Severance	—	$498,750	$498,750	—	641,250	23,750	—
Life Insurance	—	—	—	—	—	—	—
Disability Benefits	—	—	—	—	—	—	1,857,098
Equity Acceleration	—	—	—	—	382,020	364,200	—
Retirement	287,965	287,965	287,965	287,965	287,965	287,965	287,965

Benefit to Named Executive Officer	287,965	786,715	786,715	287,965	1,311,235	675,915	2,145,063

(1)	Mr. Trine does not receive a severance payment for voluntary termination of employment. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution elections of Mr. Trine and are shown in the retirement category.
(2)	Severance payable under constructive termination by Mr. Trine is the sum of: (1) an amount equal to fifty-two weeks of base salary plus (2) an annual incentive payment calculated based on achieving target. Upon termination, all vested portions of the DCP are payable, subject to Section 409A of the IRC and the distribution election of Mr. Trine and are shown in the retirement category. Unvested equity grants expire upon termination and vested but unexercised options expire upon termination. Upon such termination Mr. Trine would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period.
(3)	Involuntary termination, not for cause, pays severance which has two components: (1) an amount equal to fifty-two weeks of base salary plus (2) an annual incentive payment calculated based on achieving target. Upon termination, all vested portions of the DCP are payable, subject to Section 409A of the IRC and the distribution election of Mr. Trine and are shown in the retirement category. Unvested equity grants expire upon termination and vested but unexercised options expire upon termination. Upon such termination Mr. Trine would be limited by a two-year customer non-solicitation period and a two-year employee non-solicitation period. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution elections of Mr. Trine and are shown in the retirement category.
(4)	Mr. Trine does not receive a severance payment for an involuntary for cause termination of employment. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution elections of Mr. Trine and are shown in the retirement category.
(5)	Upon termination, following a change-in-control, by us without cause or by Mr. Trine’s good reason resignation, severance payable to Mr. Trine includes the following components: (1) a lump sum cash payment equal to seventy-eight weeks of base salary plus (2) an annual incentive payment calculated on annualized base pay based on achieving target. The vesting accelerates on options and restricted stock held by Mr. Trine at the time of the change-in-control, and vested but unexercised options expire upon termination. The value of the vesting acceleration is based on the closing share price noted above for share grants and the value of the vesting acceleration for options is based on the difference between the closing share price and the exercise price of the options. If the change-in-control and a termination occur at the same time, (as assumed in this scenario) upon that termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution elections of Mr. Trine and are shown in the retirement category.
(6)	Termination, upon the death of Mr. Trine, results in the acceleration of vesting of restricted stock, which is valued at the closing price noted above. Time-based and performance-accelerating options continue to vest after death to the benefit of the beneficiary, but no value is assigned to those options in this scenario. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution elections of Mr. Trine and are shown in the retirement category.
(7)	Upon a total disability, which is defined as Mr. Trine’s inability to perform his material and substantial duties by reasons of mental or physical illness, injury or disease which is expected to result in death or to be of indefinite duration, disability payments equal to 100% of base salary will be made for the first three months of disability, and thereafter payment of 45% of base salary will be made until age 65. The disability benefit amount is the present value of the payments noted above, on a monthly basis, and discounted at 120% of the mid-term federal rate of 5.28%. Upon termination, all vested portions of the DCP are payable subject to Section 409A of the IRC and the distribution elections of Mr. Trine and are shown in the retirement category.

Compensation Payable in Connection with Proposed Merger with Reed Elsevier

As previously disclosed, on February 20, 2008, ChoicePoint entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Reed Elsevier Group plc (“Reed Elsevier”) and Deuce Acquisition Inc., a wholly owned subsidiary of Reed Elsevier, under which ChoicePoint would be acquired by Reed Elsevier (the “Merger”). ChoicePoint’s shareholders approved the Merger Agreement on April 16, 2008. In the event that the proposed Merger is consummated, such transaction will constitute a change-in-control under the Named Executive Officers’ respective employment agreements. The Merger Agreement, the Merger and the compensation that would be payable to each of the Named Executive Officers as a result of the consummation of such acquisition is discussed in detail in a definitive proxy statement filed with the SEC on March 17, 2008 and relating to the special shareholders’ meeting held to vote on the proposed acquisition. The following disclosure describes the amounts that would be paid upon a change-in-control resignation and reflects amounts that would be payable in the event of the consummation of the proposed Merger. This disclosure assumes (i) a $50.00 stock price (equal to the per share merger consideration in the proposed Merger), (ii) beneficial ownership of the Named Executive Officers as of February 20, 2008 (a recent date chosen for purposes of these calculations) and (iii) the closing of the transaction as of August 1, 2008.

Equity Compensation Awards. Based on the above assumptions, upon completion of the merger, (1) the number of unvested ChoicePoint stock options (at exercise prices ranging from $33.45 to $46.12) held by each of Messrs. Smith, Curling, Lee, Surbaugh and Trine that would vest are 576,666, 288,333, 181,817, 70,000 and 48,000, respectively (with such unvested options having a total cash out value of approximately $6,235,000, $3,115,000, $2,005,000, $600,000 and $450,000, respectively, less applicable taxes); (2) the number of unvested shares of restricted ChoicePoint common stock held by each of Messrs. Smith, Curling, Lee, Surbaugh and Trine that would vest and become free of restrictions are 72,000, 36,000, 57,000, 40,500 and 11,000, respectively; (3) the number of ChoicePoint deferred shares held by each of Messrs. Smith, Curling, Lee, Surbaugh and Trine that would vest are 250,000, 125,000, 0, 0 and 0, respectively; and (4) the number of ChoicePoint share equivalent units held by each of Messrs. Smith, Curling, Lee, Surbaugh and Trine that would vest and become free of restrictions are 0, 0, 0, 0 and 0, respectively.

Employment and Compensation Agreements with Messrs. Smith, Curling, Lee and Surbaugh. ChoicePoint has entered into substantially similar Employment and Compensation Agreements with each of Messrs. Smith, Curling, Lee and Surbaugh. The agreements provide for payment of certain severance benefits in the event of the failure of any successor of ChoicePoint to expressly assume and agree to perform the agreements, or a termination of employment by the executive for “good reason” (as defined in each agreement), in either case within five years following a change in control (a “Qualifying Termination”).

In the event of a Qualifying Termination, each executive is entitled to receive (1) base salary, benefits and other compensation accrued and vested as of the date of termination but which remain unpaid as of the date of termination; (2) a lump sum cash severance payment equal to three times (for Messrs. Smith and Curling) and two times (for Messrs. Lee and Surbaugh) the sum of (a) highest weekly base salary during the past three years, annualized plus (b) the highest annual incentive payment for the past three years, unless the annual incentive payment calculated at target payout is higher, in which case, it will be used for the annual incentive payment portion of the calculation; and (3) a lump sum cash severance payment equal to five times (for Messrs. Smith and Curling) and three times (for Messrs. Lee and Surbaugh) the highest “indirect compensation” during the last three years (e.g., matching and profit sharing contributions under our 401(k) Plan, Transition Benefit Plan contributions, excess contributions, SERP contributions and the value of fringe benefits). Assuming that the merger is completed on August 1, 2008, and the executive experiences a Qualifying Termination immediately thereafter, the amount of cash severance that will be payable to each of Messrs. Smith, Curling, Lee and Surbaugh, respectively, is approximately $16,525,000, $7,000,000, $2,575,000 and $1,940,000. In addition, for ten years following termination of Mr. Smith’s employment, he will receive 75 hours of access per year to an airplane on the same basis as that made available to him while he was employed by ChoicePoint.

In the event that an executive becomes subject to the excise tax under Section 4999 of the Code as a result of exceeding his Section 280G limit, the agreements provide for an additional payment such that the executive will be placed in the same after-tax position as if no such excise tax had been imposed. Assuming that the merger is completed on August 1, 2008, and the executive experiences a Qualifying Termination immediately thereafter, the amount of the Section 4999 gross-up payments that are estimated, based on third party calculations, to be payable to each of Messrs. Smith, Curling, Lee and Surbaugh, respectively, are approximately $0, $4,630,000, $0, and $0. If the transaction does not close until 2009, these estimated amounts may vary materially. Furthermore, if Mr. Smith’s payments will exceed his Section 280G limit, Mr. Smith has agreed to work in good faith with Reed Elsevier to restructure his change in control payments, subject to certain limitations, so that they do not exceed the Section 280G limit.

In addition, each executive is subject to an ongoing confidentiality obligation, and nonsolicitation of customer and employee covenants, while employed by ChoicePoint and for two years thereafter.

Employment Agreement with Mr. Trine. ChoicePoint has entered into an Employment Agreement with Mr. Trine. Upon termination of Mr. Trine’s employment by ChoicePoint without “cause” or due to a “constructive termination” (each, as defined in the employment agreement) within 12 months after a change in control and subject to Mr. Trine’s signing a release in favor of ChoicePoint, he will be entitled to a lump sum cash payment, paid in accordance with ChoicePoint’s standard payroll practices, equal to the sum of (1) 78 weeks’ base salary and (2) his target bonus for the year of termination. Assuming that the merger is completed on August 1, 2008, and Mr. Trine is thereafter terminated without “cause” or due to a “constructive termination”, the amount of cash severance that would be payable to Mr. Trine is approximately $675,000. Neither this agreement nor any other agreement with Mr. Trine contains a provision that provides for a gross-up payment for any excise tax under Section 4999 of the Code. Mr. Trine is subject to an ongoing confidentiality obligation, and nonsolicitation of customer and employee covenants, while employed by ChoicePoint and for two years thereafter.

Nonqualified Deferred Compensation Plan. ChoicePoint maintains the DCP, in which some of its executive officers are eligible to participate. Upon the effective time of the merger, all amounts held in participant accounts and denominated in our common stock under our nonqualified deferred compensation plans or any of our other benefit plans will be converted into the right to receive $50.00 per share, based on the number of shares deemed to be held in such participant accounts. These amounts will be payable in accordance with and at the time set forth under the terms of the applicable plan (or, if earlier, on the death of the holder), less any required withholding taxes and, prior to payment, will be permitted to be deemed invested in an investment option under the applicable plan. Pursuant to the terms of the DCP, participants are generally fully vested in amounts credited to their DCP accounts, except for amounts in SERP Accounts or Additional Company Contribution Accounts. Any unvested amounts in participants’ SERP Accounts and Additional Company Contribution Accounts (including amounts which are denominated in our common stock, which will be converted into the right to receive $50.00 per share as described above) immediately become vested and nonforfeitable upon a change in control. Assuming that the merger is completed on August 1, 2008, based on unvested amounts accrued under their SERP Account, Messrs. Smith, Curling, and Lee will vest, respectively, in approximately $4,500,000, $1,485,000 and $440,000 in their SERP Accounts. Assuming that the merger is completed on August 1, 2008, Messrs. Smith and Curling will vest, respectively, in approximately $3,900,000 and $1,950,000 in their Additional Company Contribution Accounts. These amounts will be payable in accordance with the terms of the DCP. ChoicePoint’s other executive officers do not participate in the DCP.

In addition to the amounts referenced above, Messrs. Smith, Curling, Lee, Surbaugh and Trine would also receive the vested amounts in their DCP accounts, which with ChoicePoint stock at $50 a share, would be valued at approximately $18,254,170, $7,231,231, $1,974,817, $88,122 and $306,448, respectively.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Murray (Chair) and McCoy and Ms. Szostak. None of the members of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries. None of ChoicePoint’s executive officers currently serve on the Compensation Committee or Board of Directors of any other company of which any member of the Company’s Compensation Committee or Board of Directors is an executive officer.

Director Compensation

The following table sets forth information concerning the compensation earned in 2007 by our non-employee directors. Directors who are employees receive no compensation for their Board service.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	Total ($) (3)
E. Renae Conley	70,500	82,895	153,395
Douglas C. Curling	—	—	—
John J. Hamre	55,000	187,446	242,446
Kenneth G. Langone	62,000	72,905	134,905
John B. McCoy	66,000	187,446	253,446
Terrence Murray	64,000	187,446	251,446
Ray M. Robinson	48,000	145,809	193,809
Derek V. Smith	—	—	—
Charles I. Story	53,000	72,905	125,905
M. Anne Szostak	50,000	136,120	186,120

(1)	Directors may defer all or part of their annual cash fees to the DCP. Director’s periodic contributions are not matched by the registrant and vest immediately. The vested balance, as of December 31, 2007, in the DCP for each participating Director is as follows: Ms. Conley, $66,013; Dr. Hamre, $279,515; Mr. McCoy, $226,274; Mr. Robinson, $135,332; and Mr. Story, $226,326.
(2)	The amounts in this column represent that value of share equivalent units recorded as expense in 2007 according to SFAS
123(R). However, pursuant to SEC rules, these values are not reduced by an estimate for the probability of forfeiture. The grant date fair value of the share equivalent units made to the directors for their service during 2007 are as follows: Ms. Conley, $124,968; Dr. Hamre, $124,968; Mr. Langone, $124,968; Mr. McCoy, $124,968; Mr. Murray, $124,968; Mr. Robinson, $124,968; Mr. Story, $124,968; and Ms. Szostak, $124,968. The amounts reflected represent the annual equity awards made in 2007. There were no forfeitures, repricings or material modifications to grants in 2007. As of December 31, 2007, the share equivalent units outstanding for each director are as follows: Ms. Conley, 7,053; Dr. Hamre, 12,188; Mr. Langone, 12,188; Mr. McCoy, 13,238; Mr. Murray, 12,188; Mr. Robinson, 10,255; Mr. Story, 12,188; and Ms. Szostak, 7,081.

(3)	There were no option awards made in 2007 and there was no expense recorded in 2007 for option awards received prior to 2007 according to SFAS 123(R). Option awards, received prior to 2007 for service as a director, outstanding as of December 31, 2007 are as follows: Dr. Hamre, 11,666; Mr. Langone, 24,332; Mr. Murray, 11,666; and Mr. Story, 48,332.

Directors who are salaried officers or employees of ChoicePoint receive no additional compensation for service as a director or as a member of a committee of the Board of Directors. Each director who is not a salaried officer or employee of ChoicePoint receives the following cash compensation for Board service:

•

A director serving as the non-employee chair of the Board of Directors is paid an annual fee of $40,000 for his or her service, a $2,500 fee for attendance at each meeting of the Board of Directors and a $2,500 fee for each committee meeting attended;

•	Each director is reimbursed for reasonable out-of-pocket expenses incurred for travel and attendance related to meetings of the Board of Directors or its committees

•

Non-employee directors are paid an annual fee of $40,000 for service as a director, a $1,500 fee for attendance at each meeting of the Board of Directors and a $1,000 fee for attendance at each committee meeting. Additionally, the Chair of the Audit Committee receives an annual fee of $10,000 and other committee chairs receive an annual fee of $5,000. The following Board members are committee chairs:

•	Mr. Murray, Chair of the Compensation Committee;

•	Ms. Conley, Chair of the Audit Committee;

•	Dr. Hamre, Chair of the Privacy and Public Responsibility Committee;

•	Mr. Langone, Chair of the Corporate Governance and Nominating Committee; and

•	Mr. Smith, Chair of the Executive Committee (however, Mr. Smith is an employee director and does not receive payment for his service as Chair).

Currently, the role of non-employee Chair of the Board of Directors is not being used.

Upon initial election to the Board of Directors, each non-employee director receives a one-time grant of share equivalent units with a market value of $40,000 on the date of grant. Non-employee directors also receive an annual award of share equivalent units with a market value of $125,000 on the date of grant. The share equivalent units are delivered as common shares 12 months after cessation of service on the Board.

The table below details the fees that are payable to our Board of Directors:

	Annual Board Fee ($)	Board Meeting Fee ($)	Committee Meeting Fee ($)	Initial Equity Award ($)	Annual Equity Award ($)	Annual Committee Chair Fee ($)
Non-Employee Chair of the Board	40,000	2,500	2,500	40,000	125,000	—
Non-Employee Board Member	40,000	1,500	1,000	40,000	125,000	—
Audit Committee Chair	—	—	—	—	—	10,000
Other Committee Chair	—	—	—	—	—	5,000

Messrs. Smith and Curling do not receive any director compensation in the form of cash payments or share equivalent units because they are salaried employees of ChoicePoint.

ChoicePoint’s non-employee directors are eligible for participation in our DCP, pursuant to which each non-employee director may elect to defer up to 100% of earned director cash compensation into accounts that are credited with earnings or losses based upon imputed investments in one or more of the following, as selected by the individual director: (a) the market value of, and any dividends on, ChoicePoint common stock (“common share equivalents”), (b) MetLife Stable Value Contract, a short-term income fund, (c) Spartan U.S. Equity Index Fund, an equity index fund, or (d) Fidelity U.S. Bond Portfolio, a fixed income fund. Funds invested in common share equivalents may be redeemed only for cash on a fixed date or upon termination of service as a director, as elected in advance by the director. No director has voting or investment power with respect to the common share equivalents. Annual returns for the various notional investment options in 2007 were: ChoicePoint common stock, (7.52%); MetLife Stable Value Contract, 4.79%; Spartan U.S. Equity Index Fund, 5.43%; and Fidelity U.S. Bond Portfolio, 5.40%.

In addition, ChoicePoint provides coverage for the directors under its Directors’ and Officers’ Liability Insurance Policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects information, as of April 15, 2008, with respect to the beneficial ownership of ChoicePoint common stock by (1) persons known to ChoicePoint to be the beneficial owners of more than five percent of the ChoicePoint common stock in accordance with Section 13(d) of the Exchange Act; (2) each of the Named Executive Officers of ChoicePoint; (3) each director of ChoicePoint; and (4) all of the directors and executive officers of ChoicePoint as a group. Share ownership information represents those shares as to which the individual holds sole voting and investment power, except as otherwise indicated. The number of outstanding shares of ChoicePoint common stock as of such date was 68,462,862.

Name and Address	Number of Shares(1)		Percent of Class (%)
Baron Capital Group, Inc. BAMCO, Inc. Baron Capital Management, Inc. Ronald Baron 767 Fifth Avenue New York, NY 10153	6,552,616	(2)	9.6%

Oppenheimer Capital LLC 1345 Avenue of the Americas, 49th Floor New York, NY 10105	4,601,050	(3)	6.7%

E. Renae Conley	3,000		*

Douglas C. Curling	1,071,594	(4)	1.5%

John J. Hamre	12,250		*

Kenneth G. Langone	1,470,011	(5)	2.1%

David T. Lee	535,921		*

John B. McCoy	7,000	(6)	*

Terrence Murray	11,666		*

Ray M. Robinson	2,000		*

Derek V. Smith	3,103,211	(7)	4.4%

Charles I. Story	39,244		*

Steven W. Surbaugh	352,931	(8)	*

M. Anne Szostak	3,000		*

David E. Trine	135,501		*

All current directors and executive officers as a group (17 people)	6,972,424		9.7%

*	Represents beneficial ownership of less than 1.0% of the outstanding shares of ChoicePoint common stock.
(1)	Includes shares issuable pursuant to stock options exercisable on April 15, 2008, or within 60 days thereafter, as follows: Mr. Curling—862,470 shares; Dr. Hamre—11,666 shares; Mr. Langone—24,332 shares; Mr. Lee—297,705 shares; Mr. Murray—11,666 shares; Mr. Smith—2,047,564 shares; Mr. Story—36,332 shares; Mr. Surbaugh—130,000 shares and Mr. Surbaugh’s spouse—100,000 shares; Mr. Trine—85,995 shares and other executive officers—123,995 shares.
(2)	This information is based on a Schedule 13G/A filed with the SEC on February 12, 2008, by Baron Capital Group, Inc., BAMCO, Inc., Baron Capital Management, Inc., and Ronald Baron. According to the Schedule 13G/A, Baron Capital Group, Inc. has sole voting power and sole dispositive power covering 55,000 shares and shared voting power for 6,497,616 shares and shared dispositive power covering 6,497,616 shares. BAMCO, Inc. has shared voting power covering 5,814,300 shares and shared dispositive power covering 6,131,400 shares. Baron Capital Management, Inc. has sole voting and sole dispositive power covering 55,000 shares, shared voting power covering 352,216 shares and shared dispositive power covering 366,216 shares. Ronald Baron has sole voting power and sole dispositive power covering 55,000 shares, shared voting power covering 6,166,516 shares and shared dispositive power covering 6,497,616 shares.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 12, 2008, by Oppenheimer Capital LLC (“Oppenheimer”). According to the Schedule 13G/A, Oppenheimer has sole voting power covering 1,475,475 shares and sole dispositive power covering 4,601,050 shares.
(4)	Includes 23,270 shares held in a trust and 9,133 shares held in custodial accounts for his children. Excludes 50,000 shares of restricted stock granted under the 1997 Plan, the receipt of which the officer has elected to defer under the DCP2, 25,000 deferred shares issued under the 1997 Plan, 100,000 deferred shares issued under the 2003 Plan and a contribution, equivalent to 39,000 shares, to his account under the DCP.
(5)	Includes 971,553 shares owned by Invemed Securities, Inc. and 209 shares owned by his wife. Mr. Langone is Chairman of Invemed Securities, Inc. Includes 460 shares owned directly by Mr. Langone that are held in a margin account.
(6)	Includes 4,000 shares held in a family trust.
(7)	Includes 20,400 shares owned by his wife, 37,917 shares held in trusts for his children, 700 shares held by his daughter, 700 shares held by his son and 207,469 shares held in a family trust. Excludes 100,000 shares of restricted stock granted under the 1997 Plan, the receipt of which the officer has elected to defer under the DCP2, 100,000 deferred shares issued under the 1997 Plan, 150,000 deferred shares issued under the 2003 Plan and a contribution, equivalent to 78,000 shares, to his account under the DCP.
(8)	Includes 13,333 shares owned by his wife and 6,000 shares held in trusts for his daughters.

Holdings of common share equivalents and share equivalent units denominated in the Company’s common stock held by each director not reflected in the table set forth above are as follows: Ms. Conley—2,216.15 common share equivalents and 7,053 share equivalent units; Dr. Hamre—8,030 common share equivalents and 12,188 share equivalent units; Mr. Langone—12,188 share equivalent units; Mr. McCoy— 6,622.06 common share equivalents and 13,238 share equivalent units; Mr. Murray—12,188 share equivalent units; Mr. Robinson—3,880.35 common share equivalents and 10,255 share equivalent units; Mr. Story—2,991.71 common share equivalents and 12,188 share equivalent units; and Ms. Szostak—7,801 share equivalent units.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common stock as of December 31, 2007, that may be issued upon exercise of options, warrants and rights under the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (the “1997 Plan”), 2003 Plan, 2006 Plan, the DCP and the DCP2 Plan (the only stock compensation plans of the Company).

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights(a) (#)				Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1) (#)
Plan Category	Options and deferred compensation plan rights	Deferred shares	Share equivalent units	Total
Equity compensation plans approved by security holders
2006 Plan	1,691,010	—	19,002	1,710,012			844,592
2003 Plan	2,819,268	300,000	60,139	3,179,407			289,705
1997 Plan	5,863,834	75,000	—	5,938,834			616,515
ChoicePoint Inc. Deferred Compensation Plan	232,977	—	—	232,977			—

Subtotal	10,607,089	375,000	79,141	11,061,230	$34.95		1,750,812
Equity compensation plans not approved by security holders ChoicePoint Inc. Deferred Compensation Plan No. 2	256,875	—	—	256,875	n/a	(2)	—

Total	10,863,964	375,000	79,141	11,318,105	$34.95		1,750,812

(1)	As of March 31, 2008, the number of securities to be issued upon exercise of outstanding options had been reduced to: 2006 Plan—591,478, 2003 Plan—316,641, and 1997 Plan—652,398 and the weighted-average exercise price of outstanding options, warrants and rights was $39.8889.
(2)	These shares consist of common stock distributable under the DCP2 Plan and have no exercise price.

ChoicePoint Inc. Deferred Compensation Plan No. 2

Under the DCP2, certain executive officers may elect to defer receipt, until the termination of their employment or attainment of a stated age, if later, of all or a portion of (1) shares of restricted stock granted to them under the 1997 Plan that would otherwise be distributed to them upon satisfaction of vesting requirements, and (2) certain cash bonuses granted at the time of grant of the restricted stock awards. The officers become vested in amounts deferred under the DCP2 Plan when the underlying awards vest. The initial grant of restricted stock vested on July 1, 2004, the third anniversary of grant. The cash bonuses vested on July 1, 2004 based upon satisfaction of three-year performance goals. The number of shares distributed with respect to the restricted shares was equal to the number of shares initially deferred under the DCP2 Plan. The total amount of the cash bonus was earned as of July 1, 2004. The amount was based on a predetermined value that equals 75% of the market value on the vesting date of the restricted stock grant to that officer. The officers participating in the DCP2 Plan previously elected to defer 95% of any vested cash bonuses under the DCP2 Plan. These vested deferred amounts will be distributed in shares of ChoicePoint common stock. The shares distributed under the DCP2 Plan are provided from treasury shares or are acquired by ChoicePoint through open market purchases. The vesting criteria have been met and 256,875 shares of ChoicePoint common stock will be distributed under this plan.

Change in Control

The Company has entered into an Agreement and Plan of Merger with Reed Elsevier Group plc dated February 20, 2008. The consummation of the transactions provided for therein will constitute a change in control of the Company. For further information regarding this transaction, see “Item 11. Executive Compensation—ChoicePoint Executive Compensation—Post-Employment Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

ChoicePoint reviews relationships and transactions in which ChoicePoint and its directors and executive officers or their immediate family members are participants to determine whether such relationships and transactions are related party transactions or that are reportable under the SEC’s disclosure requirements regarding such transactions (collectively, “Related Party Transactions”). At least annually, each director and executive officer must complete a detailed questionnaire in which they are required to disclose any such relationship or transaction. The Corporate Governance and Nominating Committee of the Board of Directors reviews all such disclosed transactions or relationships. As required by the SEC’s rules, relationships or transactions that the Corporate Governance and Nominating Committee and the full Board determine to be Related Party Transactions will be disclosed in ChoicePoint’s proxy statement relating to the next annual meeting of shareholders or in the next Annual Report on Form 10-K.

In addition, the ChoicePoint Inc. Code of Conduct provides that ChoicePoint’s employees and directors must avoid any activity that is or has the appearance of being a conflict of interest. Directors and employees are required to report any transaction or relationship that may be perceived as a conflict of interest to ChoicePoint’s Chief Executive Officer, General Counsel or to a confidential employee hotline. ChoicePoint’s General Counsel has the responsibility for the day-to-day administration of the ChoicePoint Inc. Code of Conduct, but the Audit Committee has ultimate responsibility for its administration.

In the course of its review of a Related Party Transaction or any other relationship or transaction that may constitute a conflict of interest, the Audit Committee will consider, among other things:

•	the nature of the related person’s interest in the relationship or transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of payments or other consideration received by the participants in the transaction;

•	the importance of the relationship or transaction to the related person;

•	the importance of the relationship or transaction to us; and

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interests.

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

Director Independence

Since ChoicePoint became a public company, the Board of Directors has been comprised of a majority of independent directors, as currently required by the NYSE listing standards. In July 2002, the Board of Directors created the position of lead director, whose primary responsibility is to preside over the regular executive sessions of the Board of Directors in which management directors and other members of management do not participate. The non-management directors elected Charles I. Story as lead director to preside over these executive sessions. Interested parties wishing to communicate with the director selected to preside over meetings of the non-management directors as a group should send all written communications to ChoicePoint Inc., 1000 Alderman Drive, Alpharetta, Georgia 30005, Attention: Corporate Secretary. Written correspondence will be forwarded to the appropriate directors.

The Board of Directors has affirmatively determined that each of the directors and nominees for director is independent under the NYSE listing standards, and the ChoicePoint categorical independence standards, with the exception of Derek V. Smith and Douglas C. Curling, each of whom is considered an inside director because of his employment with the Company.

Each of our independent directors is affiliated with one or more companies to which ChoicePoint made payments, or from which ChoicePoint received revenue, in 2007. The Board of Directors considered each of these transactions in determining that each of these directors was independent.

The ChoicePoint Board of Directors has adopted the following categorical director independence standards, which are available on the ChoicePoint web site at www.choicepoint.com:

In no event will a director be considered “independent” if:

•	the director was employed by the Company or any of its direct or indirect subsidiaries within the preceding three years;

•	an immediate family member of the director was employed by the Company or any of its direct or indirect subsidiaries as an executive officer within the preceding three years;

•

an immediate family member of the director is a current employee of the Company’s internal or external auditor and participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice;

•

the director or any immediate family member received more than $100,000 during any 12-month period within the last three years in direct compensation from the Company or any of its direct or indirect subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (as long as such compensation is not contingent in any way on continued service);

•	the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor;

•	the director is a current employee at a firm that is the Company’s internal or external auditor;

•

the director or an immediate family member of the director was within the last three years (but is no longer) a partner or employee of the Company’s internal or external auditor and personally worked on the Company’s audit within that time;

•

an executive officer of the Company was on the compensation committee of the board of directors of a company that employed either the director or an immediate family member of the director as an executive officer; or

•

the director is or within the last three years was an executive officer or an employee, or an immediate family member of the director is or within the last three years was an executive officer, of a company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million, or 2% of the other company’s consolidated gross revenues.

Item 14.	Principal Accountant Fees and Services

During fiscal years ended December 31, 2006 and 2007, ChoicePoint retained Deloitte & Touche LLP to provide services in the following categories and amounts:

	2006	2007
Audit Fees(1)	$881,465	$751,000
Audit-Related Fees(2)	$143,540	$177,500
Tax Fees(3)	$—	$—
Sarbanes-Oxley 404 Fees(4)	$882,000	$723,000
All Other Fees(5)	$—	$—

(1)	Audit fees include audit of the annual financial statements and quarterly reviews.
(2)	Audit-related fees include agreed-upon procedures reports, acquisitions and accounting consultations.
(3)	No tax services were provided by Deloitte for fiscal 2006 or 2007.
(4)	Fees related to the audit of management’s assessment of the Company’s internal control over financial reporting.
(5)	No other services were provided by Deloitte for fiscal 2006 or 2007.

Pursuant to its charter, the Audit Committee must pre-approve all audit and non-audit services to be performed by the independent registered public accountants. As a matter of corporate policy, the Company’s independent registered public accountants do not perform any services other than audit and audit-related services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index to exhibits, financial statements and schedules.

(3)	Exhibits required by Item 601 of Regulation S-K:

The following exhibits are included in this Form 10-K:

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 20, 2008, by and among ChoicePoint Inc., Reed Elsevier Group plc and Deuce Acquisition Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2008).

3.1	—	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	—	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

4.1	—	Form of Common Stock certificate (incorporated by reference to Exhibit 4.01 of the Company’s Registration Statement on Form S-1, as amended, File No. 333-30297)

10.1	—	Employment and Compensation Agreement between the Company and Derek V. Smith dated as of April 25, 2002 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.2	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Derek V. Smith dated as of February 4, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.3	—	Amendment No. 2 to the Form of Employment and Compensation Agreement between the Company and Derek V. Smith dated as of July 29, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.4	—	Employment and Compensation Agreement between the Company Douglas C. Curling dated as of April 25, 2002 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.5	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 4, 2003 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.6	—	Amendment No. 2 to the Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of July 29, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.7	—	Amendment No. 3 to the Employment and Compensation Agreement between the Company and Douglas C. Curling dated as of February 27, 2007 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.8	—	Employment and Compensation Agreement between the Company and David T. Lee dated as of April 25, 2002 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.9	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and David T. Lee dated as of February 27, 2007 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.10	—	Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of April 25, 2002 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*

10.11	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Steven W. Surbaugh dated as of February 27, 2007 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

Exhibit Number		Description
10.12	—	Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2005)*

10.13	—	Amendment No. 1 to the Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of February 27, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.14	—	Amendment No. 2 to the Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of January 31, 2008* (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

10.15	—	Employment and Compensation Agreement between the Company and David E. Trine dated as of February 27, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.16	—	Employment Agreement between the Company and Jeffrey J. Glazer dated February 1, 2007 (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)*

10.17	—	ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.18	—	Second Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.19	—	Third Amendment to the ChoicePoint Inc. 1997 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.20	—	Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)*

10.21	—	First Amendment to the Amended and Restated ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.22	—	Forms of Stock Option Agreements under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.23	—	Forms of Restricted Stock Grant Agreements under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.24	—	Form of Share Equivalent Unit Agreement for Non-Employee Directors under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.25	—	Form of Deferred Shares Agreement for Employees and Officers under the ChoicePoint Inc. 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)*

10.26	—	DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)*

10.27	—	Amendment 2000-1 to the DBT Online, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, File No. 333-37498)*

10.28	—	ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement filed March 27, 2006)*

10.29	—	Second Amendment to ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

Exhibit Number		Description
10.30	—	Forms of Stock Option Agreements under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.31	—	Forms of Restricted Stock Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.32	—	Form of Share Equivalent Unit Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.33	—	Form of Deferred Shares Agreement under the ChoicePoint Inc. 2006 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed May 24, 2006)*

10.34	—	ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by Reference to Appendix A to the Company’s definitive proxy statement filed March 19, 2004)*

10.35	—	First Amendment to the ChoicePoint Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.36	—	ChoicePoint Inc. Deferred Compensation Plan No. 2 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)*

10.37	—	Employee Benefits Agreement, dated as of July 31, 1997, between Equifax Inc. and ChoicePoint Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)*

10.38	—	Form of ChoicePoint Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2006)*

10.39	—	Revolving Credit Agreement dated as of October 25, 2006, among ChoicePoint Services Inc., the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, SunTrust Bank as Syndication Agent and a lender, and certain other lenders (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.40	—	Second Amendment to Revolving Credit Agreement, dated as of January 14, 2008, among the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, SunTrust Bank as Syndication Agent and a lender, and certain other lenders (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.41	—	Lease Agreement dated December 8, 2006, between the Company, as lessee, and BNP Paribas Leasing Corporation (“BNPPLC”), as lessor, for the Company’s headquarters facility (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.42	—	Purchase Agreement dated December 8, 2006, between the Company and BNPPLC, for the Company’s headquarters facility (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.43	—	Lease Agreement dated December 8, 2006, between the Company, as lessee, and BNPPLC, as lessor, for the Company’s data center facility (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.44	—	Purchase Agreement dated December 8, 2006, between the Company and BNPPLC, for the Company’s data center facility (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.45	—	Loan Agreement dated as of July 2, 2001, among ChoicePoint Financial Inc., as Borrower, the Company, as Initial Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.46	—	Amendment No. 1 to the Loan Agreement dated as of July 1, 2002 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

Exhibit Number		Description
10.47	—	Amendment No. 2 to the Loan Agreement dated as of December 31, 2002 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.48	—	Amendment No. 3 to the Loan Agreement dated as of June 30, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.49	—	Amendment No. 4 to the Loan Agreement dated as of June 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.50	—	Amendment No. 5 to the Loan Agreement dated as of June 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.51	—	Amendment No. 6 to the Loan Agreement dated as of June 26, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.52	—	Omnibus Amendment (Amendment No. 7 to the Loan Agreement) dated as of December 1, 2006 (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.53	—	Amendment No. 9 to the Loan Agreement dated as of June 25, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.54	—	Receivables Sale and Contribution Agreement, dated as of July 2, 2001, among ChoicePoint Services Inc., PRC Corporation, ChoicePoint Business and Government Services Inc., ChoicePoint Direct Inc., Statewide Data Services, Inc., I.R.S.C., Inc., ChoicePoint Public Records Inc., Patlex Corporation, National Safety Alliance, Incorporation, BTi Employee Screening Services, Inc. and each other Subsidiary of ChoicePoint Inc. that hereafter becomes a Party thereto, as Originators, and ChoicePoint Capital Inc, as Buyer (the “Receivables Sale and Contribution Agreement”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.55	—	Amendment No. 1 to Receivables Sale and Contribution Agreement dated as of January 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

10.56	—	Omnibus Amendment (Amendment No. 3 to Receivables Sale and Contribution Agreement), dated as of December 1, 2006 (incorporated by reference to Exhibit 10.52 above)

10.57	—	Receivables Sale Agreement, dated as of July 2, 2001, among ChoicePoint Capital Inc., as Seller, and ChoicePoint Financial Inc., as Purchaser (“Receivables Sale Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.58	—	Omnibus Amendment (Amendment No. 1 to Receivables Sale Agreement) dated as of December 1, 2006 (incorporated by reference to Exhibit 10.52 above)

10.59	—	Term Loan Credit Agreement dated as of January 14, 2008, among the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, US bank, N.A. as Syndication Agent and a lender, and certain other lenders (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

21	—	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

23	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

31.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13(a)-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	—	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

Exhibit Number		Description
32.2	—	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)
99.1	—	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Copies of the Company’s Form 10-K that are furnished pursuant to the written request of the Company’s shareholders do not include the exhibits listed above. Any shareholder desiring copies of one or more of such exhibits should write to the Company’s Office of Corporate Secretary, specifying the exhibit or exhibits requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, State of Georgia, on April 28, 2008.

CHOICEPOINT INC.

By:	/s/ DEREK V. SMITH
Derek V. Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEREK V. SMITH	Chairman and Chief Executive Officer and	April 28, 2008
Derek V. Smith	Director

/s/ DAVID E. TRINE	Chief Financial Officer	April 28, 2008
David E. Trine

/s/ DOUGLAS C. CURLING	President, Chief Operating Officer and	April 24, 2008
Douglas C. Curling	Director

/s/ E. RENAE CONLEY	Director	April 28, 2008
E. Renae Conley

/s/ Dr. JOHN J. HAMRE	Director	April 28, 2008
Dr. John J. Hamre

/s/ KENNETH G. LANGONE	Director	April 24, 2008
Kenneth G. Langone

/s/ JOHN B. MCCOY	Director	April 25, 2008
John B. McCoy

/s/ TERRENCE MURRAY	Director	April 24, 2008
Terrence Murray

/s/ RAY M. ROBINSON	Director	April 24, 2008
Ray M. Robinson

/s/ CHARLES I. STORY	Director	April 24, 2008
Charles I. Story

/s/ M. ANNE SZOSTAK	Director	April 25, 2008
M. Anne Szostak