Form 10-Q
period 2008-03-31
CHOICEPOINT INC
filed 2008-05-08
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.10 par value per share	68,495,535

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Service revenue	$252,907	$239,617
Reimbursable expenses	3,539	4,859

Total revenue	256,446	244,476

Costs and expenses:
Cost of revenue	136,930	130,428
Reimbursable expenses	3,539	4,859
Selling, general and administrative	60,244	53,926
Other operating charges (Note 5)	4,069	1,157

Total costs and expenses	204,782	190,370

Operating income	51,664	54,106
Interest expense	7,669	6,316

Income from continuing operations before income taxes	43,995	47,790
Provision for income taxes	17,591	18,222

Income from continuing operations	26,404	29,568
Gain (loss) from discontinued operations, net of taxes (Note 6)	(3,419)	1,354

Net income	$22,985	$30,922

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.40	$0.39
Gain (loss) from discontinued operations	(0.05)	0.02

Net income	$0.34	$0.41

Diluted:
Income from continuing operations	$0.39	$0.38
Gain (loss) from discontinued operations	(0.05)	0.02

Net income	$0.34	$0.40

Weighted average shares – basic	66,775	75,467
Dilutive effect of stock options	1,425	1,895

Weighted average shares – diluted	68,200	77,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$31,956	$20,189
Accounts receivable, net of allowance for doubtful accounts of $5,756 in 2008 and $6,300 in 2007	236,533	208,226
Income tax receivable	10,693	7,297
Deferred tax assets	1,775	1,515
Other current assets	38,344	36,168
Assets of businesses held for sale (Note 6)	140,066	146,590

Total current assets	459,367	419,985

Property and equipment, net	52,023	53,210
Goodwill	591,776	584,863
Other acquisition intangible assets, net	54,731	54,663
Deferred tax assets	28,316	26,408
Other assets, net	80,084	75,721

Total assets	$1,266,297	$1,214,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$11,342	$80,000
Accounts payable	60,261	53,977
Accrued salaries and bonuses	22,225	24,899
Income taxes payable	27,400	11,741
Other current liabilities	100,701	86,474
Liabilities of businesses held for sale (Note 6)	34,324	31,506

Total current liabilities	256,253	288,597

Long-term debt, less current maturities	562,500	530,000
Postretirement benefit obligations	20,229	20,585
Deferred income taxes	1,035	1,036
Other long-term liabilities	48,274	37,940

Total liabilities	888,291	878,158

Minority interest	26,770	26,770

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized—400,000; shares issued—94,124 in 2008 and 93,426 in 2007	9,412	9,343
Paid-in capital	577,949	553,349
Retained earnings	789,742	766,757
Accumulated other comprehensive income (loss), net	(5,645)	386
Treasury stock, at cost, 27,044 shares in 2008 and 27,037 shares in 2007	(1,020,222)	(1,019,913)

Total shareholders’ equity	351,236	309,922

Total liabilities and shareholders’ equity	$1,266,297	$1,214,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Balance, December 31, 2007		$9,343	$553,349	$766,757	$386	$(1,019,913)	$309,922
Net income	$22,985	—	—	22,985	—	—	22,985
Change in fair value of derivatives, net of deferred taxes of $4,179	(6,268)	—	—	—	(6,268)	—	(6,268)
Change in cumulative foreign currency translation adjustment	237	—	—	—	237	—	237

Comprehensive income	$16,954

Restricted and other stock plans, net		23	3,611	—	—	(303)	3,331
Redemption of stock-based awards (Note 8)		—	—	—	—	(13)	(13)
Stock distributed from employee benefit trust		—	—	—	—	7	7
Stock options exercised		46	17,091	—	—	—	17,137
Stock-based compensation expense		—	2,459	—	—	—	2,459
Tax benefit of stock options exercised		—	1,439	—	—	—	1,439

Balance, March 31, 2008		$9,412	$577,949	$789,742	$(5,645)	$(1,020,222)	$351,236

The accompanying notes are an integral part of this condensed consolidated financial statement.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$22,985	$30,922
Loss (income) from discontinued operations, net of taxes	3,419	(1,354)

Income from continuing operations	26,404	29,568
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	14,824	16,100
Non-cash components of other operating charges	486	279
Compensation expense recognized under stock-based compensation plans	5,253	5,535
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(27,626)	(20,090)
Other current assets	(1,938)	(60)
Deferred income taxes	1,634	(178)
Estimated income taxes	11,543	3,458
Current liabilities, excluding debt and income taxes	14,219	3,455
Other long-term liabilities	(920)	(297)

Net cash provided by operating activities - continuing operations	43,879	37,770
Net cash provided by operating activities - discontinued operations	7,412	1,765

Cash flows from investing activities:
Proceeds from the disposition of discontinued operations	1,800	27,864
Acquisitions, net of cash acquired	(6,229)	(207)
Additions to property and equipment	(4,865)	(4,226)
Additions to other assets	(10,023)	(6,308)

Net cash (used in) provided by investing activities - continuing operations	(19,317)	17,123
Net cash used in investing activities - discontinued operations	(1,625)	(1,150)

Cash flows from financing activities:
Borrowings under Credit Facilities	370,000	55,000
Payments on Credit Facilities	(337,500)	(20,000)
Borrowings under Receivables Facility	10,000	25,000
Payments on Receivables Facility	(78,700)	(15,000)
Other debt, net	43	—
Debt issuance costs	(992)	—
Settlement of derivatives	—	233
Repurchase of common stock	—	(90,083)
Redemption of stock-based awards	(13)	(13,774)
Purchase of stock held by employee benefit trust, net	—	(5,000)
Tax benefit of stock options exercised	1,439	13,618
Proceeds from exercise of stock options	17,137	7,084

Net cash used in financing activities - continuing operations	(18,586)	(42,922)
Net cash used in financing activities - discontinued operations	—	(3)

Effect of foreign currency exchange rates on cash and cash equivalents - continuing operations	15	8
Effect of foreign currency exchange rates on cash and cash equivalents - discontinued operations	(11)	39

Net increase in cash and cash equivalents	11,767	12,630
Cash and cash equivalents, beginning of period	20,189	26,612

Cash and cash equivalents, end of period	$31,956	$39,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

During 2007, the Company decided to divest its iMap business and i2, the software portion of its former Government Services segment. In connection with the Company’s decision to divest i2, the Company combined the remaining components of its Government Services segment with its Financial and Professional Services segment. This newly-formed segment was renamed the Business Services segment and includes virtually all of the Company’s businesses involved in the sale of public information not regulated by the Fair Credit Reporting Act (the “FCRA”) to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation. Consequently, the results of these discontinued operations for such completed fiscal years are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Condensed Consolidated Statements of Cash Flows. As a result, and unless specifically stated, all discussions regarding the three months ended March 31, 2008 and 2007 reflect results only from continuing operations. ChoicePoint’s continuing operations are focused on four primary markets—Insurance Services, Screening and Authentication Services, Business Services and Marketing Services.

On April 23, 2008, the Company entered into an agreement to sell i2 in a cash purchase of $185 million, subject to certain pre-closing adjustments based upon the net working capital of i2 at the closing. In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. During the first quarter of 2007, the Company completed the sale of its Bode business, BLJ businesses as well as substantially all of its EquiSearch businesses. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

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

The Business Services group provides public information solutions primarily to banking, professional services and government customers. These services help companies with risk management, enhanced due diligence, verification and business credentialing, and allow companies to better mitigate financial and reputational risk and improve their processes and productivity.

The Marketing Services group is a leading provider of direct marketing and database solutions to the insurance and financial services industries. These solutions help businesses acquire and grow customer relationships through the integration of data, data management, analytics and marketing technologies.

Proposed Merger with Reed Elsevier

On February 20, 2008, ChoicePoint entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ChoicePoint, Reed Elsevier Group plc (“Reed Elsevier”) and Deuce Acquisition Inc., under which ChoicePoint would be acquired by Reed Elsevier. The transaction has a total value of approximately $4.1 billion, based on an offer of $50.00 per share and the assumption of approximately $600 million of net debt.

On April 16, 2008 at a special meeting of the shareholders of the Company, ChoicePoint shareholders voted to approve the Merger Agreement. More than 99.5 percent of all votes cast were voted in favor of the transaction. The consummation of the transaction remains subject to receipt of required regulatory approval and satisfaction of customary closing conditions as described in the merger agreement.

On April 29, 2008, the Company announced that it and Reed Elsevier have received a request for additional information from the Federal Trade Commission (the “FTC”) regarding the proposed merger between the companies. In addition, the companies have been notified of parallel reviews by the attorneys general of certain states. The FTC information request was issued under notification requirements of the Hart- Scott-Rodino Antitrust Improvements Act of 1976, as amended. The companies intend to cooperate fully and respond expeditiously to the FTC.

Reed Elsevier and the Company submitted a Notice of the proposed transaction to the Committee on Foreign Investment in the United States (“CFIUS”) pursuant to the Exon-Florio provisions of the Defense Production Act of 1950, as amended. On May 2, 2008, the Department of the Treasury, which is reviewing the parties’ Notice on behalf of CFIUS, notified the parties that it would not be able to complete its review of their CFIUS filing by May 5, 2008, which is the expiration date of the Department of Treasury’s 30-day review period. The parties withdrew their Notice on May 5, 2008, and intend to refile in the near future, which will commence another 30-day review period.

We expect that the transaction will close later in the year.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions and balances between entities included in the condensed consolidated financial statements have been eliminated. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of ChoicePoint as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The adjustments have been of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in ChoicePoint’s Consolidated Financial Statements for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K for the year ended December 31, 2007. The current period’s results are not necessarily indicative of results to be expected for a full year.

3. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. In 2008 and 2007, such estimates and assumptions include those used to determine the amounts recognized as impairment charges included in other operating charges and discontinued operations. See Notes 5 and 6 for additional discussion of these charges. Actual results could differ from these estimates.

4. Revenue and Expense Recognition

Revenue

ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $36.3 million as of March 31, 2008 and $29.9 million as of December 31, 2007. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our major business lines and for multiple-element arrangements:

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

Pass-Through Expense—The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Condensed Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended March 31, pass-through expense was $216.9 million in 2008 and $214.7 million in 2007.

Reimbursable Expenses—In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), the Company presents certain reimbursed out-of-pocket expenses on a gross basis as revenues and expenses. The application of EITF 01-14 has no impact on operating income, net income or earnings per share. Reimbursed materials, shipping and postage charges in the Company’s Marketing Services segment for the three months ended March 31 totaled $3.5 million in 2008 and $4.9 million in 2007 and have been presented as revenues and expenses in the corresponding Condensed Consolidated Statements of Operations (unaudited).

Income Taxes

ChoicePoint’s effective tax rate was 40.0% for the quarter ended March 31, 2008, compared to 38.1% for the quarter ended March 31, 2007. The increase in the effective tax rate in 2008 is due primarily to the non-deductibility of certain charges incurred in connection with proposed acquisition of ChoicePoint by Reed Elsevier, and the December 31, 2007 expiration of the Federal R&D Tax Credit. At March 31, 2008, accrued income taxes increased to $27.4 million from $11.7 million at December 31, 2007, due to the tax provision for the three months ended March 31, 2008 and the timing of tax payments.

5. Other Operating Charges

Other operating charges include the following:

	Three Months ended March 31,
(in thousands)	2008	2007
Asset impairments	$486	$279
Transaction-related expenses	2,044	—
Lease abandonment, severance, and other expenses	1,440	311
Fraudulent data access related expense	99	567

Total other operating charges	$4,069	$1,157

The Company recorded other operating charges of $4.1 million ($2.7 million net of taxes) during the first quarter of 2008, that included $2.0 million for transaction-related expenses associated with the Company’s pending sale to Reed Elsevier, and $2.1 million consisting primarily of severance and asset impairment charges.

The Company recorded other operating charges of $1.2 million ($0.7 million net of taxes) during the first quarter of 2007 that included $0.6 million for lease abandonment, severance, and impairment charges associated with the consolidation of facilities, and $0.6 million for third party expenses related to the previously disclosed fraudulent data access.

As of March 31, 2008, $7.2 million was accrued for obligations related to the above charges incurred to date that includes $3.6 million for legal and other fees associated with the fraudulent data access, and $3.6 million related to severance and lease abandonment costs.

6. Discontinued Operations

On April 23, 2008, the Company entered into an agreement to sell i2 in a cash purchase of $185 million, subject to certain pre-closing adjustments based upon the net working capital of i2 at the closing. In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. During the first quarter of 2007, the Company completed the sale of its Bode business, BLJ businesses as well as substantially all of its EquiSearch businesses for total net proceeds of $27.9 million. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

The following amounts related to the above businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
(In thousands)	2008	2007
Total revenue	$17,388	$27,046
Income (loss) from discontinued operations	$(5,863)	$2,469
Gain on sale of discontinued operations	60	(381)
Income tax (provision) benefit	2,384	(734)

Income (loss) from discontinued operations, net of taxes	$(3,419)	$1,354

At March 31, 2008, the Company has classified certain assets and liabilities associated with the discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets in accordance with the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The following table details the components of the assets and liabilities of businesses held for sale at March 31, 2008 (in thousands):

Accounts receivable, net of allowance for doubtful accounts of $612	$19,979
Other current assets	2,527
Property and equipment, net	2,615
Goodwill	94,882
Other acquisition intangible assets, net	14,010
Other assets, net	6,053

Total assets of businesses held for sale	140,066
Accounts payable	1,415
Accrued salaries and bonuses	1,080
Other current liabilities	29,327
Other long-term liabilities	2,502

Total liabilities of businesses held for sale	34,324

Total net assets of businesses held for sale	$105,742

7. Debt and Other Financing

In 2006, the Company entered into a $600 million unsecured credit facility (the “Credit Facility”), which is expandable to $750 million. There was $270.0 million outstanding under the Credit Facility at March 31, 2008, and $530.0 million outstanding at December 31, 2007. In addition, approximately $10.5 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At March 31, 2008 there were no borrowings outstanding under the line of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The average interest rate based on the terms of the Credit Facility was 3.3% at March 31, 2008.

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

On January 14, 2008, the Company entered into a $300 million five-year unsecured Term Loan Credit Agreement (the “Credit Agreement”) with many of the same lenders that are party to the Credit Facility. Fees incurred in connection with the agreement totaled approximately $1.0 million, and are being amortized over the term of the agreement. All amounts borrowed under the Credit Agreement were used to repay amounts outstanding under the Company’s existing Credit Facility. There was $292.5 million outstanding under the Credit Agreement at March 31, 2008. ChoicePoint and its material subsidiaries (as defined in the Credit Agreement) that are U.S. subsidiaries are guarantors of the obligations. The Credit Agreement bears interest at either a base rate as defined in the Credit Agreement or LIBOR plus an applicable margin. The applicable margins range from 1.000% to 1.375% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Agreement contains covenants customary for this type of facility and the loans made under the Credit Agreement will mature on January 14, 2013. The average interest rate based on the terms of the Credit Agreement was 4.2% at March 31, 2008.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million on the sale of accounts receivable. Currently, the Receivables Facility is payable in June 2008, but may be extended in one-year terms. Net proceeds from the Receivables Facility were $11.3 million at March 31, 2008, and $80.0 million at December 31, 2007. The average interest rate based on the terms of the Receivables Facility was 4.4% at March 31, 2008.

At March 31, 2008, the Company had $440.7 million of available capacity under the above facilities. Scheduled maturities of long-term debt subsequent to March 31, 2008 are as follows: $11.3 million in 2008, $270.0 million in 2011, and $292.5 million in 2013.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at March 31, 2008 and December 31, 2007 and it would have recorded additional depreciation expense related to the synthetic leases of approximately $0.8 million ($0.5 million after tax) for the three months ended March 31, 2008 and 2007.

Derivative financial instruments at March 31, 2008 consist of four interest rate swap agreements entered into to reduce the impact of changes in a benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At March 31, 2008, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties. As of March 31, 2008, the fair value of the outstanding interest rate swap agreements was a liability of $20.1 million, which is included in the Condensed Consolidated Balance Sheet, and has been recorded net of taxes in accumulated other comprehensive income (loss) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138.

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

8. Earnings Per Share and Stock-Based Compensation

Earnings Per Share—The Company has computed basic and diluted earnings per share using the treasury stock method. For the three months ended March 31, 2008 and 2007, options outstanding to purchase approximately 2.9 million and 3.4 million shares of common stock respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive.

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

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of March 31, 2008 and changes during the three months then ended is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2007	9,894	$34.95
Granted	—	—
Canceled/forfeited	(147)	39.14
Exercised	(469)	36.04

Outstanding, March 31, 2008	9,278	$34.82	4.3	$118,547
Vested and expected to vest, March 31, 2008	9,129	$34.74	4.3	$117,399
Exercisable, March 31, 2008	5,829	$31.41	3.7	$94,352

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.094 – $ 18.448	841	0.8	$13.95	841	$13.95
$18.449 – $ 23.060	705	1.8	19.09	705	19.09
$23.061 – $ 27.672	1,004	2.8	26.00	1,004	26.00
$27.673 – $ 36.896	1,082	4.5	33.25	614	33.02
$36.897 – $ 39.889	2,744	5.2	38.59	1,049	38.66
$39.890 – $ 45.750	1,951	4.7	44.10	1,052	42.74
$45.751 – $ 46.120	951	6.8	46.12	564	46.12

	9,278		$34.82	5,829	$31.41

The aggregate intrinsic value of options exercised during the quarter ended March 31 was $4.8 million in 2008 and $37.5 million in 2007.

Other Stock-Based Awards—On a periodic basis, certain key officers, employees, and directors of the Company are granted restricted shares under the above plans. During the three months ended March 31, 2008, 228,950 shares were awarded with a weighted average market value at the date of grant of $33.75 per share. During the same period of 2007, 147,000 shares were awarded with a weighted average market value per share of $39.04. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. No deferred shares were granted during the first quarter of 2008 or 2007. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. Additionally, certain key employees may be granted share equivalent units under the above plans. During the three months ended March 31, 2007, 6,000 share equivalent units were granted to certain key employees at market value on the date of grant of $39.04 per unit. No share equivalent units were granted during the first quarter of 2008. The market value of the restricted shares, deferred shares and share equivalent units is being charged to expense over the vesting periods through February 2011. The pre-tax compensation cost charged against income for these awards was $2.5 million ($1.5 million net of tax) during the first quarter of 2008, and $2.1 million ($1.3 million net of tax) during the first quarter of 2007.

Additionally, on a periodic basis, certain key officers are granted phantom shares under the ChoicePoint Inc. Deferred Compensation Plan. During the three months ended March 31, 2007, 117,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. The market value of the phantom shares is being charged to expense over the vesting periods through February 2010. The pre-tax compensation cost charged against income for these awards for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.2 million respectively. No phantom shares were granted during the first quarter of 2008.

A summary of the beginning and ending balance of the Company’s restricted shares, deferred shares, phantom shares, and share equivalent units as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2007	966,189	$40.94
Granted	228,950	33.75
Vested	(96,875)	43.93
Forfeited	(11,350)	40.55

Balance at March 31, 2008	1,086,914	$39.16

The fair value of shares vested during the quarter ended March 31 was $3.3 million in 2008 and $1.4 million in 2007.

As of March 31, 2008, there was approximately $12.8 million in total unrecognized compensation cost related to restricted shares, $5.7 million related to deferred shares, $2.9 million related to phantom shares, and $0.8 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 2.2 years for restricted shares, 2.1 years for deferred shares, 2.1 years for phantom shares, and 0.7 years for share equivalent units.

A summary of the expense recognized for stock options and other stock-based awards during the three months ended March 31, 2008 and 2007, is presented below (in thousands):

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation
Cost of revenue	$863	$—	$863	$875	$—	$875
Selling, general and administrative expenses	1,470	2,920	4,390	2,368	2,292	4,660

Total expense	$2,333	$2,920	$5,253	$3,243	$2,292	$5,535

Expense, net of tax	$2,147	$1,767	$3,914	$2,715	$1,421	$4,136

Under ChoicePoint’s stock incentive plans, employees may surrender stock-based awards or shares of the Company’s common stock to the Company in payment of minimum tax obligations due upon the exercise of options or upon the vesting of grants of other stock based awards. During the three months ended March 31, 2007, employees surrendered 341,224 options, respectively, upon the exercise of stock options in payment of such minimum tax obligations. No such options were surrendered during the three months ended March 31, 2008. Additionally, during the three months ended March 31, 2008 and 2007, employees surrendered 387 and 14,291 shares, respectively, to the Company upon the vesting of restricted shares in payment of such minimum tax obligations. The value of the awards was based on the market price on the date of surrender for an aggregate value of $13,000 or $33.76 per share, for the three months ended March 31, 2008 and $13.8 million, or $38.75 per share, for the three months ended March 31, 2007.

The Company adopted SFAS 123(R), Share-Based Payment (“SFAS 123(R)”) effective January 1, 2006. SFAS 123(R) requires companies to apply a fair value method of measurement for all share-based payment transactions with employees, including stock options, and to recognize these transactions in the financial statements. The Company adopted SFAS 123(R) using the modified prospective application, which applies to all grants after the effective date and to any unvested portion of grants issued prior to the effective date or implementation date. The related compensation cost is expensed over the vesting period using the straight-line method for awards with cliff vesting or using the accelerated attribution method for awards with graded vesting.

The fair value of stock options granted in 2007 was determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The term assumption was primarily based on the seven year contractual term of the options and historical data related to exercise and post-vesting cancellation history experienced by the Company, which is expected to be similar to future results. The Company’s anticipated volatility level is based on the combination of implied market volatility and ChoicePoint’s long-term historical volatility. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The risk free interest rate is based on U.S. Treasury zero-coupon yield curve over the expected term of the option. The periodic expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the historical experience of the Company and is adjusted to reflect actual forfeitures as the options vest.

The modified prospective approach requires that the Company expense over the remaining vesting period the value it previously calculated under the fair value method for stock options granted prior to the adoption of SFAS 123(R). As of March 31, 2008, there was approximately $11.4 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.2 years.

9. Comprehensive Income

Comprehensive income and its components are presented in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited). Accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
(In thousands)	2008	2007
Cumulative foreign currency translation adjustment	$3,127	$2,890
Cash flow hedges	(11,922)	(5,654)
Deferred postretirement gain	3,071	3,071
Other	79	79

Total	$(5,645)	$386

10. Acquisition

In the first quarter of 2008, the Company acquired Optimal Decisions Group, a firm that develops and deploys advanced analytics and software to the insurance industry. The total purchase price of the acquisition was $11 million ($6.2 million net of cash acquired). In addition, a working capital adjustment to the purchase price is expected later in 2008. Goodwill of $6.7 million was allocated to the Insurance Services segment. The allocation of purchase price to the assets and liabilities of the acquisition is preliminary and subject to change based on the acquired asset valuations. The pro forma effect of this acquisition is not material to the condensed consolidated financial statements.

The Company did not acquire any businesses during the first quarter of 2007. As of March 31, 2008, ChoicePoint has approximately $0.6 million accrued for transaction-related costs, including legal and audit costs related to the 2008 and prior acquisitions.

11. Goodwill and Intangible Assets

A summary of the change in goodwill during the three months ended March 31, 2008, is as follows:

(In thousands)	December 31, 2007	Acquisitions and Adjustments		Other Changes		March 31, 2008
Insurance Services	$89,511	$6,674	(a)	$195	(b)	$96,380
Screening and Authentication Services	320,314	—		—		320,314
Business Services	161,061	44		—		161,105
Government Services	—	—		—		—
Marketing Services	13,977	—		—		13,977

Total	$584,863	$6,718		$195		$591,776

(a)	This amount represents the acquisition of ODG, which was acquired in January 2008.
(b)	Effect of foreign currency translation on goodwill.

As of March 31, 2008 and December 31, 2007, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of March 31, 2008			As of December 31, 2007
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$46,278	$(33,093)	$13,185	$40,578	$(26,301)	$14,277
Purchased data files	18,980	(4,628)	14,352	18,280	(3,669)	14,611
Software	31,552	(19,515)	12,037	27,913	(17,807)	10,106
Non-compete agreements	12,817	(9,772)	3,045	11,917	(8,405)	3,512
Trademarks/trade names	11,600	—	11,600	11,600	—	11,600
Other intangible assets	8,688	(8,176)	512	8,688	(8,131)	557

Total	$129,915	$(75,184)	$54,731	$118,976	$(64,313)	$54,663

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the three months ended March 31, 2008 of $2.8 million, compared to $3.2 million for the comparable period of 2007. Estimated full-year amortization expense for the next five years is $10.4 million for 2008, $8.4 million for 2009, $6.3 million for 2010, $3.9 million for 2011 and $2.4 million for 2012.

12. Capital Transactions

On July 26, 2005, ChoicePoint’s Board of Directors approved a stock buyback program for the repurchase of up to $250 million of Company stock. During 2006, ChoicePoint’s Board of Directors approved increases to the value of the Company’s buyback program up to a total of $725 million. During 2007, the Board of Directors further increased the value of the Company’s buyback program by $300 million to a total value of $1.025 billion. The Board of Directors also extended the buyback program an additional two years, through August 19, 2009. On January 29, 2008, the Company’s Board of Directors further increased the value of the Company’s buyback program by $300 million up to a total value of $1.325 billion.

The Company did not repurchase any shares of its common stock during the first quarter of 2008. Since the inception of the stock buyback program, the Company has repurchased a total of 25.5 million shares for $982.5 million, leaving $342.5 million available for repurchase in the program as of March 31, 2008.

13. Segment Disclosures

As previously indicated, during 2007 the Company decided to divest its iMap business and i2, the software portion of its Government Services segment. In connection with this decision in 2007, the Company combined the remaining components of its Government Services segment with its Financial and Professional Services Segment. This newly formed segment has been renamed the Business Services Segment and now includes virtually all of the Company’s businesses involved in the sale of non-FCRA regulated public information to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation.

ChoicePoint’s continuing operations are focused on four primary markets—Insurance Services, Screening and Authentication Services, Business Services and Marketing Services that constitute its four reportable segments. Management evaluates the performance of its segments exclusive of other operating charges (Note 5). Sales and transfers between segments are generally accounted for at cost plus a reasonable profit; the effects of inter-segment sales are immaterial to the computation of segment profit. See Note 1 for a description of each reportable segment.

Revenues and operating income for the three months ending March 31, 2008 and 2007 for the four segments are presented below.

	Three months ended March 31, 2008		Three months ended March 31, 2007
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$142,686	$72,024	$125,282	$65,179
Screening and Authentication Services	62,319	10,401	61,438	10,067
Business Services	35,887	1,392	35,697	940
Marketing Services
Service revenue	12,015	(1,091)	17,200	1,197
Reimbursable expenses	3,539	—	4,859	—

Total Marketing Services	15,554	(1,091)	22,059	1,197
Corporate and shared (a)	—	(21,740)	—	(16,585)
Stock-based compensation (b)	—	(5,253)	—	(5,535)
Other operating charges (c)	—	(4,069)	—	(1,157)

Totals	$256,446	$51,664	$244,476	$54,106

Assets
(In thousands)	March 31, 2008	December 31, 2007
Insurance Services	$277,422	$235,415
Screening and Authentication Services	380,887	371,306
Business Services	296,826	283,713
Marketing Services	77,478	76,977
Unallocated & Other (d)	93,618	100,849
Assets Held for Sale	140,066	146,590

Total	$1,266,297	$1,214,850

Depreciation & Amortization
	Three Months Ended March 31,
(In thousands)	2008	2007
Insurance Services	$4,652	$4,154
Screening and Authentication Services	3,947	3,730
Business Services	3,150	4,533
Marketing Services	1,077	1,340
Unallocated & Other (d)	1,998	2,343

Total	$14,824	$16,100

(a)	Corporate and shared expenses benefit all segments and include the following:

	Q1 2008	Q1 2007
Group Centers	$10,856	$11,201
Third-Party Legal, Audit, and Tax Costs	3,718	1,852
Incentive Compensation/ Benefits	6,407	3,162
Other	759	370

Total	$21,740	$16,585

Group centers include functions such as finance, accounting, audit, legal, credentialing, executives, facilities, purchasing, marketing, human resources and select technology costs. Total headcount related to these functions was 183 at March 31, 2008 and 190 at March 31, 2007.

(b)	Stock-based compensation includes the following components:

	Three months ended March 31,
	2008	2007
Stock option expense	$2,333	$3,243
Restricted stock expense	2,920	2,292

Total	$5,253	$5,535

See Note 8 for a more complete description of stock-based compensation.

(c)	The Company has presented analysis above with and with out these items because they represent costs that management excludes in its assessments of operating results. See Note 5 for a description of other operating charges.

(d)	Unallocated & Other includes certain corporate items that are not allocated to the segments.

14. Fair Value Measurement

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our derivative contracts. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008, as required by SFAS 157:

(in thousands)	Level 1	Level 2	Level 3
Assets
Investments	$—	$—	$—
Liabilities
Interest rate swap	$—	$20,053	$—

During the first quarter of 2007, the Company entered into four interest rate swap agreements to receive variable rate interest and pay fixed rate interest of 4.9%. The Company has designated all of these swap agreements as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011.

The fair values of the Company’s interest rate swap agreements are based on quoted market prices for similar liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

15. Employee Benefits

The Company has agreed to provide certain retiree health care and life insurance benefits for a defined group of eligible employees. Health care and life insurance benefits are provided through a trust. The Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of each employee, net of the estimated amount of participant contributions. These postretirement benefit plans are unfunded. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the Company’s expressed intent to increase retiree contributions equal to a percentage of health care costs increases. The Company uses December 31 as the measurement date for these plans. The following table presents the components of the net periodic benefit costs related to these plans:

	Three Months Ended March 31,
(In thousands)	2008	2007
Service cost	$10	$13
Interest cost on accumulated benefit obligation	291	316
Amortization of net gain	(57)	(60)
Amortization of prior service cost	(83)	(29)

Net periodic postretirement benefit expense	$161	$240

Deferred Compensation Plan—ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. The corresponding deferred compensation liability is recorded at the current fair value of the individual’s investment elections and any changes are recorded as expense in the period incurred. As of March 31, 2008 and December 31, 2007, the Company has recorded a liability of $22.5 million and $22.4 million, respectively, which is included in other long-term liabilities in the Condensed Consolidated Balance Sheets (unaudited).

16. New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-2, which delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the condensed consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in condensed consolidated net income on the face of the income statement. It also amends certain of Accounting Research Bulletin No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS 160 may have on our financial statements.

17. Commitments and Contingencies

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

Fresco Litigation. A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco ; and (4) granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. On September 24, 2007, the Court of Appeals issued an Order declining jurisdiction of the Texas Interveners’ Motion to Intervene and finding that it did have jurisdiction to decide permissibility of the preliminary approval Order’s injunction against pursuing related proceedings in other Courts. The Court denied the Fresco Plaintiffs’ Motion to Dismiss and Motion for Sanctions with respect to the Texas Interveners’ Motion to Stay. On October 24, 2007,

the District Court held the final approval hearing on the proposed class action settlement. The Court has not yet issued a ruling. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

In re ChoicePoint Inc. Securities Litigation. On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005, and in the Northern District of Georgia on March 11, 2005, March 22, 2005, and March 24, 2005. By court order, the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3,

2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss.

On January 15, 2008, the Company entered into a Letter of Understanding pursuant to which the parties to the litigation would, subject to notice to the class, court approval and certain other conditions, settle all claims. The Company and the other defendants do not admit to any liability by the Company or such defendants. Under the terms of the Letter of Understanding, the Company will pay $10 million to the plaintiffs, subject to court approval. On March 7, 2008, the parties filed the Stipulation of Settlement and accompanying documents with the United States District Court for the Northern District of Georgia. On March 24, 2008, the court issued an Order preliminarily approving the settlement and setting the Final Fairness Hearing for June 12, 2008. The Company anticipates that the settlement as outlined in the Letter of Understanding will have no effect on the Company’s financial results as the Company had previously reserved funds to pay for the portion of the settlement amount not covered by insurance.

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

On November 21, 2007, a Settlement Agreement was signed by all parties to the litigation and filed with the District Court. Pursuant to the Settlement Agreement, the parties agreed to the following equitable relief: (a) Plan participants will retain the right through December 31, 2010, to diversify freely out of the Company’s matching contribution made in the Company’s common stock; (b) the Company’s matching contribution will be at least 25% for three years; (c) the Company will continue its current investment education program for three years; and (d) the Company will post language on its intranet site for three years that will advise participants to give careful consideration of the benefits of a well-balanced and diversified investment portfolio. In addition, the Company agreed to pay $10,000 to the named plaintiff, attorneys’ fees and costs in the amount of $100,000, costs of settlement notices to the class as well as costs of settlement administration, and costs to retain an independent fiduciary for settlement review and approval on behalf of Plan participants. On December 6, 2007, the Company filed a Joint Motion for Preliminary Approval of the Class Action Settlement with the District Court and on December 11, 2007, the Company filed its Joint Motion to Stay Appeal Pending Review and Approval of Settlement with the District Court. On March 21, 2008, ChoicePoint filed a Joint Motion asking the Eleventh Circuit to remand the Appeal for the limited purpose of the District Court effectuating the Settlement. On March 28, 2008, the Company filed a Joint Motion with the District Court seeking to vacate the dismissal of the litigation and to reinstate the litigation in order to give the Judge jurisdiction to review and approve the settlement. On April 25, 2008, the United States Court of Appeals for the Eleventh Circuit granted our Joint Motion and remanded the Appeal to the District Court for the limited purpose of considering motions for the approval of the settlement of the litigation.

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

Introduction

The Company is a leading provider of identification and credential verification services. The Company provides businesses and non-profit organizations with technology, software, information and marketing services, all intended to help manage economic risks, as well as identify business opportunities. For more information, visit the Company’s Web site at www.choicepoint.com.

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

During 2007, the Company decided to divest its iMap business and i2, the software portion of its former Government Services segment. In connection with the Company’s decision to divest i2, the Company combined the remaining components of its Government Services segment with its Financial and Professional Services segment. This newly-formed segment was renamed the Business Services segment and includes virtually all of the Company’s businesses involved in the sale of non-FCRA regulated public information to customers in all markets, including banking, professional services and government. Prior periods have been reclassified to conform to the current year presentation. Consequently, the results of these discontinued operations for such completed fiscal years are reflected in the Company’s Condensed Condensed Consolidated Statements of Income as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Condensed Consolidated Statements of Cash Flows. As a result, and unless specifically stated, all discussions regarding the three months ended March 31, 2008 and 2007 reflect results only from continuing operations. ChoicePoint’s continuing operations are focused on four primary markets—Insurance Services, Screening and Authentication Services, Business Services and Marketing Services.

On April 23, 2008, the Company entered into an agreement to sell i2 in a cash purchase of $185 million, subject to certain pre-closing and post-closing adjustments based upon the net working capital of i2 at the closing. In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. During the first quarter of 2007, the Company completed the sale of its Bode business, BLJ businesses as well as substantially all of its EquiSearch businesses. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

Proposed Merger with Reed Elsevier

On February 20, 2008, ChoicePoint entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ChoicePoint, Reed Elsevier Group plc (“Reed Elsevier”) and Deuce Acquisition Inc., under which ChoicePoint would be acquired by Reed Elsevier. The transaction has a total value of approximately $4.1 billion, based on an offer of $50.00 per share and the assumption of approximately $600 million of net debt.

On April 16, 2008 at a special meeting of the shareholders of the Company, ChoicePoint shareholders voted to approve the Merger Agreement. More than 99.5 percent of all votes cast were voted in favor of the transaction. The consummation of the transaction remains subject to receipt of required regulatory approval and satisfaction of customary closing conditions as described in the merger agreement.

On April 29, 2008, the Company announced that it and Reed Elsevier have received a request for additional information from the Federal Trade Commission (the “FTC”) regarding the proposed merger between the companies. In addition, the companies have been notified of parallel reviews by the attorneys general of certain states. The FTC information request was issued under notification requirements of the Hart- Scott-Rodino Antitrust Improvements Act of 1976, as amended. The companies intend to cooperate fully and respond expeditiously to the FTC.

Reed Elsevier and the Company submitted a Notice of the proposed transaction to the Committee on Foreign Investment in the United States (“CFIUS”) pursuant to the Exon-Florio provisions of the Defense Production Act of 1950, as amended. On May 2, 2008, the Department of the Treasury, which is reviewing the parties’ Notice on behalf of CFIUS, notified the parties that it would not be able to complete its review of their CFIUS filing by May 5, 2008, which is the expiration date of the Department of Treasury’s 30-day review period. The parties withdrew their Notice on May 5, 2008, and intend to refile in the near future, which will commence another 30-day review period.

We expect that the transaction will close later in the year.

Results of Operations –2008 vs. 2007 Consolidated Comparisons

Revenue

	Three Months Ended March 31,
(In thousands)	2008	2007	Change
Total revenue	$256,446	$244,476	5%
Reimbursable expenses per EITF 01-14	(3,539)	(4,859)

Service revenue	$252,907	$239,617	6%

Total revenue for the first quarter of 2008 increased 5%, or $12.0 million, to $256.4 million compared to the first quarter of 2007, primarily as a result of continued strong growth in the Insurance Services segment, offset by declines in the Marketing Services and Business Services segments. See our discussion of revenues in the segment information below. First quarter consolidated internal revenue, which represents total revenue less incremental revenue from acquisitions, increased 4%, from $239.6 million for 2007 to $248.5 million for 2008 (excluding $4.4 million of incremental acquisition revenue in 2008).

Cost of Revenue

In the first quarter of 2008, cost of revenue was $136.9 million, or 53% of total revenue, consistent with $130.4 million, or 53% of revenue in the same period of 2007. The increase in cost of revenue is primarily due to increased revenue in the Insurance Services segment, offset by decreased revenue in the Marketing Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $60.2 million, or 23% of total revenue, in the first quarter of 2008 from $53.9 million, or 22% of total revenue, in the first quarter of 2007. The increase in selling, general and administrative expenses is primarily due to increased legal and incentive compensation costs, combined with increased costs in our Insurance Services and Screening and Authentication Services segments.

Other Operating Charges

Other operating charges include the following:

	Three Months ended March 31,
(in thousands)	2008	2007
Asset impairments	$486	$279
Transaction-related expenses	2,044	—
Lease abandonment, severance, and other expenses	1,440	311
Fraudulent data access related expense	99	567

Total other operating charges	$4,069	$1,157

The Company recorded other operating charges of $4.1 million ($2.7 million net of taxes) during the first quarter of 2008 that included $2.0 million for transaction-related expenses associated with the Company’s pending sale to Reed Elsevier, and $2.1 million consisting primarily of severance and asset impairment charges.

The Company recorded other operating charges of $1.2 million ($0.7 million net of taxes) during the first quarter of 2007 that included $0.6 million for lease abandonment, severance, and impairment charges associated with the consolidation of facilities, and $0.6 million for third party expenses related to the previously disclosed fraudulent data access incident in 2004.

Operating Income

	Three Months Ended March 31,
(In thousands)	2008	2007	Change
Operating Income	$51,664	$54,106	-5%
Operating Income as a percentage of service revenue	20.4%	22.6%
Operating Income as a percentage of total revenue	20.1%	22.1%

The Company’s operating income for the first quarter of 2008 was $51.7 million compared to $54.1 million for the same period of 2007. Operating income for the three months ended March 31, 2008 includes other operating charges of $4.1 million ($2.7 million net of taxes) that include $2.0 million for transaction-related expenses associated with the Company’s pending sale to Reed Elsevier, and charges of $2.1 million consisting primarily of severance and asset impairment charges.

During the first quarter of 2007, the Company recorded other operating charges of $1.2 million ($0.7 million net of taxes) that include $0.6 million for lease abandonment, severance, and impairment charges associated with the consolidation of facilities, and $0.6 million for third party expenses related to the previously disclosed fraudulent data access.

Interest Expense

Interest expense was $7.7 million for the first quarter of 2008, an increase of $1.4 million from $6.3 million for the first quarter of 2007 due to higher average debt outstanding, which is primarily associated with the Company’s share repurchases throughout 2007.

Income Taxes

ChoicePoint’s effective tax rate was 40.0% for the quarter ended March 31, 2008, compared to 38.1% for the quarter ended March 31, 2007. The increase in the effective tax rate in 2008 is due primarily to the non-deductibility of certain charges incurred in connection with proposed acquisition of ChoicePoint by Reed Elsevier, and the December 31, 2007 expiration of the Federal R&D Tax Credit.

Discontinued Operations

On April 23, 2008, the Company entered into an agreement to sell i2 in a cash purchase of $185 million, subject to certain pre-closing and post-closing adjustments based upon the net working capital of i2 at the closing. In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. During the first quarter of 2007, the Company completed the sale of its Bode business, BLJ businesses as well as substantially all of its EquiSearch businesses for total net proceeds of $27.9 million. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

The following amounts related to the above businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
(In thousands)	2008	2007
Total revenue	$17,388	$27,046

Income (loss) from discontinued operations	$(5,863)	$2,469
Gain (loss) on sale of discontinued operations	60	(381)
Income tax (provision) benefit	2,384	(734)

Income (loss) from discontinued operations, net of taxes	$(3,419)	$1,354

Segment Information

The following table provides additional details of total revenue and operating income included in the Condensed Consolidated Statements of Operations (unaudited):

	Three months ended March 31, 2008		Three months ended March 31, 2007
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$142,686	$72,024	$125,282	$65,179
Screening and Authentication Services	62,319	10,401	61,438	10,067
Business Services	35,887	1,392	35,697	940
Marketing Services
Service revenue	12,015	(1,091)	17,200	1,197
Reimbursable expenses	3,539	—	4,859	—

Total Marketing Services	15,554	(1,091)	22,059	1,197
Corporate and shared (a)	—	(21,740)	—	(16,585)
Stock-based compensation (b)	—	(5,253)	—	(5,535)
Other operating charges (c)	—	(4,069)	—	(1,157)

Totals	$256,446	$51,664	$244,476	$54,106

(a)	Corporate and shared expenses benefit all segments and include the following:

	Q1 2008	Q1 2007
Group Centers	$10,856	$11,201
Third-Party Legal, Audit, and Tax Costs	3,718	1,852
Incentive Compensation/ Benefits	6,407	3,162
Other	759	370

Total	$21,740	$16,585

Group centers include functions such as finance, accounting, audit, legal, credentialing, executives, facilities, purchasing, marketing, human resources and select technology costs. Total headcount related to these functions was 183 at March 31, 2008 and 190 at March 31, 2007.

(b)	Stock-based compensation includes the following components:

	Three months ended March 31,
	2008	2007
Stock option expense	$2,333	$3,243
Restricted stock expense	2,920	2,292

Total	$5,253	$5,535

See Note 8 to the Condensed Consolidated Financial Statements for a more complete description of stock-based compensation.

(c)	The Company has presented analysis above with and with out these items because they represent costs that management excludes in its assessments of operating results. See Note 5 to the Condensed Consolidated Financial Statements for a description of other operating charges.

In the first quarter of 2007, Insurance Services’ total revenue increased 13.9% to $142.7 million, compared to $125.3 million in the first quarter of 2007. Internal revenue growth from the first quarter of 2007 to the first quarter of 2008 of 12.2% excludes $2.1 million of revenue related to an acquisition in the first quarter of 2008. This growth was a result of double-digit internal revenue growth in all three insurance businesses: data services, claims solutions, and our software business.

Operating income increased 10.5% in the Insurance Services group to $72.0 million for the first quarter of 2008, compared to $65.2 million in the first quarter of 2007. Operating profit margin was 50.5% for the first quarter of 2008, compared to 52.0% in the same period of 2007. This decrease is primarily due to changes in product mix and ongoing investments in new product initiatives.

Screening and Authentication Services’ total revenue and internal revenue both increased by 1.4% to $62.3 million in the first quarter of 2008, compared to $61.4 million in the first quarter of 2007. Double-digit internal revenue growth from our occupational health, tenant screening, Bridger, and VitalChek businesses was offset by continued negative internal revenue growth in our employment-related screening business, due primarily to reduced hiring levels by our customers, particularly customers in the retail sector.

Operating income for Screening and Authentication Services for the first quarter of 2008 was $10.4 million, compared to $10.1 million for the same period of 2007. Operating profit margin increased to 16.7% for the first quarter of 2008, from 16.4% in the first quarter of 2007. This increase is primarily due to the impact of the revenue increase discussed above.

Business Services’ total revenue increased by 0.5% to $35.9 million in the first quarter of 2008, compared to $35.7 million in the first quarter of 2007. These results include the impact of our Charles Jones joint venture, which was effective July 1, 2007. Excluding the impact of the Charles Jones joint venture, internal revenue declined 5.8% during the first quarter of 2008, as compared to the same period of the prior year, as we experienced declining revenues, particularly from our on-demand business due diligence products.

Operating income in the Business Services segment was $1.4 million for the first quarter of 2008, compared to $0.9 million for the same period of 2007. Operating profit margin was 3.9% for the first quarter of 2008, compared to 2.6% in the first quarter of 2007, as improved margins in our public records business offset declines in the Charles Jones and BIS business units.

Marketing Services’ first quarter total revenue and internal revenue (which includes all of the Company’s revenue from reimbursable expenses) declined 29% to $15.6 million in 2008 from $22.1 million in 2007. Marketing Services’ service revenue for the first quarter of 2008 declined 30% to $12.0 million from $17.2 million in the first quarter of 2007, primarily due to continued reductions in spending by our customers in the financial services market.

Marketing Services incurred an operating loss of $1.1 million in the first quarter of 2008, compared with operating income of $1.2 million for the same period of 2007. The operating profit margin decline from 7.0% in the first quarter of 2007 to a negative 9.1% in the first quarter of 2008 was due to the revenue decrease from 2007 to 2008.

Corporate and shared expenses for the first quarter of 2008 were $21.7 million, or 8.6 percent of consolidated service revenue, compared to $16.6 million, or 6.9 percent of service revenue, in the first quarter of 2007. The increase in corporate and shared expenses is due to $1.9 million of incremental third party legal costs, and $3.2 million of incremental incentive compensation.

Stock-based compensation expense of $5.3 million ($3.9 million net of taxes) was recorded during the first quarter of 2008. Approximately $0.9 million of stock-based compensation expense is included in cost of revenue, with the remaining $4.4 million of stock-based compensation expense included in selling, general and administrative expenses. These amounts include restricted stock expense of $2.9 million ($1.8 million net of taxes), and stock option expense of $2.3 million ($2.1 million net of taxes). The Company recorded $5.5 million ($4.1 million net of taxes) of stock-based compensation expense in the first quarter of 2007, which includes restricted stock expense of $2.3 million ($1.4 million net of taxes) and stock option expense of $3.2 million ($2.7 million net of taxes).

Cash Flow and Liquidity Review

Liquidity and Capital Resources

The Company’s sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the Credit Facility, the Credit Agreement, and the Receivables Facility as those terms are defined below (see Note 7 to the Condensed Consolidated Financial Statements) and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2008 capital expenditures will be approximately $50 – $60 million. Any material variance of operating results could require us to obtain additional equity or debt financing. In addition, investments in business, products, or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available to us on favorable terms.

The Company uses cash generated to invest in growing the business, to fund acquisitions and operations, and to repay debt. Therefore, no cash dividends have been paid, and we do not anticipate paying any cash dividends on our common stock in the near future. Pursuant to the terms of the Merger Agreement, the Company may not pay dividends on its common stock without the prior written consent of Reed Elsevier. As discussed below, the Company obtained additional long-term financing in January 2008. ChoicePoint may, subject to certain limitations on the incurrence of indebtedness contained in the Merger Agreement, also utilize an existing line of credit for overnight borrowings; however, no such borrowings were outstanding at either March 31, 2008 or December 31, 2007.

In 2006, the Company entered into a $600 million unsecured credit facility (the “Credit Facility”), which is expandable to $750 million. There was $270.0 million outstanding under the Credit Facility at March 31, 2008, and $530.0 million outstanding at December 31, 2007. In addition, approximately $10.5 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At March 31, 2008 there were no borrowings outstanding under the line of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The average interest rate based on the terms of the Credit Facility was 3.3% at March 31, 2008.

On January 14, 2008, the Company entered into a $300 million five-year unsecured Term Loan Credit Agreement (the “Credit Agreement”) with many of the same lenders that are party to the Credit Facility. Fees incurred in connection with the agreement totaled approximately $1.0 million and are being amortized over the term of the agreement. All amounts borrowed under the Credit Agreement were used to repay amounts outstanding under the Credit Facility. There was $292.5 million outstanding under the Credit Agreement at March 31, 2008. ChoicePoint and its material subsidiaries (as defined in the Credit Agreement) that are U.S. subsidiaries are guarantors of the obligations. The Credit Agreement bears interest at either a base rate as defined in the Credit Agreement or LIBOR plus an applicable margin. The applicable margins range from 1.000% to 1.375% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Agreement will mature on January 14, 2013. The average interest rate based on the terms of the Credit Agreement was 4.2% at March 31, 2008.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it may sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company will maintain the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The Receivables Facility permits the advance of up to $125 million on the sale of accounts receivable. Currently, the Receivables Facility is payable in June 2008, but may be extended in one-year terms. Net proceeds from the Receivables Facility were $11.3 million at March 31, 2008, and $80.0 million at December 31, 2007. The average interest rate based on the terms of the Receivables Facility was 4.4% at March 31, 2008.

At March 31, 2008, the Company had $440.7 million of available capacity under the above facilities. Scheduled maturities of long-term debt subsequent to March 31, 2008 are as follows: $11.3 million in 2008, $270.0 million in 2011, and $292.5 million in 2013.

Interest and tax payments totaling $7.4 million were made during the three months ended March 31, 2008.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at March 31, 2008 and December 31, 2007 and it would have recorded additional depreciation expense related to the synthetic leases of approximately $0.8 million ($0.5 million after tax) for the three months ended March 31, 2008 and 2007.

Derivatives

Derivative financial instruments at March 31, 2008 consisted of four interest rate swap agreements entered into to reduce the impact of changes in a benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At March 31, 2008, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties. As of March 31, 2008, the fair value of the outstanding Swap Agreements was a liability of $20.1 million, which is included in the Condensed Consolidated Balance Sheets, and has been recorded net of taxes in accumulated other comprehensive income (loss) in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 (see Note 7 to the Condensed Consolidated Financial Statements).

Summary of Cash Activities

Net cash provided by operating activities increased $6.1 million to $43.9 million for the three months ended March 31, 2008 from $37.8 million for the first quarter of 2007. The increase in net cash provided by operating activities was driven primarily by improved working capital management.

Net cash used by investing activities for the three months ended March 31, 2008 was $19.3 million and included $14.9 million in capital expenditures and $6.2 million for the acquisition of Optimal Decisions Group, offset by $1.8 million net proceeds for the sale of our iMap business. The Company did not invest in any new businesses in the first quarter of 2007. Net cash provided by investing activities of $17.1 million in the first quarter of 2007 included $27.9 million for the sale of businesses, offset by capital expenditures of $10.5 million.

Net cash used in financing activities was $18.6 million during the three months ended March 31, 2008 due primarily to net repayments of $260.0 million under the Credit Facility and $68.7 million under the Receivables Facility, offset by net borrowings of $292.5 million under the Credit Agreement, and $17.1 million in proceeds from the exercise of stock options. During the comparable period of 2007, the Company used net cash in financing activities of $42.9 million that included net borrowings of $35.0 million under the Credit Facility and $10.0 million under the Receivables Facility, and the repurchase of $90.1 million of Company stock.

Critical Accounting Policies

The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”), which require the Company to make estimates and assumptions which may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Condensed Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

Impairment Charges

SFAS No. 142, Goodwill and Other Intangible Assets, requires the testing of intangible assets with indefinite lives and goodwill for impairment at least annually. The Company used a discounted estimated future cash flows methodology to determine the fair value of its intangible assets. In assessing the recoverability of these assets, the Company must make assumptions regarding the estimated discounted future cash flows to determine the estimated fair value of the respective assets. Assumptions critical to the fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) projected average revenue growth rates used in the reporting unit; and (iii) projected long-term growth rates used in the derivation of terminal year values. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

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

Purchase Price Allocation

Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of March 31, 2008, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as estimates and assumptions are finalized (see Note 10 to the Condensed Consolidated Financial Statements). The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Software and Databases Developed for Internal Use

The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is calculated on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstances suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software and database costs, including data purchases, amounted to $2.9 million in the first quarter of 2008 and $3.1 million in the first quarter of 2007.

Postretirement Benefit Obligations

In connection with developing the Company’s projected liabilities for postretirement benefits, management is required to make estimates and assumptions that affect the reported amounts of the liability as of the date of the financial statements and the amount of expense recognized during the period. The liability is developed based on currently available information, estimates of future trends and actuarial assumptions including a discount rate of 6.07% and an initial health care cost trend rate of approximately 9.30% as of December 31, 2007. A 0.25% decrease in the discount rate to 5.82% would result in an increase in the liability of approximately $360,000. A 0.25% increase in the discount rate to 6.32% would result in a decrease in the liability of approximately $350,000. Actual results could differ from these estimates.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R)’s fair value method of measurement for all share-based payment transactions with employees using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As of March 31, 2008, there was approximately $11.4 million in total unrecognized compensation cost related to stock options, $12.8 million related to restricted shares, $5.7 million related to deferred shares, $2.9 million related to phantom shares, and $0.8 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 2.2 years for stock options, 2.2 years for restricted shares, 2.1 years for deferred shares, 2.1 years for phantom shares, and 0.7 years for share equivalent units. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions for future grants could have a significant impact on the amount of stock-based compensation expense.

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-2, which delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. FAS 157-2.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of Accounting Research Bulletin No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS 160 may have on our financial statements.

Fair Value Measurement

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our derivative contracts. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008, as required by SFAS 157:

(in thousands)	Level 1	Level 2	Level 3
Assets
Investments	$—	$—	$—
Liabilities
Interest rate swap	$—	$20,053	$—

During the first quarter of 2007, the Company entered into the Swap Agreements to receive variable rate interest and pay fixed rate interest of 4.9%. The Company has designated all of these Swap Agreements as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. The Swap Agreements that relate to the Company’s synthetic leases mature in January 2012, and the Swap Agreement related to the Credit Facility matures in October 2011.

The fair values of the Swap Agreements are based on quoted market prices for similar liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions.

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the risk that the proposed merger between the Company and a wholly owned subsidiary of Reed Elsevier Group plc will not be consummated within the time frame contemplated by the Company or at all, the results of litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, the continued revenue decline from customers in the sub-prime mortgage lending industry, maintaining our data supply, maintaining secure systems including personal privacy systems, our ability to minimize system interruptions, our ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, privacy matters and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, our ability to continue our long-term business strategy, the implementation of plans to divest the software business of our Government Services segment, including unanticipated losses realized in connection with any such sales, our ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of March 31, 2008. The information below should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

At March 31, 2008, borrowings outstanding under the Credit Facility were $270.0 million, borrowings outstanding under the Credit Agreement were $292.5 million, and borrowings outstanding under the Receivables Facility were $11.3 million. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At March 31, 2008, the Company’s interest rate was 3.3% under the Credit Facility, 4.2% under the Credit Agreement, and 4.4% under the Receivables Facility. At March 31, 2008, $83.9 million was outstanding under the Company’s synthetic lease agreements. At March 31, 2008, the total notional amount under the Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Swap Agreements which relate to the company’s synthetic leases mature in January 2012, and the Swap Agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility.

Based on the Company’s overall interest rate exposure at March 31, 2008, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $3.7 million based on the Company’s current level of borrowings.

Foreign Currency Exchange Rate Risk

The Company is required to translate, or express in U.S. dollars, the assets and liabilities of its foreign subsidiaries that are denominated or measured in foreign currencies at the applicable year-end rate of exchange on the Company’s Condensed Consolidated Balance Sheets. The Company records the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of its shareholders’ equity. Other immaterial foreign currency transaction gains and losses are recorded in the Company’s Condensed Consolidated Statements of Income. The Company has not hedged translational foreign currency exposure.

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies, primarily the British pound. The Company’s operations in the United Kingdom and other foreign countries represented less than 1% of consolidated revenue from continuing operations and less than 4% of total revenue, including discontinued operations, during the three months ended March 31, 2008.

For the three months ended March 31, 2008, a 10% fluctuation in the exchange rate between the U.S. dollar and the British pound would result in a change in revenues of $0.9 million, and a change in net income of $0.3 million.

Item 4.	Controls and Procedures

As required by Securities and Exchange Commission (the “SEC”) rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

Fresco Litigation. A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the Plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the Texas plaintiffs (referenced below) to intervene in Fresco ; and (4) granted an injunction to maintain the status quo, which prohibits the Texas action (referenced below) from moving forward. On May 11, 2007, the Texas intervenors and the putative class members in the Texas case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. The interested parties have submitted briefs to the Court of Appeals responding to this question. On September 24, 2007, the Court of Appeals issued an Order declining jurisdiction of the Texas Interveners’ Motion to Intervene and finding that it did have jurisdiction to decide permissibility of the preliminary approval Order’s injunction against pursuing related proceedings in other Courts. The Court denied the Fresco Plaintiffs’ Motion to Dismiss and Motion for Sanctions with respect to the Texas Interveners’ Motion to Stay. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The Court has not yet issued a ruling. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

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

In re ChoicePoint Inc. Securities Litigation. On March 4, 2005, a purchaser of the Company’s securities filed a lawsuit against the Company and certain of its officers in the United States District Court for the Central District of California. The complaint alleges that the defendants violated federal securities laws by issuing false or misleading information in connection with the fraudulent data access. Additional complaints alleging substantially similar claims have been filed by other purchasers of the Company’s securities in the Central District of California on March 10, 2005, and in the Northern District of Georgia on March 11, 2005, March 22, 2005, and March 24, 2005. By court order, the cases pending in the Central District of California have been transferred to the Northern District of Georgia. By order dated August 5, 2005, the court consolidated each of the pending cases into a single consolidated action, In re ChoicePoint Inc. Securities Litigation, 1:05-CV-00686. A consolidated amended complaint was filed on January 13, 2006, and seeks certification as a class action and unspecified compensatory damages, attorneys’ fees, costs, and other relief. On March 14, 2006, the defendants filed a motion to dismiss the consolidated amended complaint. On November 21, 2006, the court entered an order denying the defendants’ motion to dismiss. Thereafter, defendants moved the court to certify its order for immediate review. The court granted that motion on January 10, 2007. On January 25, 2007, the defendants filed a petition asking the United States Circuit Court of Appeals for the Eleventh Circuit to allow them to appeal on an interlocutory basis. On May 3, 2007, the defendants’ petition was denied. As a result, the District Court re-opened the case. Based on the subsequent U.S. Supreme Court decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd., which requires District Courts to consider competing inferences of scienter rather than just those most favorable to a plaintiff, the Company filed a renewed motion to dismiss.

On January 15, 2008, the Company entered into a Letter of Understanding pursuant to which the parties to the litigation would, subject to notice to the class, court approval and certain other conditions, settle all claims. The Company and the other defendants do not admit to any liability by the Company or such defendants. Under the terms of the Letter of Understanding, the Company will pay $10 million to the plaintiffs, subject to court approval. On March 7, 2008, the parties filed the Stipulation of Settlement and accompanying documents with the United States District Court for the Northern District of Georgia. On March 24, 2008, the court issued an Order preliminarily approving the settlement and setting the Final Fairness Hearing for June 12, 2008. The Company anticipates that the settlement as outlined in the Letter of Understanding will have no effect on the Company’s financial results as the Company had previously reserved funds to pay for the portion of the settlement amount not covered by insurance.

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

On November 21, 2007, a Settlement Agreement was signed by all parties to the litigation and filed with the District Court. Pursuant to the Settlement Agreement, the parties agreed to the following equitable relief: (a) Plan participants will retain the right through December 31, 2010, to diversify freely out of the Company’s matching contribution made in the Company’s common stock; (b) the Company’s matching contribution will be at least 25% for three years; (c) the Company will continue its current investment education program for three years; and (d) the Company will post language on its intranet site for three years that will advise participants to give careful consideration of the benefits of a well-balanced and diversified investment portfolio. In addition, the Company agreed to pay $10,000 to the named plaintiff, attorneys’ fees and costs in the amount of $100,000, costs of settlement notices to the class as well as costs of settlement administration, and costs to retain an independent fiduciary for settlement review and approval on behalf of Plan participants. On December 6, 2007, the Company filed a Joint Motion for Preliminary Approval of the Class Action Settlement with the District Court and on December 11, 2007, the Company filed its Joint Motion to Stay Appeal Pending Review and Approval of Settlement with the District Court. On March 21, 2008, ChoicePoint filed a Joint Motion asking the Eleventh Circuit to remand the Appeal for the limited purpose of the District Court effectuating the Settlement. On March 28, 2008, the Company filed a Joint Motion with the District Court seeking to vacate the dismissal of the litigation and to reinstate the litigation in order to give the Judge jurisdiction to review and approve the settlement. On April 25, 2008, the United States Court of Appeals for the Eleventh Circuit granted our Joint Motion and remanded the Appeal to the District Court for the limited purpose of considering motions for the approval of the settlement of the litigation.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of February 20, 2008, by and amount ChoicePoint Inc., Reed Elsevier Group plc and Deuce Acquisition Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 22, 2008).

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Term Loan Credit Agreement dated as of January 14, 2008, amount the Company and Wachovia Bank, N.A., as Administrative Agent and a lender, US bank, N.A. as Syndication Agent and a lender, and certain other lenders (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.2	Amendment No. 2 to the Employment and Compensation Agreement between the Company and Carol A. DiBattiste dated as of January 31, 2008 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007)*

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC.
(Registrant)

May 8, 2008	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and Chief Executive Officer
(Duly Authorized Officer)

May 8, 2008	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)