Form 10-Q
period 2008-06-30
CHOICEPOINT INC
filed 2008-08-08
CIK 1040596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-13069

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.10 par value per share	68,816,334

CHOICEPOINT INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Total revenue	$240,699	$227,225	$481,591	$449,642
Costs and expenses:
Cost of revenue	124,580	116,162	250,026	232,405
Selling, general and administrative	58,230	52,959	116,666	104,604
Other operating charges (Note 5)	16,438	163	20,195	952

Total costs and expenses	199,248	169,284	386,887	337,961

Operating income	41,451	57,941	94,704	111,681
Interest expense	6,419	6,361	14,088	12,677

Income from continuing operations before income taxes	35,032	51,580	80,616	99,004
Provision for income taxes	15,585	20,495	33,806	38,578

Income from continuing operations	19,447	31,085	46,810	60,426
Gain from discontinued operations, net of taxes (Note 6)	22,554	1,485	18,176	3,066

Net income	$42,001	$32,570	$64,986	$63,492

Earnings per share (Note 8)
Basic:
Income from continuing operations	$0.29	$0.42	$0.70	$0.81
Gain from discontinued operations	0.33	0.02	0.27	0.04

Net income	$0.62	$0.44	$0.97	$0.85

Diluted:
Income from continuing operations	$0.28	$0.41	$0.68	$0.79
Gain from discontinued operations	0.32	0.02	0.26	0.04

Net income	$0.60	$0.43	$0.94	$0.83

Weighted average shares – basic	67,365	74,298	67,078	74,892
Dilutive effect of stock options	2,283	1,554	1,925	1,674

Weighted average shares – diluted	69,648	75,852	69,003	76,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$174,752	$20,189
Accounts receivable, net of allowance for doubtful accounts of $5,524 in 2008 and $6,300 in 2007	222,139	208,226
Income tax receivable	—	7,297
Deferred tax assets	3,406	1,515
Other current assets	32,497	36,168
Assets of businesses held for sale (Note 6)	15,282	146,590

Total current assets	448,076	419,985
Property and equipment, net	43,504	53,210
Goodwill	581,596	584,863
Other acquisition intangible assets, net	50,591	54,663
Deferred tax assets	9,580	26,408
Other assets, net	80,915	75,721

Total assets	$1,214,262	$1,214,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$—	$80,000
Accounts payable	63,300	53,977
Accrued salaries and bonuses	20,327	24,899
Income taxes payable	20,625	11,741
Other current liabilities	109,921	86,474
Liabilities of businesses held for sale (Note 6)	12,415	31,506
Total current liabilities	226,588	288,597
Long-term debt, less current maturities	485,000	530,000
Postretirement benefit obligations	19,753	20,585
Deferred income taxes	1,035	1,036
Other long-term liabilities	37,271	37,940
Total liabilities	769,647	878,158

Minority interest	26,770	26,770
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.10 par value; shares authorized - 400,000; shares issued - 94,457 in 2008 and 93,426 in 2007	9,446	9,343
Paid-in capital	596,184	553,349
Retained earnings	831,743	766,757
Accumulated other comprehensive income, net	1,416	386
Treasury stock, at cost, 27,054 shares in 2008 and 27,037 shares in 2007	(1,020,944)	(1,019,913)

Total shareholders’ equity	417,845	309,922

Total liabilities and shareholders’ equity	$1,214,262	$1,214,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Treasury Stock	Total
Balance, December 31, 2007		$9,343	$553,349	$766,757	$386	$(1,019,913)	$309,922
Net income	$64,986	—	—	64,986	—	—	64,986
derivatives, net of deferred taxes of $139	208	—	—	—	208	—	208
Change in cumulative foreign currency translation adjustment	822	—	—	—	822	—	822

Comprehensive income	$66,016

Restricted and other stock plans, net		22	7,175	—	—	(950)	6,247
Redemption of stock-based awards (Note 8)		—	—	—	—	(92)	(92)
Stock distributed from employee benefit trust		—	—	—	—	11	11
Stock options exercised		81	28,992	—	—	—	29,073
Stock-based compensation expense		—	4,676	—	—	—	4,676
Tax benefit of stock options exercised		—	1,992	—	—	—	1,992

Balance, June 30, 2008		$9,446	$596,184	$831,743	$1,416	$(1,020,944)	$417,845

The accompanying notes are an integral part of this condensed consolidated financial statement.

CHOICEPOINT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$64,986	$63,492
Income from discontinued operations, net of taxes	(18,176)	(3,066)

Income from continuing operations	46,810	60,426
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	28,095	29,851
Non-cash components of other operating charges	2,883	—
Compensation expense recognized under stock-based compensation plans	9,610	10,050
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	(16,182)	(12,116)
Other current assets	2,029	515
Deferred income taxes	18,581	7,395
Estimated income taxes	(1,059)	12,196
Current liabilities, excluding debt and income taxes	21,512	(3,306)
Other long-term liabilities	(1,388)	18

Net cash provided by operating activities - continuing operations	110,891	105,029
Net cash provided by operating activities - discontinued operations	9,933	8,510
Cash flows from investing activities:
Proceeds from the disposition of discontinued operations	171,800	28,598
Acquisitions, net of cash acquired	(9,629)	(583)
Additions to property and equipment	(10,771)	(6,970)
Additions to other assets	(18,970)	(14,215)

Net cash provided by investing activities - continuing operations	132,430	6,830
Net cash used in investing activities - discontinued operations	(3,857)	(2,786)
Cash flows from financing activities:
Borrowings under Credit Facilities	370,000	55,000
Payments on Credit Facilities	(415,000)	(35,000)
Borrowings under Receivables Facility	10,000	55,000
Payments on Receivables Facility	(90,025)	(65,000)
Other debt, net	25	(4)
Debt issuance costs	(992)	—
Settlement of derivatives	—	233
Repurchase of common stock	—	(138,257)
Redemption of stock-based awards	(92)	(13,795)
Purchase of stock held by employee benefit trust, net	—	(5,000)
Tax benefit of stock options exercised	1,992	14,933
Proceeds from exercise of stock options	29,073	14,964

Net cash used in financing activities - continuing operations	(95,019)	(116,926)
Net cash used in financing activities - discontinued operations	—	(5)

Effect of foreign currency exchange rates on cash and cash equivalents - continuing operations	109	80
Effect of foreign currency exchange rates on cash and cash equivalents - discontinued operations	76	200

Net increase in cash and cash equivalents	154,563	932
Cash and cash equivalents, beginning of period	20,189	26,612

Cash and cash equivalents, end of period	$174,752	$27,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHOICEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.	Organization

ChoicePoint Inc. (NYSE: CPS), a Georgia corporation (“ChoicePoint” or the “Company”), is a leading provider of identification and credential verification services for making smarter decisions in a world challenged by increased risks. The Company provides businesses and non-profit organizations with technology, software and information services, all intended to help manage economic risks, as well as identify business opportunities.

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

During the second quarter of 2008, the Company decided to divest its Marketing Services segment. As a result, the Company is reporting the segment as discontinued operations and eliminating the reporting of the Marketing Services segment. Prior periods have been reclassified to conform to the current year presentation. Consequently, the results of these discontinued operations for such completed fiscal years are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Condensed Consolidated Statements of Cash Flows. As a result, and unless specifically stated, all discussions regarding the three months and six months ended June 30, 2008 and 2007 reflect results only from continuing operations. ChoicePoint’s continuing operations are focused on three primary markets—Insurance Services, Screening and Authentication Services and Business Services.

In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. On June 6, 2008, the Company completed the sale of i2 to Silver Lake Sumeru, a leader in private investments in technology, technology-enabled and related growth industries, in a cash purchase of $175.6 million, subject to the finalization of working capital adjustments. On July 9, 2008, the Company sold the Database Solutions portion of the Marketing Services segment to Acxiom Corporation. The Company expects to divest the remaining portion of the Marketing Services segment within the next 12 months. During the first six months of 2007, the Company completed the sale of its Bode business, bankruptcy, lien and judgment records businesses and its EquiSearch businesses. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

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

The Screening and Authentication Services group focuses on employment screenings, tenant screening, vital records and customer enrollment businesses. WorkPlace Solutions background screening products include instant on-line solutions, as well as comprehensive employment and background checks, drug testing and tenant screening. Many customers utilize ChoicePoint’s National Criminal File, a comprehensive database of criminal files that includes criminal conviction records across all 50 states. Formed in 2006, this segment now offers vendor screening, a one-stop solution that helps organizations manage risk and compliance requirements with third-party vendors. Other businesses in this segment include

VitalChek®, an on-line service that enables consumers to order vital records, such as birth certificates, marriage licenses and death certificates over the Internet or telephone using credit cards.

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

On April 16, 2008 at a special meeting of the shareholders of the Company, ChoicePoint shareholders overwhelmingly voted to approve the Merger Agreement. The consummation of the transaction remains subject to receipt of required regulatory approval and satisfaction of customary closing conditions as described in the Merger Agreement.

On April 29, 2008, the Company announced that it and Reed Elsevier had received a request for additional information from the Federal Trade Commission (the “FTC”) regarding the proposed merger between the companies. In addition, the companies have been notified of parallel reviews by the attorneys general of certain states. The FTC information request was issued under notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The companies intend to cooperate fully and respond expeditiously to the FTC and the attorneys general. It is expected that the transaction will close later in the year.

Reed Elsevier and the Company submitted a Notice of the proposed transaction to the Committee on Foreign Investment in the United States (“CFIUS”) pursuant to the Exon-Florio provisions of the Defense Production Act of 1950, as amended. After being informed by the Department of the Treasury that CFIUS would not be able to complete its review within the review period allotted, the parties withdrew their Notice on May 5, 2008, and refiled on May 7, 2008. After consultation with the Department of Treasury, the parties again withdrew the Notice on July 18, 2008 and refiled on July 21, 2008.

2.	Basis of Presentation

The condensed consolidated financial statements include the accounts of ChoicePoint and its subsidiaries. All material transactions and balances between entities included in the condensed consolidated financial statements have been eliminated. The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of ChoicePoint as of June 30, 2008, the results of operations for the three months and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The adjustments have been of a normal recurring nature.

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

Revenue—ChoicePoint recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer and collectibility is reasonably assured. The Company reduces revenue for estimated volume discounts and other allowances. The Company also records deferred revenue primarily related to payments received in advance of revenue being earned under software licensing, maintenance and support and other contractual agreements. Deferred revenue included in other current liabilities totaled $27.6 million as of June 30, 2008 and $29.9 million as of December 31, 2007. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our major business lines and for multiple-element arrangements:

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

Pass-Through Expense—The Company records certain revenue on a net basis since it has in essence “earned a commission or fee” for arranging the delivery of a service ordered by a customer from a specified vendor and is not the primary obligor under the provisions of EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Motor vehicle records registry revenue (the fee charged by states for motor vehicle records) and other fixed costs that are passed on by ChoicePoint to its customers (“pass-through expense”) are excluded from revenue and recorded as a reduction to cost of revenue in the Condensed Consolidated Financial Statements. The incidental fee charged by ChoicePoint to provide this delivery service is reported as revenue. For the three months ended June 30, pass-through expense was $214.1 million in 2008 and $208.2 million in 2007. For the six months ended June 30, pass-through expense was $430.6 million in 2008 and $422.4 million in 2007.

Reimbursable Expenses—Prior to the Company’s decision to divest certain businesses, as discussed in Note 6, certain reimbursed out-of-pocket expenses included in the Marketing Services segment were presented on a gross basis as revenues and expenses, labeled “Reimbursable Expenses”. These expenses are fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”). These revenues and expenses are included in discontinued operations for the three months and six months ended June 30, 2008 and 2007.

Income Taxes—ChoicePoint’s effective tax rate was 44.5% for the quarter ended June 30, 2008 and 41.9% for the six months ended June 30, 2008, compared to 39.7% for the quarter ended June 30, 2007 and 39.0% for the six months ended June 30, 2007. The increase in the effective tax rate in 2008 is due primarily to the non-deductibility of certain charges incurred in connection with the proposed acquisition of ChoicePoint by Reed Elsevier. At June 30, 2008, accrued income taxes increased to $20.6 million from $11.7 million at December 31, 2007, due to the tax provision for the six months ended June 30, 2008 and the timing of tax payments.

5.	Other Operating Charges

Other operating charges include the following:

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Asset impairments	$1,584	$—	$2,070	$—
Transaction-related expenses	11,785	—	13,786	—
Lease abandonment, severance, and other expenses	3,059	1,664	4,230	1,886
Fraudulent data access related expense (benefit)	10	(1,501)	109	(934)

Total other operating charges	$16,438	$163	$20,195	$952

The Company recorded other operating charges of $20.2 million ($14.4 million net of taxes) during the first six months of 2008, that included $13.8 million for transaction-related expenses associated with the Company’s pending sale to Reed Elsevier, and $6.4 million consisting primarily of lease abandonment, severance and asset impairment charges.

The Company recorded other operating charges of $1.0 million ($0.6 million net of taxes) during the first six months of 2007 that included $1.9 million for lease abandonment and severance associated with the consolidation of facilities, and a net benefit of $0.9 million due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

As of June 30, 2008, $19.4 million was accrued for obligations related to the above charges incurred to date that includes $3.2 million for legal and other fees associated with the fraudulent data access, and $16.2 million related to severance, lease abandonment, and transaction-related costs. The Company periodically evaluates whether its staffing levels are appropriate considering current operating results and economic conditions. Additional severance and related charges may be incurred in the future as a result of these evaluations.

6.	Discontinued Operations

Marketing Services Segment Divestiture - During the second quarter of 2008, the Company decided to divest its Marketing Services segment. As a result, the Company is reporting the segment as discontinued operations and eliminating the reporting of the Marketing Services segment. In connection with the divestiture decision, the Company recorded a pre-tax charge of $17.1 million to record the Marketing Services segment assets at their currently estimated fair value less costs to sell. On July 9, 2008, the Company sold the Database Solutions portion of this segment to Acxiom Corporation. The Company expects to divest the remaining portion of the segment within the next 12 months. In connection with the divestiture, the Company currently estimates it will incur severance and related costs of approximately $3 million during the second half of 2008.

On June 6, 2008, the Company completed the sale of i2 to Silver Lake Sumeru, a leader in private investments in technology, technology-enabled and related growth industries, in a cash purchase of $175.6 million, subject to the finalization of working capital adjustments. In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. During the first six months of 2007, the Company completed the sale of its Bode business, its BLJ businesses and its EquiSearch businesses for total net proceeds of $28.6 million. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

The following amounts related to the above businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service revenue	$20,264	$36,797	$49,667	$81,043
Reimbursable expenses (a)	4,174	5,412	7,713	10,271

Total revenue	$24,438	$42,209	$57,380	$91,314
Income (loss) from discontinued operations	$(17,715)	$1,674	$(25,167)	$4,509
Gain (loss) on sale of discontinued operations	54,953	137	55,013	(244)
Income tax provision	(14,684)	(326)	(11,670)	(1,199)

Income from discontinued operations, net of taxes	$22,554	$1,485	$18,176	$3,066

(a)	Reimbursable expenses represent out-of-pocket expenses fully reimbursed by ChoicePoint’s customers and recorded as revenues and expenses in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.”

At June 30, 2008, the Company has classified certain assets and liabilities associated with the discontinued operations as assets of businesses held for sale and liabilities of businesses held for sale in the Condensed Consolidated Balance Sheets in accordance with the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The following table details the components of the assets and liabilities of businesses held for sale at June 30, 2008 (in thousands):

Accounts receivable, net of allowance for doubtful accounts of $170	$6,756
Other current assets	2,026
Property and equipment, net	6,500

Total assets of businesses held for sale	15,282
Accounts payable	2,116
Accrued salaries and bonuses	1,059
Other current liabilities	9,240

Total liabilities of businesses held for sale	12,415

Total net assets of businesses held for sale	$2,867

7.	Debt and Other Financing

In 2006, the Company entered into a $600 million unsecured credit facility (the “Credit Facility”), which is expandable to $750 million. There was $200.0 million outstanding under the Credit Facility at June 30, 2008, and $530.0 million outstanding at December 31, 2007. In addition, approximately $10.5 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At June 30, 2008 there were no borrowings outstanding under the line of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The average interest rate based on the terms of the Credit Facility was 3.3% at June 30, 2008.

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

On January 14, 2008, the Company entered into a $300 million five-year unsecured Term Loan Credit Agreement (the “Credit Agreement”) with many of the same lenders that are party to the Credit Facility. Fees incurred in connection with the agreement totaled approximately $1.0 million, and are being amortized over the term of the agreement. All amounts borrowed under the Credit Agreement were used to repay amounts outstanding under the Company’s existing Credit Facility. There was $285.0 million outstanding under the Credit Agreement at June 30, 2008. ChoicePoint and its material subsidiaries (as defined in the Credit Agreement) that are U.S. subsidiaries are guarantors of the obligations. The Credit Agreement bears interest at either a base rate as defined in the Credit Agreement or LIBOR plus an applicable margin. The applicable margins range from 1.000% to 1.375% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Agreement contains covenants customary for this type of facility and the loans made under the Credit Agreement will mature on January 14, 2013. The average interest rate based on the terms of the Credit Agreement was 3.8% at June 30, 2008.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it could sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company maintained the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables were collected. The Receivables Facility permitted the advance of up to $125 million on the sale of accounts receivable. The Receivables Facility expired in June 2008 in accordance with the terms of the agreement, and net proceeds were fully paid prior to the expiration of the facility. Net proceeds from the Receivables Facility were $80.0 million at December 31, 2007.

At June 30, 2008, the Company had $389.5 million of available capacity under the above facilities. Scheduled maturities of long-term debt subsequent to June 30, 2008 are as follows: $200.0 million in 2011 and $285.0 million in 2013.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at June 30, 2008 and December 31, 2007 and it would have recorded additional depreciation expense related to the synthetic leases of approximately $0.8 million ($0.5 million after tax) for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the Company would have recorded additional depreciation expense of approximately $1.6 million ($1.0 million after tax), and $1.6 million ($1.0 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivative financial instruments at June 30, 2008 consist of four interest rate swap agreements entered into to reduce the impact of changes in a benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At June 30, 2008, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties. As of June 30, 2008, the fair value of the outstanding interest rate swap agreements was a liability of $9.2 million, which is included in the Condensed Consolidated Balance Sheet, and has been recorded net of taxes in accumulated other comprehensive income in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138.

8.	Earnings Per Share and Stock-Based Compensation

Earnings Per Share—The Company has computed basic and diluted earnings per share using the treasury stock method. For the three months ended June 30, 2008 all options outstanding were included in the computation of diluted earnings per share because the exercise prices of the options were less than the average market price of the Company’s common stock during the quarter. For the three months ended June 30, 2007, options outstanding to purchase approximately 3.3 million shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Company’s common stock during the applicable quarter, and the effect of including them in such computation would be anti-dilutive. For the six months ended June 30, 2008 and 2007, options outstanding to purchase approximately 1.8 million and 3.3 million shares of common stock respectively, were not included in the computation of diluted earnings per share.

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

A summary of changes in all outstanding options, the weighted average exercise price per share, the weighted average remaining contractual term, and the aggregate intrinsic value as of June 30, 2008 and changes during the six months then ended is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2007	9,894	$34.95
Granted	—	—
Canceled/forfeited	(222)	40.18
Exercised	(809)	36.11

Outstanding, June 30, 2008	8,863	$34.71	4.0	$119,572
Vested and expected to vest, June 30, 2008	8,785	$34.67	4.0	$118,844
Exercisable, June 30, 2008	5,747	$31.60	3.5	$95,414

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$13.836 – $ 18.448	816	0.6	$13.95	816	$13.95
$18.449 – $ 23.060	690	1.6	19.09	690	19.09
$23.061 – $ 27.672	977	2.6	26.00	977	26.00
$27.673 – $ 36.896	1,027	4.4	33.38	560	33.23
$36.897 – $ 44.264	3,539	4.7	39.58	2,009	40.34
$44.265 – $ 46.120	1,814	5.7	45.93	695	46.01

	8,863		$34.71	5,747	$31.60

The aggregate intrinsic value of options exercised during the quarter ended June 30 was $4.0 million in 2008 and $3.5 million in 2007. For the six months ended June 30, the intrinsic value of options exercised was $8.8 million in 2008 and $41.0 million in 2007.

Other Stock-Based Awards—On a periodic basis, certain key officers, employees, and directors of the Company are granted restricted shares under the above plans. During the six months ended June 30, 2008, 228,950 shares were awarded with a weighted average market value at the date of grant of $33.75 per share. During the same period of 2007, 173,100 shares were awarded with a weighted average market value per share of $38.95. Also on a periodic basis, certain key officers are awarded deferred shares under the above plans. No deferred shares were granted during the first six months of 2008 or 2007. Upon initial election to the board of directors, and then annually, each non-employee director of the Company receives an award of share equivalent units. Additionally, certain key employees may be granted share equivalent units under the above plans. During the six months ended June 30, 2007, 32,240 share equivalent units were granted to certain key employees at market value on the date of grant of $38.27 per unit. No share equivalent units were granted during the first six months of 2008. The market value of the restricted shares, deferred shares and share equivalent units is being charged to expense over the vesting periods through February 2011. The pre-tax compensation cost charged against income for these awards was $2.0 million ($1.2 million net of tax) during the second quarter of 2008, and $1.7 million ($1.0 million net of tax) during the second quarter of 2007. For the six months ended June 30, pre-tax compensation cost charged against income was $4.5 million in 2008 and $3.5 million in 2007.

Additionally, on a periodic basis, certain key officers are granted phantom shares under the ChoicePoint Inc. Deferred Compensation Plan. During the six months ended June 30, 2007, 117,000 shares were awarded with a weighted average market value at the date of grant of $39.04 per share. The market value of the phantom shares is being charged to expense over the vesting periods through February 2010. The pre-tax compensation cost charged against income for these awards was $0.4 million for each of the three months ended June 30, 2008 and 2007. Pre-tax compensation cost charged against income for these awards for the six months ended June 30, 2008 and 2007 was $0.8 million and $0.6 million respectively. No phantom shares were granted during the first six months of 2008.

A summary of the beginning and ending balance of the Company’s restricted shares, deferred shares, phantom shares, and share equivalent units as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

	Shares/Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2007	966,189	$40.94
Granted	228,950	33.75
Vested	(104,542)	43.69
Forfeited	(27,400)	40.38

Balance at June 30, 2008	1,063,197	$39.14

The fair value of shares vested during the quarter ended June 30 was $0.4 million in 2008 and $0.8 million in 2007. For the six months ended June 30, the fair value of shares vested was $3.7 million in 2008 and $2.2 million in 2007.

As of June 30, 2008, there was approximately $10.9 million in total unrecognized compensation cost related to restricted shares, $5.1 million related to deferred shares, $2.5 million related to phantom shares, and $0.6 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 2.0 years for restricted shares, 1.8 years for deferred shares, 1.8 years for phantom shares, and 1.0 year for share equivalent units.

A summary of the expense recognized for stock options and other stock-based awards during the three months and six months ended June 30, 2008 and 2007, is presented below (in thousands):

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation
Cost of revenue	$799	$—	$799	$907	$—	$907
Selling, general and administrative expenses	1,360	2,384	3,744	2,018	2,052	4,070

Total expense	$2,159	$2,384	$4,543	$2,925	$2,052	$4,977

Expense, net of tax	$1,838	$1,442	$3,280	$2,483	$1,273	$3,756

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation	Stock Options	Other Stock-Based Awards	Total Stock-Based Compensation
Cost of revenue	$1,616	$—	$1,616	$1,841	$—	$1,841
Selling, general and administrative expenses	2,752	5,242	7,994	4,097	4,113	8,210

Total expense	$4,368	$5,242	$9,610	$5,938	$4,113	$10,051

Expense, net of tax	$3,751	$3,172	$6,923	$4,906	$2,550	$7,456

Under ChoicePoint’s stock incentive plans, employees may surrender stock-based awards or shares of the Company’s common stock to the Company in payment of minimum tax obligations due upon the exercise of options or upon the vesting of grants of other stock based awards. During the six months ended June 30, 2007, employees surrendered 341,224 options, respectively, upon the exercise of stock options in payment of such minimum tax obligations. No such options were surrendered during the six months ended June 30, 2008. Additionally, during the six months ended June 30, 2008 and 2007, employees surrendered 2,031 and 14,832 shares, respectively, to the Company upon the vesting of restricted shares in payment of such minimum tax obligations. The value of the awards was based on the market price on the date of surrender for an aggregate value of $93,000 or $45.65 per share, for the six months ended June 30, 2008 and $13.8 million, or $38.75 per share, for the six months ended June 30, 2007.

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

As of June 30, 2008, there was approximately $9.4 million in total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted average period of 2.0 years.

9.	Comprehensive Income

Comprehensive income and its components are presented in the Condensed Consolidated Statements of Shareholders’ Equity (unaudited). Accumulated other comprehensive income consisted of the following:

(In thousands)	June 30, 2008	December 31, 2007
Cumulative foreign currency translation adjustment	$3,712	$2,890
Cash flow hedges	(5,446)	(5,654)
Deferred postretirement gain	3,071	3,071
Other	79	79

Total	$1,416	$386

10.	Acquisition

In the first quarter of 2008, the Company acquired Optimal Decisions Group, a firm that develops and deploys advanced analytics and software to the insurance industry. The total purchase price of the acquisition was $11 million ($6.2 million net of cash acquired). In addition, a working capital adjustment to the purchase price is expected later in 2008. Goodwill of $6.4 million was allocated to the Insurance Services segment. The allocation of purchase price to the assets and liabilities of the acquisition is preliminary and subject to change based on the acquired asset valuations. The pro forma effect of this acquisition is not material to the condensed consolidated financial statements.

The Company did not acquire any businesses during the first six months of 2007. As of June 30, 2008, ChoicePoint has approximately $0.2 million accrued for transaction-related costs, including legal and audit costs related to the 2008 and prior acquisitions.

11.	Goodwill and Intangible Assets

A summary of the change in goodwill during the six months ended June 30, 2008, is as follows:

(In thousands)	December 31, 2007	Acquisitions and Adjustments		Other Changes		June 30, 2008
Insurance Services	$89,511	$6,374	(a)	$523		$96,408
Screening and Authentication Services	320,314	2,850		—		323,164
Business Services	161,061	597		366		162,024
Marketing Services	13,977	—		(13,977	)(b)	—

Total	$584,863	$9,821		$(13,088)		$581,596

(a)	This amount represents the acquisition of Optimal Decisions Group, which was acquired in January 2008.

(b)	Represents goodwill impairment in connection with discontinued operations (Note 6).

As of June 30, 2008 and December 31, 2007, the Company’s other acquisition intangible assets and accumulated amortization consisted of the following:

	As of June 30, 2008			As of December 31, 2007
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$33,600	$(22,801)	$10,799	$40,578	$(26,301)	$14,277
Purchased data files	18,500	(4,401)	14,099	18,280	(3,669)	14,611
Software	29,437	(18,229)	11,208	27,913	(17,807)	10,106
Non-compete agreements	12,517	(10,007)	2,510	11,917	(8,405)	3,512
Trademarks/trade names	11,600	—	11,600	11,600	—	11,600
Other intangible assets	688	(313)	375	8,688	(8,131)	557

Total	$106,342	$(55,751)	$50,591	$118,976	$(64,313)	$54,663

The Company recorded amortization expense related to these other acquisition intangibles excluding indefinite life assets such as trademarks/trade names for the six months ended June 30, 2008 of $5.0 million, compared to $5.4 million for the comparable period of 2007. Estimated full-year amortization expense for the next five years is $9.3 million for 2008, $7.9 million for 2009, $6.3 million for 2010, $3.9 million for 2011 and $2.4 million for 2012.

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

The Company did not repurchase any shares of its common stock during the first or second quarters of 2008. Since the inception of the stock buyback program, the Company has repurchased a total of 25.5 million shares for $982.5 million, leaving $342.5 million available for repurchase in the program as of June 30, 2008.

13.	Segment Disclosures

As previously indicated, during 2007 the Company decided to divest its iMap and i2 businesses. In connection with this decision in 2007, the Company combined the remaining components of its Government Services segment with its Financial and Professional Services Segment. This newly formed segment has been renamed the Business Services Segment and now includes virtually all of the Company’s businesses involved in the sale of non-FCRA regulated public information to customers in all markets, including banking, professional services and government.

During the second quarter of 2008, the Company decided to divest its Marketing Services segment. As a result, the Company is reporting the segment as discontinued operations and eliminating the reporting of the Marketing Services segment. Prior periods have been reclassified to conform to the current year presentation.

ChoicePoint’s continuing operations are focused on three primary markets—Insurance Services, Screening and Authentication Services and Business Services that constitute its three reportable segments. Management evaluates the performance of its segments exclusive of other operating charges (Note 5). Sales and transfers between segments are generally accounted for at cost plus a reasonable profit; the effects of inter-segment sales are immaterial to the computation of segment profit. See Note 1 for a description of each reportable segment.

Revenues and operating income for the three months and six months ending June 30, 2008 and 2007 for the three segments are presented below.

	Three months ended June 30, 2008		Three months ended June 30, 2007
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$141,307	$69,440	$125,185	$62,726
Screening and Authentication Services	65,940	13,071	65,881	12,714
Business Services	33,452	(419)	36,159	2,918
Corporate and shared (a)	—	(19,660)	—	(15,277)
Stock-based compensation (b)	—	(4,543)	—	(4,977)
Other operating charges (c)	—	(16,438)	—	(163)

Totals	$240,699	$41,451	$227,225	$57,941

	Six months ended June 30, 2008		Six months ended June 30, 2007
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$283,993	$141,464	$250,467	$127,906
Screening and Authentication Services	128,259	23,472	127,319	22,781
Business Services	69,339	973	71,856	3,858
Corporate and shared (a)	—	(41,400)	—	(31,862)
Stock-based compensation (b)	—	(9,610)	—	(10,050)
Other operating charges (c)	—	(20,195)	—	(952)

Totals	$481,591	$94,704	$449,642	$111,681

Assets

(In thousands)	June 30, 2008	December 31, 2007
Insurance Services	$321,339	$235,415
Screening and Authentication Services	375,420	371,306
Business Services	269,079	283,713
Marketing Services (e)	—	76,977
Unallocated & Other (d)	233,142	100,849
Assets Held for Sale	15,282	146,590

Total	$1,214,262	$1,214,850

Depreciation & Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Insurance Services	$5,105	$4,657	$9,757	$8,812
Screening and Authentication Services	3,953	3,979	7,900	7,709
Business Services	3,174	4,328	6,324	8,861
Unallocated & Other (d)	2,117	2,127	4,114	4,469

Total	$14,349	$15,091	$28,095	$29,851

(a)	Corporate and shared expenses benefit all segments and include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Group Centers	$10,303	$11,812	$21,159	$23,012
Third-Party Legal, Audit, and Tax Costs	4,640	1,700	8,358	3,552
Incentive Compensation/ Benefits	4,583	1,155	10,990	4,317
Other	134	610	893	981

Total	$19,660	$15,277	$41,400	$31,862

Group centers include functions such as finance, accounting, audit, legal, credentialing, executives, facilities, purchasing, marketing, human resources and select technology costs. Total headcount related to these functions was 175 at June 30, 2008 and 192 at June 30, 2007.

(b)	Stock-based compensation includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock option expense	$2,159	$2,925	$4,368	$5,938
Restricted stock expense	2,384	2,052	5,242	4,113

Total	$4,543	$4,977	$9,610	$10,051

See Note 8 for a more complete description of stock-based compensation.

(c)	The Company has presented analysis above with and with out these items because they represent costs that management excludes in its assessments of operating results. See Note 5 for a description of other operating charges.

(d)	Unallocated & Other includes certain corporate items that are not allocated to the segments.

(e)	See Note 6 to the Condensed Consolidated Financial Statements. At December 31, 2007, assets related to discontinued operations were $146,590.

14.	Fair Value Measurement

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our derivative contracts discussed in Note 7. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008, as required by SFAS 157:

(in thousands)	Level 1	Level 2	Level 3
Assets
Investments	$—	$—	$—
Liabilities
Interest rate swap	$—	$9,246	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$10	$13	$21	$25
Interest cost on accumulated benefit obligation	291	316	582	632
Amortization of net gain	(57)	(60)	(114)	(119)
Amortization of prior service cost	(83)	(29)	(166)	(57)

Net periodic postretirement benefit expense	$161	$240	$323	$481

Deferred Compensation Plan—ChoicePoint offers deferred compensation plans to directors and certain officers of the Company. Under these plans, amounts earned by an officer or director may be deferred and credited with gains and losses based upon four different investment alternatives, including ChoicePoint common stock. The corresponding deferred compensation liability is recorded at the current fair value of the individual’s investment elections and any changes are recorded as expense in the period incurred. As of June 30, 2008 and December 31, 2007, the Company has recorded a liability of $22.6 million and $22.4 million, respectively, which is included in other long-term liabilities in the Condensed Consolidated Balance Sheets (unaudited).

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the condensed consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in condensed consolidated net income on the face of the income statement. It also amends certain of Accounting Research Bulletin No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating the effects that SFAS 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

17.	Commitments and Contingencies

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

Fresco Litigation. A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the plaintiffs in the Taylor case referenced below (collectively, the “Texas Interveners”) to intervene in Fresco; and (4) granted an injunction to maintain the status quo, which prohibits the Taylor case referenced below from moving forward. On May 11, 2007, the Texas Interveners and the putative class members in the Taylor case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. On September 24, 2007, the Court of Appeals issued an Order declining jurisdiction of the Texas Interveners’ Motion to Intervene and finding that it did have jurisdiction to decide permissibility of the preliminary approval Order’s injunction against pursuing related proceedings in other Courts. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The District Court has not yet issued a ruling. The Court of Appeals has scheduled for September 25, 2008, oral argument for the Texas Interveners’ appeal of the District Court’s denial of plaintiffs’ motion to intervene and its inclusion of the injunction to maintain the status quo. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

Taylor Litigation. On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas, Taylor v. Acxiom Corporation, on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000, through the date of judgment. The plaintiffs also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

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

FTC and State Attorneys General Investigations. In February 2006, the Company reached a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access that occurred in 2004. The settlement requires, among other things, that the Company obtain, every two years until 2026, an assessment from a qualified, independent third-party professional to ensure that the Company’s information security program meets the standards of the settlement. On February 20, 2008, the Company received a letter from the FTC notifying the Company that after reviewing ChoicePoint’s 180-day Report submitted pursuant to the settlement order, the Enforcement Division of the FTC was not recommending any enforcement action to the FTC. Effective June 5, 2007, the Company also entered into an Assurance of Voluntary Compliance and Discontinuance with the Attorneys General of 43 states and the District of Columbia.

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

On January 15, 2008, the Company entered into a Letter of Understanding pursuant to which the parties to the litigation would, subject to notice to the class, court approval and certain other conditions, settle all claims. The Company and the other defendants do not admit to any liability by the Company or such defendants. Under the terms of the Letter of Understanding, the Company will pay $10 million to the plaintiffs, subject to court approval. On March 7, 2008, the parties filed the Stipulation of Settlement and accompanying documents with the United States District Court for the Northern District of Georgia. On March 24, 2008, the court issued an Order preliminarily approving the settlement. On

July 21, 2008, the court issued a Final Judgment and Order of Dismissal with Prejudice, approving the terms of the settlement and dismissing the litigation with prejudice. The Company anticipates that the settlement will have no effect on the Company’s financial results, as the Company had previously reserved funds to pay for the portion of the settlement amount not covered by insurance.

Mellott Litigation. On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of the Company’s stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a motion for reconsideration, which was denied on June 18, 2007. On July 12, 2007, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, which was docketed on July 16, 2007.

On November 21, 2007, a Settlement Agreement was signed by all parties to the litigation and filed with the District Court. Pursuant to the Settlement Agreement, the parties agreed to the following equitable relief: (a) Plan participants will retain the right through December 31, 2010, to diversify freely out of the Company’s matching contribution made in the Company’s common stock; (b) the Company’s matching contribution will be at least 25% for three years; (c) the Company will continue its current investment education program for three years; and (d) the Company will post language on its intranet site for three years that will advise participants to give careful consideration of the benefits of a well-balanced and diversified investment portfolio. In addition, the Company agreed to pay $10,000 to the named plaintiff, attorneys’ fees and costs in the amount of $100,000, costs of settlement notices to the class as well as costs of settlement administration, and costs to retain an independent fiduciary for settlement review and approval on behalf of Plan participants. On December 6, 2007, the Company filed a Joint Motion for Preliminary Approval of the Class Action Settlement with the District Court and on December 11, 2007, the Company filed its Joint Motion to Stay Appeal Pending Review and Approval of Settlement with the District Court. On March 21, 2008, ChoicePoint filed a Joint Motion asking the Eleventh Circuit to remand the Appeal for the limited purpose of the District Court effectuating the Settlement. On March 28, 2008, the Company filed a Joint Motion with the District Court seeking to vacate the dismissal of the litigation and to reinstate the litigation in order to give the Judge jurisdiction to review and approve the settlement. On April 28, 2008, the United States Court of Appeals for the Eleventh Circuit granted our Joint Motion and remanded the Appeal to the District Court for the limited purpose of considering motions for the approval of the settlement of the litigation. On June 12, 2008, the District Court approved the settlement of this litigation. The Final Fairness Hearing is set for September 15, 2008.

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

Introduction

The Company is a leading provider of identification and credential verification services. The Company provides businesses and non-profit organizations with technology, software and information services, all intended to help manage economic risks, as well as identify business opportunities. For more information, visit the Company’s Web site at www.choicepoint.com.

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

During the second quarter of 2008, the Company decided to divest its Marketing Services segment. As a result, the Company is reporting the segment as discontinued operations and eliminating the reporting of the Marketing Services segment. Prior periods have been reclassified to conform to the current year presentation. Consequently, the results of these discontinued operations for such completed fiscal years are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations. Cash flows related to discontinued operations are stated separately from cash flows related to continuing operations by category in the Condensed Consolidated Statements of Cash Flows. As a result, and unless specifically stated, all discussions regarding the three months and six months ended June 30, 2008 and 2007 reflect results only from continuing operations. ChoicePoint’s continuing operations are focused on three primary markets—Insurance Services, Screening and Authentication Services and Business Services.

In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. On June 10, 2008, the Company completed the sale of i2 to Silver Lake Sumeru, a leader in private investments in technology, technology-enabled and related growth industries, in a cash purchase of $175.6 million, subject to the finalization of working capital adjustments. On July 9, 2008, the Company sold the Database Solutions portion of the Marketing Services segment to Acxiom Corporation. The Company expects to divest the remaining portion of the Marketing Services segment within the next 12 months. During the first six months of 2007, the Company completed the sale of its Bode business, bankruptcy, lien and judgment records (“BLJ”) businesses and its EquiSearch businesses. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

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

On April 16, 2008 at a special meeting of the shareholders of the Company, ChoicePoint shareholders overwhelmingly voted to approve the Merger Agreement. The consummation of the transaction remains subject to receipt of required regulatory approval and satisfaction of customary closing conditions as described in the Merger Agreement.

On April 29, 2008, the Company announced that it and Reed Elsevier had received a request for additional information from the Federal Trade Commission (the “FTC”) regarding the proposed merger between the companies. In addition, the companies have been notified of parallel reviews by the attorneys general of certain states. The FTC information request was issued under notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The companies intend to cooperate fully and respond expeditiously to the FTC and the attorneys general. It is expected that the transaction will close later in the year.

Reed Elsevier and the Company submitted a Notice of the proposed transaction to the Committee on Foreign Investment in the United States (“CFIUS”) pursuant to the Exon-Florio provisions of the Defense Production Act of 1950, as amended. After being informed by the Department of the Treasury that CFIUS would not be able to complete its review within the review period allotted, the parties withdrew their Notice on May 5, 2008, and refiled on May 7, 2008. After consultation with the Department of Treasury, the parties again withdrew the Notice on July 18, 2008 and refiled on July 21, 2008.

Results of Operations –2008 vs. 2007 Consolidated Comparisons

Revenue

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Total revenue	$240,699	$227,225	6%	$481,591	$449,642	7%

Total revenue for the second quarter of 2008 increased 6%, or $13.5 million, to $240.7 million compared to the second quarter of 2007. For the first six months of 2008, total revenue increased 7% to $481.6 million in 2008 from $449.6 million in 2007. The increase in total revenue for the three months and six months ended June 30, 2008 compared to the same periods of 2007 is primarily as a result of continued strong growth in the Insurance Services segment, offset by declines in the Business Services segment. See our discussion of revenues in the segment information below. Second quarter consolidated internal revenue, which represents total revenue less incremental revenue from acquisitions, increased 4%, from $227.2 million for 2007 to $235.7 million for 2008 (excluding $5.0 million of incremental acquisition revenue in 2008).

Cost of Revenue

In the second quarter of 2008, cost of revenue was $124.6 million, or 52% of total revenue, a slight increase from $116.2 million, or 51% of revenue in the same period of 2007. For the first six months of 2008, cost of revenue was $250.0 million, or 52% of total revenue, consistent with $232.4 million, or 52% of revenue in the same period of 2007. The increase in cost of revenue is primarily due to increased revenue in the Insurance Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $58.2 million, or 24% of total revenue, in the second quarter of 2008 from $53.0 million, or 23% of total revenue, in the second quarter of 2007. For the first six months of 2008, selling, general and administrative expenses increased to $116.7 million, or 24% of total revenue, compared to $104.6 million, or 23% of total revenue, for the first six months of 2007. The increase in selling, general and administrative expenses is primarily due to increased legal and incentive compensation costs, combined with increased costs in our Insurance Services and Screening and Authentication Services segments.

Other Operating Charges

Other operating charges include the following:

(in thousands)	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Asset impairments	$1,584	$—	$2,070	$—
Transaction-related expenses	11,785	—	13,786	—
Lease abandonment, severance, and other expenses	3,059	1,664	4,230	1,886
Fraudulent data access related expense (benefit)	10	(1,501)	109	(934)

Total other operating charges	$16,438	$163	$20,195	$952

In the second quarter of 2008, the Company recorded other operating charges of $16.4 million ($11.9 million net of taxes) that include $11.8 million for transaction-related expenses associated with the Company’s pending sale to Reed Elsevier, and charges of $4.6 million consisting primarily of lease abandonment and asset impairment charges. During the six months ended June 30, 2008 the Company recorded other operating charges of $20.2 million ($14.4 million net of taxes)

that include $13.8 million for transaction-related expenses associated with the Company’s pending sale to Reed Elsevier, and charges of $6.4 million consisting primarily of lease abandonment and asset impairment charges.

In the second quarter of 2007, the Company recorded other operating charges of $0.2 million ($0.1 million net of taxes) that included $1.7 million for severance and lease abandonment primarily associated with the consolidation of facilities, and a net benefit of $1.5 million due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access. During the first six months of 2007, the Company recorded other operating charges of $1.0 million ($0.6 million net of taxes) that included $1.9 million for lease abandonment and severance associated with the consolidation of facilities, and a net benefit of $0.9 million due to a partial reversal of third party legal accruals related to the previously disclosed fraudulent data access.

Operating Income

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Operating Income	$41,451	$57,941	-28%	$94,704	$111,681	-15%
Operating Income as a percentage of total revenue	17.2%	25.5%		19.7%	24.8%

The Company’s operating income for the second quarter of 2008 was $41.5 million, compared to $57.9 million for the same period of 2007. Operating income for the three months ended June 30, 2008 includes other operating charges of $16.4 million. The Company’s operating income for the first six months of 2008 was $94.7 million, compared to $111.7 million for the same period of 2007. Operating income for the six months ended June 30, 2008 includes other operating charges of $20.2 million discussed above.

Operating income for the second quarter of 2007 includes other operating charges of $0.2 million. During the first six months of 2007, operating income includes other operating charges of $1.0 million discussed above.

Interest Expense

Interest expense was $6.4 million for each of the second quarters of 2008 and 2007. For the six months ended June 30, 2008, interest expense was $14.1 million, compared to $12.7 million for the first six months of 2007 due to higher average debt outstanding, which is primarily associated with the Company’s share repurchases throughout 2007.

Income Taxes

ChoicePoint’s effective tax rate was 44.5% for the quarter ended June 30, 2008, compared to 39.7% for the quarter ended June 30, 2007. For the first six months of 2008, ChoicePoint’s effective tax rate was 41.9%, compared to 39.0% for the six months ended June 30, 2007. The increase in the effective tax rate in 2008 is due primarily to the non-deductibility of certain charges incurred in connection with proposed acquisition of ChoicePoint by Reed Elsevier.

Discontinued Operations

Marketing Services Segment Divestiture - During the second quarter of 2008, the Company decided to divest its Marketing Services segment. As a result, the Company is reporting the segment as discontinued operations and eliminating the reporting of the Marketing Services segment. In connection with the divestiture decision, the Company recorded a pre-tax charge of $17.1 million to reduce the carrying value of the Marketing Services segment assets to their currently estimated fair value less costs to sell. On July 9, 2008, the Company sold the Database Solutions portion of this segment to Acxiom Corporation. The Company expects to divest the remaining portion of the segment within the next 12 months. In connection with the divestiture, the Company currently estimates it will incur severance and related costs of approximately $3 million during the second half of 2008.

On June 6, 2008, the Company completed the sale of i2 to Silver Lake Sumeru, a leader in private investments in technology, technology-enabled and related growth industries, in a cash purchase of $175.6 million, subject to the finalization of working capital adjustments. In March 2008, the Company completed the sale of its iMap business to a private investment group for total net proceeds of $1.8 million. During the first six months of 2007, the Company completed the sale of its Bode business, its BLJ businesses and its EquiSearch businesses for total net proceeds of $28.6 million. The results of these discontinued operations are reflected in the Company’s Condensed Consolidated Statements of Income as discontinued operations.

The following amounts related to the above businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service revenue	$20,264	$36,797	$49,667	$81,043
Reimbursable expenses (a)	4,174	5,412	7,713	10,271

Total revenue	$24,438	$42,209	$57,380	$91,314
Income (loss) from discontinued operations	$(17,715)	$1,674	$(25,167)	$4,509
Gain (loss) on sale of discontinued operations	54,953	137	55,013	(244)
Income tax provision	(14,684)	(326)	(11,670)	(1,199)

Income from discontinued operations, net of taxes	$22,554	$1,485	$18,176	$3,066

Segment Information

The following table provides additional details of total revenue and operating income included in the Condensed Consolidated Statements of Operations (unaudited):

	Three months ended June 30, 2008		Three months ended June 30, 2007
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$141,307	$69,440	$125,185	$62,726
Screening and Authentication Services	65,940	13,071	65,881	12,714
Business Services	33,452	(419)	36,159	2,918
Corporate and shared (a)	—	(19,660)	—	(15,277)
Stock-based compensation (b)	—	(4,543)	—	(4,977)
Other operating charges (c)	—	(16,438)	—	(163)

Totals	$240,699	$41,451	$227,225	$57,941

	Six months ended June 30, 2008		Six months ended June 30, 2007
(In thousands)	Revenue	Operating Income	Revenue	Operating Income
Insurance Services	$283,993	$141,464	$250,467	$127,906
Screening and Authentication Services	128,259	23,472	127,319	22,781
Business Services	69,339	973	71,856	3,858
Corporate and shared (a)	—	(41,400)	—	(31,862)
Stock-based compensation (b)	—	(9,610)	—	(10,050)
Other operating charges (c)	—	(20,195)	—	(952)

Totals	$481,591	$94,704	$449,642	$111,681

(a)	Corporate and shared expenses benefit all segments and include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Group Centers	$10,303	$11,812	$21,159	$23,012
Third-Party Legal, Audit, and Tax Costs	4,640	1,700	8,358	3,552
Incentive Compensation/ Benefits	4,583	1,155	10,990	4,317
Other	134	610	893	981

Total	$19,660	$15,277	$41,400	$31,862

Group centers include functions such as finance, accounting, audit, legal, credentialing, executives, facilities, purchasing, marketing, human resources and select technology costs. Total headcount related to these functions was 175 at June 30, 2008 and 192 at June 30, 2007.

(b)	Stock-based compensation includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock option expense	$2,159	$2,925	$4,368	$5,938
Restricted stock expense	2,384	2,052	5,242	4,113

Total	$4,543	$4,977	$9,610	$10,051

See Note 8 to the Condensed Consolidated Financial Statements for a more complete description of stock-based compensation.

(c)	The Company has presented analysis above with and with out these items because they represent costs that management excludes in its assessments of operating results. See Note 5 to the Condensed Consolidated Financial Statements for a description of other operating charges.

In the second quarter of 2008, Insurance Services’ total revenue increased 12.9% to $141.3 million, compared to $125.2 million in the second quarter of 2007. For the first six months of 2008, total revenue increased 13.4% to $284.0 million compared to $250.5 million for the first six months of 2007. Internal revenue growth from the second quarter of 2007 to the second quarter of 2008 of 10.5% excludes $3.0 million of revenue related to an acquisition in the first quarter of 2008. Internal revenue growth from the first six months of 2007 to the first six months of 2008 of 11.3% excludes $5.1 million of revenue related to an acquisition in the first quarter of 2008. Internal revenue growth in the second quarter of 2008 was led by double digit internal revenue growth in data services and claims solutions. The delayed timing of new contract signings resulted in nominal growth in our software business.

Operating income increased 10.7% in the Insurance Services group to $69.4 million for the second quarter of 2008, compared to $62.7 million in the second quarter of 2007. Operating income increased 10.6% in the Insurance Services group to $141.5 million for the first six months of 2008, compared to $127.9 million for the first six months of 2007. Operating profit margin was 49.1% for the second quarter of 2008, compared to 50.1% in the same period of 2007. Operating profit margin was 49.8% for the first six months of 2008, compared to 51.1% for the same period of 2007. This decrease is primarily due to changes in product mix and ongoing investments in new product initiatives.

Screening and Authentication Services’ total revenue and internal revenue both increased by 0.1% to $65.9 million in each of the second quarters of 2008 and 2007. For the first six months of 2008, total revenue and internal revenue increased by 0.7% to $128.3 million for the first six months of 2008 compared to $127.3 million in the first six months of 2007. Double-digit internal revenue growth from our occupational health, tenant screening, Bridger, and VitalChek businesses during the first six months of 2008 was offset by continued negative internal revenue growth in our employment-related screening business, due primarily to reduced hiring levels by our largest customers.

Operating income for Screening and Authentication Services for the second quarter of 2008 was $13.1 million, compared to $12.7 million for the same period of 2007. Operating income increased 3.0% in the Screening and Authentication Services group to $23.5 million for the first six months of 2008, compared to $22.8 million for the first six months of 2007. Operating profit margin increased to 19.8% for the second quarter of 2008, from 19.3% in the second quarter of

2007. Operating profit margin was 18.3% for the first six months of 2008, compared to 17.9% for the same period of 2007. This increase is primarily due to the impact of cost management initiatives implemented in 2007 and 2008.

Business Services’ total revenue decreased by 7.5% to $33.5 million in the second quarter of 2008, compared to $36.2 million in the second quarter of 2007. For the first six months of 2008, total revenue declined 3.5% to $69.3 million compared to $71.9 million for the first six months of 2007. These results include the impact of our Charles Jones joint venture, which was effective July 1, 2007. Excluding the impact of $2.0 million of incremental revenue for the Charles Jones joint venture, internal revenue declined 13.1% during the second quarter of 2008, as compared to the same period of the prior year. For the six months ended June 30, 2008 internal revenue declined 9.4% compared to the first six months of 2007, excluding the impact of $4.3 million of incremental revenue for the Charles Jones joint venture. Revenues from our on-demand business due diligence (“BIS”) products continued to decline due to macroeconomic conditions impacting our customers.

Operating loss in the Business Services segment was $0.4 million for the second quarter of 2008, compared to operating income of $2.9 million for the same period of 2007. For the six months ended June 30, 2008, operating income declined to $1.0 million, compared to $3.9 million for the same period of 2007. Operating loss margin was 1.3% for the second quarter of 2008, compared to an operating profit margin of 8.1% in the second quarter of 2007. For the first six months of 2008, operating margin was 1.4% compared to 5.4% or the first six months of 2007 as slightly improved margins in our public records business offset declines in the Charles Jones and BIS business units.

Corporate and shared expenses for the second quarter of 2008 were $19.7 million, or 8.2 percent of total revenue, compared to $15.3 million, or 6.7 percent of total revenue, in the second quarter of 2007. For the first six months of 2008, corporate and shared expenses were $41.4 million, or 8.6% of total revenue, compared to $31.9 million, or 7.1% of total revenue for the first six months of 2007. The increase in corporate and shared expenses is due to $4.4 million of specific third party legal costs, and $6.0 million of incremental incentive compensation.

Stock-based compensation expense of $4.5 million ($3.3 million net of taxes) was recorded during the second quarter of 2008. Approximately $0.8 million of stock-based compensation expense is included in cost of revenue, with the remaining $3.7 million of stock-based compensation expense included in selling, general and administrative expenses. These amounts include restricted stock expense of $2.4 million ($1.4 million net of taxes), and stock option expense of $2.2 million ($1.8 million net of taxes). The Company recorded $5.0 million ($3.8 million net of taxes) of stock-based compensation expense in the second quarter of 2007, which includes restricted stock expense of $2.1 million ($1.3 million net of taxes) and stock option expense of $2.9 million ($2.5 million net of taxes).

For the first six months of 2008, the Company recorded stock-based compensation expense of $9.6 million ($6.9 million net of taxes). Approximately $1.6 million of stock-based compensation expense is included in cost of revenue, with the remaining $8.0 million of stock-based compensation expense included in selling, general and administrative expenses. These amounts include restricted stock expense of $5.2 million ($3.2 million net of taxes), and stock option expense of $4.4 million ($3.8 million net of taxes). The Company recorded $10.1 million ($7.5 million net of taxes) of stock-based compensation expense in the first six months of 2007, which includes restricted stock expense of $4.1 million ($2.6 million net of taxes) and stock option expense of $5.9 million ($4.9 million net of taxes).

Cash Flow and Liquidity Review

Liquidity and Capital Resources

The Company’s sources of capital include, but are not limited to, cash and cash equivalents, cash from continuing operations, amounts available under the Credit Facility and the Credit Agreement as those terms are defined below (see Note 7 to the Condensed Consolidated Financial Statements) and other external sources of funds. ChoicePoint’s short-term and long-term liquidity depends primarily upon its level of net income, working capital management (accounts receivable, accounts payable and accrued expenses) and bank borrowings. The Company believes that available short-term and long-term capital resources are sufficient to fund capital expenditures, working capital requirements, scheduled debt payments, and interest and tax obligations for the next twelve months. The Company currently estimates 2008 capital expenditures will be approximately $50 – $60 million. Any material variance of operating results could require us to obtain additional equity or debt financing. In addition, investments in business, products, or technologies could require us to obtain additional equity or debt financing. There can be no assurance that such financing will be available to us on favorable terms.

The Company uses cash generated to invest in growing the business, to fund acquisitions and operations, and to repay debt. Therefore, no cash dividends have been paid, and we do not anticipate paying any cash dividends on our common stock in the near future. Pursuant to the terms of the Merger Agreement, the Company may not pay dividends on its common stock without the prior written consent of Reed Elsevier. As discussed below, the Company obtained additional long-term financing in January 2008. ChoicePoint may, subject to certain limitations on the incurrence of indebtedness contained in the Merger Agreement, also utilize an existing line of credit for overnight borrowings; however, no such borrowings were outstanding at either June 30, 2008 or December 31, 2007.

In 2006, the Company entered into a $600 million unsecured credit facility (the “Credit Facility”), which is expandable to $750 million. There was $200.0 million outstanding under the Credit Facility at June 30, 2008, and $530.0 million outstanding at December 31, 2007. In addition, approximately $10.5 million of the remaining availability under the Credit Facility was utilized for outstanding letters of credit. The Credit Facility bears interest at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. The applicable margins range from 0.28% to 0.60% per annum based on ChoicePoint’s funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio. Within the Credit Facility, the Company has a $50 million line of credit with a participating bank at either a base rate as defined in the Credit Facility or LIBOR plus an applicable margin. At June 30, 2008 there were no borrowings outstanding under the line of credit. The Credit Facility, including the line of credit, expires on October 25, 2011. The average interest rate based on the terms of the Credit Facility was 3.3% at June 30, 2008.

On January 14, 2008, the Company entered into a $300 million five-year unsecured Term Loan Credit Agreement (the “Credit Agreement”) with many of the same lenders that are party to the Credit Facility. Fees incurred in connection with the agreement totaled approximately $1.0 million, and are being amortized over the term of the agreement. All amounts borrowed under the Credit Agreement were used to repay amounts outstanding under the Company’s existing Credit Facility. There was $285.0 million outstanding under the Credit Agreement at June 30, 2008. ChoicePoint and its material subsidiaries (as defined in the Credit Agreement) that are U.S. subsidiaries are guarantors of the obligations. The Credit Agreement bears interest at either a base rate as defined in the Credit Agreement or LIBOR plus an applicable margin. The applicable margins range from 1.000% to 1.375% per annum based on ChoicePoint’s funded debt to EBITDA ratio. The Credit Agreement contains covenants customary for this type of facility and the loans made under the Credit Agreement will mature on January 14, 2013. The average interest rate based on the terms of the Credit Agreement was 3.8% at June 30, 2008.

In 2001, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) with a financial institution whereby it could sell on a continuous basis, an undivided interest in all eligible trade accounts receivable subject to limitations. The Company maintained the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables were collected. The Receivables Facility permitted the advance of up to $125 million on the sale of accounts receivable. The Receivables Facility expired in June 2008 in accordance with the terms of the agreement, and net proceeds were fully paid prior to the expiration of the facility. Net proceeds from the Receivables Facility were $80.0 million at December 31, 2007.

At June 30, 2008, the Company had $389.5 million of available capacity under the above facilities. Scheduled maturities of long-term debt subsequent to June 30, 2008 are as follows: $200.0 million in 2011 and $285.0 million in 2013.

Interest and tax payments totaling $27.2 million were made during the six months ended June 30, 2008.

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

The Company has accounted for the synthetic leases as operating leases and has recorded rent expense. If the Company had elected to purchase the properties instead of entering into the synthetic leases, total assets and debt would have increased by $83.9 million at June 30, 2008 and December 31, 2007 and it would have recorded additional depreciation expense related to the synthetic leases of approximately $0.8 million ($0.5 million after tax) for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the Company would have recorded additional depreciation expense of approximately $1.6 million ($1.0 million after tax), and $1.6 million ($1.0 million after tax), respectively, if the Company had elected to purchase the properties instead of entering into the synthetic leases.

Derivatives

Derivative financial instruments at June 30, 2008 consist of four interest rate swap agreements entered into to reduce the impact of changes in a benchmark interest rate (LIBOR) on the Company’s LIBOR-based payments on the Company’s synthetic leases and Credit Facility (collectively, the “Swap Agreements”). At June 30, 2008, the total notional amount under these Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements discussed above, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The swap agreements which relate to the company’s synthetic leases mature in January 2012, and the swap agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility. Amounts currently due to or from interest rate swap counterparties are recorded as expense in the period in which they accrue. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the other parties to the Swap Agreements. However, the Company does not anticipate nonperformance by the counterparties. As of June 30, 2008, the fair value of the outstanding interest rate swap agreements was a liability of $9.2 million, which is included in the Condensed Consolidated Balance Sheet, and has been recorded net of taxes in accumulated other comprehensive income in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138.

Summary of Cash Activities

Net cash provided by operating activities increased $5.9 million to $110.9 million for the six months ended June 30, 2008 from $105.0 million for the first six months of 2007. The increase in net cash provided by operating activities was driven by improved working capital management.

Net cash provided by investing activities for the six months ended June 30, 2008 was $132.4 million and included $170.0 million net proceeds for the sale of our i2 business and $1.8 million net proceeds for the sale of our iMap business, offset by $29.7 million in capital expenditures and $6.2 million for the acquisition of Optimal Decisions Group. The Company did not invest in any new businesses in the first six months of 2007. Net cash provided by investing activities of $6.8 million in the first six months of 2007 included $28.6 million for the sale of businesses, offset by capital expenditures of $21.2 million.

Net cash used in financing activities was $95.0 million during the six months ended June 30, 2008 due primarily to net repayments of $330.0 million under the Credit Facility and $80.0 million under the Receivables Facility, offset by net borrowings of $285.0 million under the Credit Agreement, and $29.1 million in proceeds from the exercise of stock options. During the comparable period of 2007, the Company used net cash in financing activities of $116.9 million that included net borrowings of $20.0 million under the Credit Facility, net repayments of $10.0 million under the Receivables Facility, and the repurchase of $138.3 million of Company stock.

Critical Accounting Policies

The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the Company to make estimates and assumptions which may be revised over time as new information and regulations become available. The Company believes that of its significant accounting policies (see Notes to the Condensed Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity:

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

During the second quarter of 2008, the Company decided to divest its Marketing Services segment. As a result, the Company is reporting the segment as discontinued operations and eliminating the reporting of the Marketing Services segment. In connection with the divestiture decision, the Company recorded a pre-tax charge of $17.1 million to record the Marketing Services segment assets at their currently estimated fair value less costs to sell.

The Company completed its last annual goodwill impairment review as of October 31, 2007. As a result of this review, the Company recorded a non-cash impairment charge of $86.0 million ($53.4 million after tax benefit) to reduce the carrying value of goodwill and other assets in its Marketing Services segment to reflect the then estimated fair value of this business. Additionally, during 2007, in connection with the decision to divest its iMap business, the Company recorded a non-cash impairment charge of $57.7 million ($35.6 million after tax benefit) to reflect the currently estimated net proceeds to be realized from selling the business.

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

Purchase Price Allocation

Over its history, the Company’s growth has been partly driven by acquisitions. The application of the purchase method of accounting requires companies to assign values to acquired assets and liabilities, including intangible assets acquired based on their fair value. The determination of fair value for acquired assets, particularly intangible assets, requires a high degree of judgment, and estimates often involve significant subjectivity due to the lack of transparent market data or listed market prices. The Company generally uses internal evaluations in determining the fair value of assets acquired and liabilities assumed; however, the use of different valuation models or assumptions could result in different amounts of goodwill and other acquisition intangible assets and different lives for amortizable intangible assets. As of June 30, 2008, certain of the Company’s purchase price allocations were based on preliminary estimates which may be revised in future periods as estimates and assumptions are finalized (see Note 10 to the Condensed Consolidated Financial Statements). The Company does not anticipate that these revisions would be significant to the financial statements taken as a whole.

Software and Databases Developed for Internal Use

The Company capitalizes certain direct costs incurred in the development of internal use software and databases. Amortization of such costs as cost of service revenue is calculated on a straight-line basis generally over three to five years. The Company evaluates the recoverability of capitalized costs periodically or as changes in circumstances suggest a possible impairment may exist in accordance with SFAS No. 144. Amortization of capitalized software and database costs, including data purchases, amounted to $5.4 million in the first six months of 2008 and $5.9 million in the first six months of 2007.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R)’s fair value method of measurement for all share-based payment transactions with employees using its modified prospective transition method. Under this transition method, compensation cost was recognized after adoption for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and all share-based payments granted subsequent to January 1, 2006. As of June 30, 2008, there was approximately $9.4 million in total unrecognized compensation cost related to stock options, $10.9 million related to restricted shares, $5.1 million related to deferred shares, $2.5 million related to phantom shares, and $0.6 million related to share equivalent units. That cost is expected to be recognized over a weighted average period of 2.0 years for stock options, 2.0 years for restricted shares, 1.8 years for deferred shares, 1.8 years for phantom shares, and 1.0 year for share equivalent units. Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock compensation expense. The Company periodically reviews all assumptions used in its stock option pricing model. Changes in these assumptions for future grants could have a significant impact on the amount of stock-based compensation expense.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

Fair Value Measurement

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our derivative contracts discussed in Note 7 to the Condensed Consolidated Financial Statements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1	- Quoted prices in active markets for identical assets or liabilities

Level 2	- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	- Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008, as required by SFAS 157:

(in thousands)	Level 1	Level 2	Level 3
Assets
Investments	$—	$—	$—
Liabilities
Interest rate swap	$—	$9,246	$—

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

Forward-Looking Statements

Certain information set forth in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,” “are expected to,” “anticipate,” “estimate,” “project,” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors: the results of our ongoing review of fraudulent data access and other events, the risk that the proposed merger between the Company and a wholly owned subsidiary of Reed Elsevier Group plc will not be consummated within the time frame contemplated by the Company or at all, the results of litigation or government proceedings, demand for the Company’s services, product development, maintaining acceptable margins, the continued revenue decline from customers in the sub-prime mortgage lending industry, maintaining our data supply, maintaining secure systems including personal privacy systems, our ability to minimize system interruptions, our ability to control costs, the impact of federal, state and local regulatory requirements on the Company’s business, privacy matters and any federal or state legislative responses to identify theft concerns, the impact of competition and customer consolidations, our ability to continue our long-term business strategy, our ability to attract and retain qualified personnel, and the uncertainty of economic conditions in general. Additional information concerning these and other risks and uncertainties is contained in the Company’s filings with the SEC, including the Company’s Annual Report on Form 10–K for the year ended December 31, 2007. Readers are cautioned not to place undue reliance on forward-looking statements, since the statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update these statements based on events that may occur after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company’s market risk associated with its debt obligations as of June 30, 2008. The information below should be read in conjunction with Note 7 to the Condensed Consolidated Financial Statements.

At June 30, 2008, borrowings outstanding under the Credit Facility were $200.0 million and borrowings outstanding under the Credit Agreement were $285.0 million. These facilities bear interest at variable rates based on LIBOR plus applicable margins. At June 30, 2008, the Company’s interest rate was 3.3% under the Credit Facility and 3.8% under the Credit Agreement. At June 30, 2008, $83.9 million was outstanding under the Company’s synthetic lease agreements. At June 30, 2008, the total notional amount under the Swap Agreements was $283.9 million, consisting of the $12.5 million, $25.2 million, and $46.2 million swap agreements related to the synthetic lease agreements, and $200.0 million related to the Credit Facility. The Swap Agreements involve the receipt of a variable rate and payment by ChoicePoint of fixed rates of 4.9%. The Swap Agreements which relate to the company’s synthetic leases mature in January 2012, and the Swap Agreement related to the Credit Facility matures in October 2011. The Company has designated all of these swaps as cash flow hedges of the variability in expected future interest payments on the Company’s aggregate $83.9 million in synthetic leases and $200 million of the amount outstanding on the Credit Facility.

Based on the Company’s overall interest rate exposure at June 30, 2008, a one percent change in interest rates would result in a change in annual pretax interest expense of approximately $2.9 million based on the Company’s current level of borrowings.

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

The majority of the Company’s revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, the Company does transact business in other currencies. The Company’s operations in foreign countries represented less than 1% of consolidated revenue from continuing operations and less than 4% of total revenue, including discontinued operations, during the three months and six months ended June 30, 2008.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Below is a description of the Company’s material pending legal proceedings. While the ultimate resolution of the matters discussed below cannot presently be determined, an unfavorable outcome in these cases could have a material adverse effect on the Company’s financial condition or results of operations.

Class Action Litigation

Fresco Litigation. A class action lawsuit against the Company was filed in the United States District Court for the Southern District of Florida on August 11, 2003 (Fresco, et al. v. Automotive Directions Inc., et al.) alleging that the Company obtained, disclosed and used information obtained from the Florida Department of Highway Safety and Motor Vehicles (“Florida DHSMV”) in violation of the federal Drivers Privacy Protection Act (“DPPA”). In their complaint, the plaintiffs seek to represent classes of individuals whose personal information from Florida DHSMV records has been obtained, disclosed and used for marketing purposes or other allegedly impermissible uses by the Company without the express written consent of the individual. A number of the Company’s competitors have also been sued in the same or similar litigation in Florida. This complaint seeks certification as a class action, compensatory damages, attorneys’ fees and costs, and injunctive and other relief. After vigorously defending against the action, the defendants engaged in court ordered mediation beginning in February 2006. A proposed settlement agreement was filed with the court on December 20, 2006, on behalf of the plaintiffs and all but two of the named defendants. On May 11, 2007, the District Court entered orders which, among other things: (1) granted preliminary approval of the proposed class action settlement; (2) certified the conditional nationwide class; (3) denied the motion of the plaintiffs in the Taylor case referenced below (collectively, the “Texas Interveners”) to intervene in Fresco; and (4) granted an injunction to maintain the status quo, which prohibits the Taylor case referenced below from moving forward. On May 11, 2007, the Texas Interveners and the putative class members in the Taylor case filed a notice of appeal with respect to the denial of the motion for limited intervention and the granting of the temporary injunction. The United States Court of Appeals for the Eleventh Circuit issued an order dated June 6, 2007, questioning whether it has jurisdiction over the appeal. On September 24, 2007, the Court of Appeals issued an Order declining jurisdiction of the Texas Interveners’ Motion to Intervene and finding that it did have jurisdiction to decide permissibility of the preliminary approval Order’s injunction against pursuing related proceedings in other Courts. On October 24, 2007, the District Court held the final approval hearing on the proposed class action settlement. The District Court has not yet issued a ruling. The Court of Appeals has scheduled for September 25, 2008, oral argument for the Texas Interveners’ appeal of the District Court’s denial of plaintiffs’ motion to intervene and its inclusion of the injunction to maintain the status quo. The Company believes that any additional liability which may result from the resolution of this action in excess of the amounts to be paid pursuant to the settlement agreement with the Fresco plaintiffs will not have a material effect on the financial condition, results of operations, or cash flows of the Company.

Taylor Litigation. On January 5, 2007, a purported class action lawsuit was filed against the Company and certain of its competitors in the United States District Court for the Eastern District of Texas, Taylor v. Acxiom Corporation, on behalf of each and every individual in the State of Texas whose name, address, driver identification number, and certain other identifiers are contained in motor vehicle records obtained by the defendants from the Texas Department of Public Safety without the express consent of the individual during the period from June 1, 2000, through the date of judgment. The plaintiffs also filed pleadings seeking to intervene in the Fresco litigation and objecting to the proposed settlement agreement for such litigation. The ruling on such pleadings is addressed above. On February 8, 2007, the Company filed a motion to dismiss the Taylor litigation based on the fact that Fresco was first-filed, the nationwide class in Fresco encompasses the Texas class, and reasons of judicial economy and fundamental fairness dictate against duplicative class actions in federal courts. The Taylor litigation is currently enjoined from proceeding pursuant to the District Court’s order issued in the Fresco litigation, discussed above.

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

FTC and State Attorneys General Investigations. In February 2006, the Company reached a settlement with the FTC regarding its investigation into the Company’s compliance with federal laws governing consumer information security and related issues, including the fraudulent data access that occurred in 2004. The settlement requires, among other things, that the Company obtain, every two years until 2026, an assessment from a qualified, independent third-party professional to ensure that the Company’s information security program meets the standards of the settlement. On February 20, 2008, the Company received a letter from the FTC notifying the Company that after reviewing ChoicePoint’s 180-day Report submitted pursuant to the settlement order, the Enforcement Division of the FTC was not recommending any enforcement action to the FTC. Effective June 5, 2007, the Company also entered into an Assurance of Voluntary Compliance and Discontinuance with the Attorneys General of 43 states and the District of Columbia.

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

On January 15, 2008, the Company entered into a Letter of Understanding pursuant to which the parties to the litigation would, subject to notice to the class, court approval and certain other conditions, settle all claims. The Company and the other defendants do not admit to any liability by the Company or such defendants. Under the terms of the Letter of Understanding, the Company will pay $10 million to the plaintiffs, subject to court approval. On March 7, 2008, the parties filed the Stipulation of Settlement and accompanying documents with the United States District Court for the Northern District of Georgia. On March 24, 2008, the court issued an Order preliminarily approving the settlement. On July 21, 2008, the court issued a Final Judgment and Order of Dismissal with Prejudice, approving the terms of the settlement and dismissing the litigation with prejudice. The Company anticipates that the settlement will have no effect on the Company’s financial results, as the Company had previously reserved funds to pay for the portion of the settlement amount not covered by insurance.

Mellott Litigation. On May 20, 2005, a purported class action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and certain individuals who are alleged to be fiduciaries under the ChoicePoint Inc. 401(k) Profit Sharing Plan (the “Plan”), Curtis R. Mellott v. ChoicePoint Inc., et al., 1:05-CV-1340. The suit alleges violations of ERISA fiduciary rules through the acquisition and retention of the Company’s stock by the Plan on and after November 24, 2004. Plaintiffs seek compensatory damages, injunctive and equitable relief, attorneys’ fees and costs. On April 14, 2006, the defendants filed a motion to dismiss, which the court granted on March 7, 2007, disposing of the case in its entirety. On March 21, 2007, plaintiffs filed a motion for reconsideration, which was denied on

June 18, 2007. On July 12, 2007, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, which was docketed on July 16, 2007.

On November 21, 2007, a Settlement Agreement was signed by all parties to the litigation and filed with the District Court. Pursuant to the Settlement Agreement, the parties agreed to the following equitable relief: (a) Plan participants will retain the right through December 31, 2010, to diversify freely out of the Company’s matching contribution made in the Company’s common stock; (b) the Company’s matching contribution will be at least 25% for three years; (c) the Company will continue its current investment education program for three years; and (d) the Company will post language on its intranet site for three years that will advise participants to give careful consideration of the benefits of a well-balanced and diversified investment portfolio. In addition, the Company agreed to pay $10,000 to the named plaintiff, attorneys’ fees and costs in the amount of $100,000, costs of settlement notices to the class as well as costs of settlement administration, and costs to retain an independent fiduciary for settlement review and approval on behalf of Plan participants. On December 6, 2007, the Company filed a Joint Motion for Preliminary Approval of the Class Action Settlement with the District Court and on December 11, 2007, the Company filed its Joint Motion to Stay Appeal Pending Review and Approval of Settlement with the District Court. On March 21, 2008, ChoicePoint filed a Joint Motion asking the Eleventh Circuit to remand the Appeal for the limited purpose of the District Court effectuating the Settlement. On March 28, 2008, the Company filed a Joint Motion with the District Court seeking to vacate the dismissal of the litigation and to reinstate the litigation in order to give the Judge jurisdiction to review and approve the settlement. On April 28, 2008, the United States Court of Appeals for the Eleventh Circuit granted our Joint Motion and remanded the Appeal to the District Court for the limited purpose of considering motions for the approval of the settlement of the litigation. On June 12, 2008, the District Court approved the settlement of this litigation. The Final Fairness Hearing is set for September 15, 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 16, 2008, the Company held a special meeting of the shareholders. The following matters were submitted to a vote of security holders:

(a)	Agreement and Plan of Merger, dated as of February 20, 2008, by and among ChoicePoint, Reed Elsevier Group plc and Deuce Acquisition Inc., under which ChoicePoint would be acquired by Reed Elsevier:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
56,932,680	184,364	67,986	—

(b)	Proposal to adjourn or postpone the special meeting to a later date or time, if necessary or appropriate, to solicit additional proxies in the event there are insufficient votes at the time of such adjournment or postponement to approve the merger agreement:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
54,335,595	2,725,099	124,336	—

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of February 20, 2008, by and among ChoicePoint Inc., Reed Elsevier Group plc and Deuce Acquisition Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 22, 2008).

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, File No. 333-30297).

10.1	Securities Purchase Agreement dated April 23, 2008, by and among ChoicePoint Services Inc., ChoicePoint Government Services LLC, and i2 Acquisition Corp.

31.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David E. Trine, Chief Financial Officer, pursuant to Rule 13a–14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Derek V. Smith, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David E. Trine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEPOINT INC. (Registrant)

August 7, 2008	/s/ Derek V. Smith
Date	Derek V. Smith, Chairman and Chief Executive Officer (Duly Authorized Officer)

August 7, 2008	/s/ David E. Trine
Date	David E. Trine, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)